Form 10-K
period 2003-12-31
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2004-03-15
CIK 1256536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003.

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ___________ to ___________.

                        Commission File Number 001-31916

                     AMERICAN HOME MORTGAGE INVESTMENT CORP.
             (Exact Name of Registrant as Specified in Its Charter)

               Maryland                                 20-0103914
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                    520 Broadhollow Road, Melville, NY 11747
               (Address of Principal Executive Offices) (Zip Code)

                                 (516) 949-3900
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                                   NAME OF EACH EXCHANGE
Common Stock, $0.01 par value                            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

            The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant), as of December 31, 2003, was approximately $394,714,235 (computed by reference to the closing price of the common stock of American Home Mortgage Holdings, Inc., the predecessor corporation of the registrant ("Holdings"), on the Nasdaq National Market as of the last business day of Holdings' most recently completed second fiscal quarter).

            As of March 8, 2004, there were 39,858,660 shares of Common Stock outstanding.

                      Documents Incorporated By Reference:

            The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the registrant's 2004 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2003.

                                TABLE OF CONTENTS

                                                                            Page


                                     PART I

ITEM 1.   BUSINESS............................................................2

ITEM 2.   PROPERTIES.........................................................13

ITEM 3.   LEGAL PROCEEDINGS..................................................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS............................................................15

ITEM 6.   SELECTED FINANCIAL DATA............................................16

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..............................................18

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........32

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................32

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...............................................32

ITEM 9A   CONTROLS AND PROCEDURES............................................33

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................34

ITEM 11.  EXECUTIVE COMPENSATION.............................................34

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS........................................34

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................34

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................34

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...35

SIGNATURES...................................................................37

INDEX TO FINANCIAL STATEMENTS

INDEX TO EXHIBITS

                                     PART I

                            SPECIAL NOTES OF CAUTION


      Regarding Forward-Looking Statements

      This report, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of the federal securities laws. Some of the forward-looking statements can be identified by the use of forward-looking words. When used in this report, statements which are not historical in nature, including the words "anticipate," "may," "estimate," "should," "seek," "expect," "plan," "believe," "intend," and similar words, or the negatives of those words, are intended to identify forward-looking statements. Statements which also contain a projection of revenues, earnings
(loss), capital expenditures, dividends, capital structure or other financial terms are intended to be forward-looking statements. Certain statements regarding the following particularly are forward-looking in nature:

      o     our business strategy;

      o future performance, developments, market forecasts, or projected dividends;

      o     projected acquisitions or joint ventures; and

      o     projected capital expenditures.

      It is important to note that the description of our business in general, and our mortgage-backed securities holdings in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the amount of leverage we use, the liabilities we incur and other characteristics of our assets and liabilities are subject to reevaluation and change without notice.

      The forward-looking statements in this report are based on our management's beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to it. These statements are not statements of historical fact. Forward-looking statements are subject to a number of factors, risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial position. These factors include, without limitation:

      o our limited operating history with respect to our proposed portfolio strategy;

      o our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders, and that we may suffer losses as a result of such modifications or changes;

      o     our need for a significant amount of cash to operate our business;

      o     risks associated with the use of leverage;

      o     disruptions in the market for repurchase facilities;

      o failure to match the interest rates on our borrowings with the interest rates on the mortgage-backed securities we hold;

      o     failure to maintain our status as a real estate investment trust;

      o changes in federal and state tax laws affecting real estate investment trusts;

      o     general economic, political, market, financial or legal conditions;
            and

      o the other factors referenced in this report, including, without limitation those under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report might not occur, and we qualify any and all of our forward-looking statements entirely by these cautionary factors. You are cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements are inherently uncertain, and actual results may differ from expectations. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

      ITEM 1. BUSINESS

      General

      We are in the business of investing in mortgage-backed securities resulting from the securitization of prime-quality residential mortgage loans that we originate and service. Self-originating the loans underlying our securities allows us to invest in those securities at a lower cost than acquiring similar assets in the capital markets, and therefore is expected to enhance the return we earn on those securities. Our business strategy is to securitize most of the adjustable-rate mortgage, or ARM, loans that we originate, to hold substantially all of the securities resulting from these securitizations, to service those loans underlying our securities and to sell the fixed-rate mortgage loans that we originate. Generally, loans we originate are high-credit-quality prime loans that are either eligible for sale to Fannie Mae or Freddie Mac, or are jumbo loans for borrowers with higher FICO credit scores. We will elect in our 2003 tax return to be treated as a real estate investment trust, or REIT, and we expect to qualify as a REIT for federal income tax purposes from our date of incorporation. Consequently, the net interest income we earn on the securities we hold generally is not subject to federal income tax to the extent we distribute those earnings to stockholders.

      We originate loans through our mortgage banking operation, which made approximately $21.7 billion of loans in 2003, and which is ranked as the nation's 25th largest residential mortgage lender. We offer a broad array of home mortgage products through an extensive nationwide network of retail loan production offices as well as through our wholesale and Internet mortgage lending operations. We operate 272 loan production offices in 34 states and make loans throughout all 50 states. Our mortgage banking operation also services the loans underlying the securities we retain for investment as well as certain of the loans we sell to third-party purchasers. The notional amount of loans we service was approximately $8.3 billion as of December 31, 2003.

      We seek to generate attractive, long-term investment returns from the mortgage-backed securities that we hold. We believe that our return is enhanced as the result of our ability to self-originate the mortgage loans underlying these securities, which results in a lower acquisition cost of the securities, and not from anticipating market forces, such as the direction of interest rates. We limit our exposure to fluctuating interest rates by attempting to match the duration of our liabilities with the duration of our mortgage loan holdings. We also seek to reduce risk by holding primarily securities backed by ARM loans with investment characteristics that are less sensitive to changes in interest rates and that are easier to match-fund than fixed-rate loans.

      We hold our mortgage-backed securities directly or in qualified REIT subsidiaries, or QRSs, while our mortgage banking operation is housed in our taxable REIT subsidiaries, or TRSs. As a result, the net interest income we earn on our long-term mortgage portfolio is generally not subject to federal income tax to the extent we distribute those earnings to stockholders. Although the activities we conduct in our TRSs, including sourcing, selling and servicing mortgage loans, are subject to federal and state corporate income tax, we are able to retain any after-tax income they generate, and, as a result, may increase our consolidated capital and thereby grow our business through retained earnings. In addition, we may dividend all or a portion of our after-tax TRS earnings to our stockholders. After-tax income from our TRSs paid as dividends to our stockholders is taxable as ordinary income for federal income tax purposes, but may qualify to be taxable to U.S. individuals at a reduced tax rate of 15%. Income and gain from our portfolio of mortgage-backed securities held in the REIT or our QRS is taxable as ordinary income or capital gains for federal income tax purposes.

      In this report, unless the context indicates otherwise, references to the "Company," "we," "our" and "us" refer to the activities of and the assets and liabilities of the business and operations of American Home Mortgage Investment Corp. ("AHM Investment"), including our material subsidiaries, American Home Mortgage Holdings, Inc. ("AHM Holdings"), American Home Mortgage Corp. ("AHM Corp."), Columbia National, Incorporated ("Columbia"), and American Home Mortgage Acceptance, Inc. ("AHM Acceptance").

      Company History

      AHM Investment was incorporated in July 2003 under the laws of the State of Maryland. AHM Investment was formed in order to combine the net assets of Apex Mortgage Capital, Inc., a Maryland corporation operating as a REIT ("Apex"), with the mortgage origination and servicing businesses of AHM Holdings. In December 2003, AHM Investment became the parent company of AHM Holdings through an internal reorganization and acquired Apex by merger. In connection with these transactions, the common stock of AHM Investment was exchanged for the outstanding shares of common stock of AHM Holdings and Apex. Our strategy in combining the net assets of Apex with the origination and servicing businesses of AHM Holdings was, among other things, to realize the benefits of holding a portfolio of self-originated mortgage-backed securities.

      Prior to the merger, Apex operated and elected to be taxed as a REIT. Apex was formed on September 15, 1997, primarily to acquire United States agency and other highly rated, single-family real estate adjustable and fixed rate mortgage-related assets. Apex commenced operations on December 9, 1997, following the initial public offering of Apex's common stock.

      Historically, AHM Corp. operated as an independent mortgage lender from its formation in 1988 until 1999. On June 15, 1999, AHM Holdings was formed to serve as a holding company for AHM Corp. On October 6, 1999, AHM Holdings completed its initial public offering of common stock and became the parent holding company of AHM Corp. Since its initial public offering, the Company has grown primarily by acquisition. The Company's major acquisitions are as follows:

      o In December 1999, AHM Holdings acquired Marina Mortgage Company, Inc., a California mortgage banking corporation ("Marina"). Marina initially operated as a wholly-owned subsidiary of AHM Holdings and was merged with and into AHM Corp. on December 31, 2001. AHM Holdings purchased Marina for a combination of cash and stock consideration.

      o In June 2000, AHM Holdings acquired First Home Mortgage Corp., an Illinois corporation ("First Home"), which was concurrently merged with and into AHM Corp. Before the acquisition, First Home was an independent mortgage lender based in metropolitan Chicago. AHM Holdings purchased First Home for a combination of cash and stock consideration.

      o In October 2000, AHM Corp. acquired four loan origination offices from Roslyn National Mortgage Corporation for cash consideration of approximately $500,000 and the assumption of certain liabilities, including the assumption of the real property leases for the four acquired branch offices.

      o In March 2001, AHM Corp. acquired the Pennsylvania and Maryland loan origination offices of ComNet Mortgage Services ("ComNet"), the residential mortgage division of Commonwealth Bank, a subsidiary of Commonwealth Bancorp, for a nominal amount of cash as well as the assumption of real property leases of the five acquired branch offices.

      o In June 2002, the Company acquired Columbia National, Incorporated, a Maryland corporation, and its captive reinsurance subsidiary, CNI Reinsurance, Ltd., for cash consideration of $37 million. Prior to the acquisition, Columbia was an independent mortgage lender and servicer based in Columbia, Maryland. Columbia now operates as a wholly owned subsidiary of AHM Holdings.

      o In March 2003, AHM Corp. paid $2.4 million in cash for certain assets of Principal Residential Mortgage, Inc. ("Principal"), the mortgage banking subsidiary of the Principal Financial Group, including (i) Principal's 75 mortgage branches located in 21 states and (ii) Principal's then-current mortgage loan application pipeline.

      o In June 2003, AHM Corp. acquired six mortgage loan origination offices from American Mortgage LLC and American National Bank of DeKalb County for cash consideration of approximately $1.6 million.

      In addition, in August 2001, AHM Holdings entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland, a federal savings bank located in suburban Baltimore, Maryland, for a combination of cash and stock, subject to certain adjustments. Under the terms of the definitive agreement, the Company will pay 1.275 times Valley Bancorp's book value, or approximately $5.9 million. The acquisition agreement between AHM Holdings and Valley Bancorp has been extended through July 31, 2004. This transaction is subject to regulatory approval and no assurance can be given that such approval will be obtained or that the acquisition agreement with Valley Bancorp will be further extended if necessary.

      Before our conversion into a REIT, our business strategy was to sell the loans we originated and the largest component of our net income was generated by the gain on sale of such loans. Our historical financial results were generated by this discontinued strategy of selling virtually all of the loans that we originated. Since our REIT conversion, our business strategy is to hold the mortgage-backed securities resulting from the securitization of ARM loans we originate, and, consequently, we believe that the largest component of our net income in the future will be net interest income generated by our holdings. While we expect that holding our originations in securitized form will be beneficial to our financial results, we cannot assure you that our new business strategy will be successful.

      Access to Our Periodic SEC Reports and Other Information

      The Company's website is http://www.americanhm.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). We also will provide any of the foregoing information without charge upon written request to Alan B. Horn, Corporate Secretary, American Home Mortgage Investment Corp., 520 Broadhollow Road, Melville, New York 11747.

      In addition, concurrently with the filing with the SEC of our proxy materials for our 2004 Annual Meeting of Stockholders, we intend to make available on our website (i) the charters for the committees of the Company's Board of Directors, including the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, (ii) the Company's Corporate Governance Principles and (iii) the Company's Code of Business Conduct and Ethics (the "Code of Ethics") governing its directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, Inc. (the "NYSE"), the Company will post on its website any modifications to the Code of Ethics and any waivers applicable to Senior Financial Officers, as defined in the Code of Ethics, as required by the Sarbanes-Oxley Act of 2002.

      Description of Business

      Our business consists of originating and servicing primarily prime quality residential mortgage loans, securitizing or selling certain loans and holding mortgage-backed securities for spread income. We expect to qualify as a REIT for U.S. federal income tax purposes. Our REIT-eligible assets and activities are held and performed at the parent level or in qualified REIT subsidiaries. As of December 31, 2003, we had one QRS, AHM Acceptance. Our assets and activities that are not REIT-eligible, such as the mortgage origination and servicing businesses, are conducted by AHM Holdings, a taxable REIT subsidiary, and its subsidiaries, AHM Corp. and Columbia.

      Mortgage-Backed Securities Holdings Segment

      Our current portfolio strategy, which is subject to change at any time without advance notice to our stockholders and which is expected to change from time to time, is to use our equity capital and borrowed funds to invest in mortgage-backed securities resulting from the securitization of loans we originate, thereby producing net interest income. Accordingly, we expect net interest income from our securities to be the largest component of our earnings in the future. We believe that the cost advantage we obtain from self-originating loans and holding such loans in securitized form in the REIT or our QRS is primarily the result of two economic factors. First, through self-origination, we avoid the intermediation costs associated with purchasing mortgage assets in the capital markets. Second, the interest income we generate in the REIT or our QRS will not be subject to tax, whereas, had we sold our loans in the capital markets, we would have been subject to tax on the gain on sale of loans. We expect that our strategy and the use of borrowings to produce the mortgage-backed securities we hold will produce an attractive return for our stockholders.

      We seek to avoid many of the risks typically associated with companies that purchase mortgage-backed securities in the capital markets. For example, we attempt to closely match the duration of our assets with the duration of our liabilities. We also structure our liabilities to mitigate potential negative affects of changes in the relationship between short- and longer-term interest rates. We purchase credit enhancements from Fannie Mae and Freddie Mac to mitigate potential losses from borrower defaults. Consequently, the securities we hold typically are either obligations of Fannie Mae or Freddie Mac or are rated AAA by Standard & Poor's. Finally, substantially all of the Company's securities are backed by ARM loans. Because we are focused on holding ARM loans rather than fixed-rate loans, we believe we will be less adversely affected by early repayments due to falling interest rates or a reduction in our net interest income due to rising interest rates.

      The Company generally borrows a substantial portion of the funds required to invest in its mortgage-backed securities, and will seek to maintain an overall debt-to-equity ratio ranging from 8:1 to 12:1. Our liabilities are primarily termed repurchase agreements with maturities ranging from one to twelve months. We use interest rate swaps to extend the duration of our liabilities to attempt to match the duration of our assets. We use termed repurchase agreements with laddered maturities to reduce the risk of a disruption in the repurchase market. We also believe we are less susceptible to a disruption in the repurchase market because we hold primarily Fannie Mae and Freddie Mac securities and securities rated AAA by Standard &

Poor's, which have typically been eligible for repurchase market financing even when repurchase financing was not available for other classes of mortgage assets.

      Under our current business strategy, we expect to maximize the operational and tax benefits provided by our REIT structure. Our TRSs accept and process loan applications. Loan applications that meet the requirements of the REIT, which typically consist of ARMs and hybrid ARMs, are then sold by our TRSs to our QRS, while loans that do not meet these requirements are closed and sold to third-party purchasers. We generate net interest income from our portfolio of mortgage loans and mortgage-backed securities, which is the difference between
(1) the interest income we receive from mortgage loans and mortgage-backed securities we hold and (2) the interest we pay, plus certain administrative costs.

      Loan Origination Segment

      The Company's loan origination business originates primarily first mortgages on one- to four-family dwellings through the Company's retail loan production offices, which accounted for approximately 65% of our loan originations in 2003, and through our wholesale and Internet channels. We seek to utilize a combination of skilled loan officers, state of the art technology, a broad and fairly priced product line and a high level of customer service to successfully compete in the marketplace. Once a consumer applies for a loan, our mortgage banking operation processes and underwrites the consumer's application and we fund the consumer's loan by drawing on a warehouse line of credit. The loan is then typically either securitized and the resulting securities held by us as a long-term investment or sold by us at a profit.

      Our loan origination business has rapidly grown its market share and scale. Our total loan originations have grown to $21.7 billion in 2003. We believe our growth has made our mortgage banking operation more profitable and more effective at serving our customers. Specifically, growth in originations has lowered the per-loan cost of our centralized support operations and, consequently, our overall per-loan cost of origination. Our growth has also given us a relatively large presence in the secondary mortgage market, and, as a result, has improved our ability to execute loan sales to third-party purchasers. Our size has enabled us to negotiate better terms with warehouse lenders and credit enhancers such as Fannie Mae and Freddie Mac. Finally, our size has made it possible for us to profitably enter businesses ancillary to mortgage lending, such as mortgage reinsurance, title brokerage and vendor management.

      As of December 31, 2003, lending was conducted through 272 loan production offices located in 34 states across the United States, through mortgage brokers and through Internet call centers that serve customers located in all 50 states. In 2003, our retail activities, the community loan offices and Internet call centers accounted for approximately 76% of our loan originations, while mortgage brokers accounted for 24% of our originations. Mortgage brokers are expected to account for an increased percentage of our originations in 2004 due to our recent opening of a number of wholesale branches in the western United States. We offer a broad array of mortgage products, but primarily make high-credit-quality loans; more than 80% of our originations are eligible for Fannie Mae, Freddie Mac or Ginnie Mae programs, while most of the balance of our loans consists of jumbo loans for borrowers with higher FICO credit scores.

      AHM Holdings has grown its loan origination franchise substantially since becoming a public company in October of 1999. In 2003, total loan originations were approximately $21.7 billion, compared to $12.2 billion in 2002, $7.8 billion in 2001 and $3.0 billion in 2000. AHM Holdings' growth has resulted from growing its network of loan production offices primarily by acquisitions, and to a lesser extent by increasing its originations from mortgage brokers and growing its Internet business. AHM Holdings grew its loan production offices to 272 as of December 31, 2003, from 28 in October 1999, by acquiring small to mid-sized mortgage businesses on favorable terms. AHM Holdings has completed seven such acquisitions since December of 1999. In each acquisition, we have generally retained and grown the acquired company's loan production offices while substantially eliminating their centralized support operations and associated costs. These acquisitions have significantly increased our origination capability. The Company's strategy is to continue to opportunistically seek acquisitions to grow its loan origination business.

      Growth in AHM Holdings' business with mortgage brokers has resulted from adding additional branches and account executives in our mortgage broker channel and increasing the depth of our mortgage broker support capabilities. Originations from mortgage brokers grew to $5.3 billion in 2003, compared to $1.9 billion in 2002.

      The Company's Mortgage Products. The Company offers a broad and competitive range of mortgage products that aim to meet the mortgage needs of primarily high-credit-quality borrowers. Its product line includes conventional conforming fixed rate loans, adjustable rate mortgages, government fixed rate loans, jumbo fixed rate loans, non-prime loans, home equity or second mortgage loans, alternate "A" loans, construction loans and bridge loans.

      The following table summarizes information with respect to the most important categories of mortgage loans the Company originated for the years ended December 31, 2003 and 2002:

                        MORTGAGE LOAN ORIGINATION SUMMARY

                                                                                                       % of Total
Mortgage Type                                Number of Loans              Dollar Volume               Dollar Volume
-------------                         --------------------------- ---------------------------- ------------- --------------
                                        Year Ended December 31,     Year Ended December 31,      Year Ended December 31,
                                      --------------------------- ---------------------------- ------------- --------------
                                             2003          2002         2003          2002           2003          2002
                                      --------------- ----------- ------------- -------------- ------------- --------------
                                                                        ($ in millions)
Conventional conforming fixed rate            77,303      43,767    $ 12,702.9      $ 7,163.8         58.5%          58.7%
Adjustable rate (ARMs)                        18,987       7,418       4,116.1        1,775.5          19.0           14.5
Government fixed rate                         17,434      12,811       2,296.3        1,739.7          10.6           14.2
Jumbo fixed rate                               3,100       2,390       1,393.4        1,060.5           6.4            8.7
Alternate "A"                                  2,911         362         569.5           71.6           2.6            0.6
Non-prime                                      2,500       1,384         360.0          227.5           1.7            1.9
Home equity/Second                             6,957       3,903         254.5          143.3           1.2            1.2
Construction                                      45          27          10.5            6.5             -            0.1
Bridge                                            20          60           2.1            7.1             -            0.1
                                      --------------- ----------- ------------- -------------- ------------- --------------
Total                                        129,257      72,122    $ 21,705.3     $ 12,195.5        100.0%         100.0%
                                      =============== =========== ============= ============== ============= ==============

      Conventional Conforming Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Fannie Mae or Freddie Mac. This product is limited to high-quality borrowers with good credit records and involves adequate down payments or mortgage insurance.

      Adjustable Rate Mortgages (ARM). The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds of savings and loan associations, or another widely published rate, such as LIBOR. The period between the rate changes is called an adjustment period and may change every six months or one year. The Company also offers ARMs with a fixed period of three years, five years or ten years. Some of the Company's ARMs may include payment caps, which limit the interest rate increase for each adjustment period.

      Government Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by the Federal Housing Authority ("FHA") or the Veterans Administration (`VA"). These loans may qualify for insurance from the FHA or guarantees from the VA. The Company has been designated by the U.S. Department of Housing and Urban Development ("HUD") as a direct endorser of loans insured by the FHA and as an automatic endorser of loans partially guaranteed by the VA, allowing it to offer FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower creditworthiness, property value and property condition.

      Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (which limits were $322,700, but were increased to $333,700 in the fourth quarter of 2003, for single-family, one-unit mortgage loans in the continental United States). The Company offers jumbo loans with creative financing features, such as the pledging of security portfolios. Its jumbo loan program is geared to the more financially-sophisticated borrower.

      Alternate "A" Loans. Alternate "A" mortgage loans consist primarily of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Fannie Mae or Freddie Mac guidelines, but have loan characteristics that make them non-conforming under these guidelines. From a credit risk standpoint, alternate "A" loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan to value ratio or limited income verification.

      Non-Prime Mortgage Loans. Non-prime mortgage loans focus on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non-prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for conforming loans. When the Company originates mortgage loans of borrowers with higher credit risk, the Company offsets this risk with higher interest rates than would be charged for its conventional and government loans. Offering this category of mortgage loans on a limited basis allows the Company to provide loan products to borrowers with a variety of credit profiles.

      Home Equity or Second Mortgage Loans. These loans are generally secured by second liens on the related property. Home equity mortgage loans can take the form of a home equity line of credit, which generally bears an adjustable interest rate, while second mortgage loans are closed-end loans with fixed interest rates. Both types of loans are designed for borrowers with high-quality credit profiles. Home equity lines generally provide for a 5- or 15-year draw period where the borrower withdraws needed cash and pays interest only, followed by a 10- to 20-year repayment period. Second mortgage loans are fixed in amount at the time of origination and typically amortize over 15 to 30 years with a balloon payment due after 15 years.

      Construction Loans. The Company offers a variety of construction loans for owner-occupied, single-family residences. These loans are available on a rollover basis, meaning that the borrower can secure funding for the land purchase and construction of the home, then roll the financing over into a permanent mortgage loan. During the construction period, interest-only payments are made. Withdrawals during the construction period, to cover the costs associated with each stage of completion, are usually made in five to ten disbursements.

      Bridge Loans. The bridge loans that the Company makes are short-term loans and may be used in conjunction with its other loan products. Bridge loans provide a means for a borrower to obtain cash based on the equity of a current home that is on the market but not yet sold and to use that cash to purchase a new home.

      Loan Underwriting. The Company's primary goal in making a decision whether to extend a loan is whether that loan conforms to the expectations and underwriting standards of the secondary mortgage market. Typically, these standards focus on a potential borrower's credit history (often as summarized by credit scores), income and stability of income, liquid assets and net worth and the value and the condition of the property securing the loan. Whenever possible, the Company uses "artificial intelligence" underwriting systems to determine whether a particular loan meets those standards and expectations. In those cases where artificial intelligence is not available, the Company relies on its credit officer staff to make the determination.

      Quality Control. We perform monthly quality control testing on a statistical sample of the loans we originate. The quality control testing includes checks on the accuracy of the borrower's income and assets and the credit report used to make the loan, reviews whether the loan buyer's underwriting standards were properly applied and examines whether the loan complies with government regulations. Quality control findings are summarized in monthly reports that the Company uses to identify areas that need corrective action or could use improvement. To date, those reports have not identified any material quality control concerns, although there can be no assurances that the Company will not experience material quality control concerns in the future.

      Sale of Loans and Servicing Rights. With respect to mortgage loans that we originate but do not securitize, the Company typically seeks to sell those loans within 45 days of origination. The Company sells those loans to Fannie Mae, Freddie Mac, large national banks, thrifts and smaller banks, securities dealers, real estate investment trusts and other institutional loan buyers. The Company also swaps loans with Fannie Mae and Freddie Mac in exchange for mortgage-backed securities, which the Company then sells.

      Typically, the Company sells loans with limited recourse to it. By doing so, with some exceptions, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

      The Company sells the loans to investors pursuant to written agreements that establish an ongoing sale program under which those investors stand ready to purchase loans so long as the loans the Company offers for sale satisfy the investors' underwriting standards.

      In 2003, the three institutions that bought the most loans from the Company were Wells Fargo Funding, Countrywide Financial Corporation and Fannie Mae, which accounted for 46%, 27% and 16%, respectively, of the Company's total loan sales. As the Company shifts its focus toward securitizing its own loans and expands its business of holding mortgage-backed securities, it expects to sell fewer loans than it has previously.

      With respect to mortgage loans that it originates but does not securitize, the Company generally sells the servicing rights to those loans at the time it sells those loans. The prices at which the Company is able to sell its mortgage servicing rights vary over time and may be materially adversely affected by a number of factors, including, for example, the general supply of, and demand for, mortgage servicing rights and changes in interest rates. From time to time the Company retains the servicing rights on a portion of its loan originations. When the Company retains servicing rights, it earns an annual servicing fee.

      Loan Servicing Segment

      As of December 31, 2003, we serviced approximately 68,858 loans with an aggregate principal amount of approximately $8.3 billion. Our servicing business services the loans that back our portfolio of self-originated mortgage-backed securities. It also services loans owned by others, which are typically loans that we or our predecessors originated and sold. We receive an average annual servicing fee of 0.347% of the principal amount of each loan we service for others. Our servicing business collects mortgage payments, administers tax and insurance escrows, mitigates losses on defaulted loans and responds to borrower inquiries. Our servicing capabilities have received the "Select Servicer" rating from Standard & Poor's.

      We expect our servicing business to grow as we increase our portfolio of self-originated mortgage-backed securities. Our servicing business enables us to retain an ongoing business relationship with our borrowers, which we believe makes it more likely that we will earn those borrowers' business when they need a new loan or wish to refinance an existing loan. We believe that our servicing capability also enables us to sell loans to Fannie Mae, Freddie Mac and Ginnie Mae on more advantageous terms than if we did not service our originations.

    The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans serviced for others, for the periods indicated:

                            LOANS SERVICED FOR OTHERS

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                      (Dollars in millions)
                                                                        2003          2002
                                                                        ----          ----
Composition of loans serviced for others at end of year:
Conventional mortgage loans                                           $6,232.4      $5,111.6
FHA-insured mortgage loans                                             1,708.6       2,801.5
VA-guaranteed mortgage loans                                             331.3         628.7
                                                                      --------      --------
    Loans serviced for others at end of year                          $8,272.3      $8,541.8
                                                                      ========      ========

Loans serviced for others at beginning of year                        $8,541.8      $   23.9
  Acquisition of Columbia                                                   --       8,453.8
  Loans sold with servicing retained                                   3,715.0       2,178.8
  Prepayments and foreclosures                                        (3,818.5)     (1,957.2)
  Amortization                                                          (166.0)       (157.5)
                                                                      --------      --------
Loans serviced for others at end of year                              $8,272.3      $8,541.8
                                                                      ========      ========

Delinquent mortgage loans and pending foreclosures at end of year
    30 days                                                           $  211.5      $  345.0
    60 days                                                               44.4          82.6
    90 days                                                               35.8          89.3
                                                                      --------      --------
        Total delinquencies                                           $  291.7      $  516.9
                                                                      ========      ========
Foreclosures pending                                                  $   54.5      $  104.4
                                                                      ========      ========

    At December 31, 2003, the Company's servicing portfolio of single-family mortgage loans was stratified by interest rate as follows:

                                     Total Portfolio at December 31, 2003
------------------------------------------------------------------------------------------------------------
                     Principal Balance                             Weighted Average          MSR Balance
Interest Rate          (in millions)         Percent of Total      Maturity (Years)         (in millions)
------------------ -----------------------  ------------------- ------------------------  ------------------
Under 6%              $           4,752.1                57.4%                     24.6      $         68.0
6.00-6.99%                        1,681.7                20.3%                     24.4                22.0
7.00-7.99%                        1,395.0                16.9%                     24.3                20.7
8% and over                         443.5                 5.4%                     22.2                 7.1
                   -----------------------  -------------------                           ------------------
                      $           8,272.3               100.0%                     24.4      $        117.8
                   =======================  ===================                           ==================

      The weighted average interest rate of the single-family mortgage loans in our servicing portfolio as of December 31, 2003 was 5.7%. As of December 31, 2003, 69% of the loans in the servicing portfolio bore interest at fixed rates and 31% bore interest at adjustable rates. The weighted average net service fee of the loans in the portfolio was 0.347% as of December 31, 2003. The weighted average interest rate of the fixed-rate loans in the servicing portfolio was 6.46% as of December 31, 2003.

      Additional Financial Information Regarding Segments

      Additional financial information regarding the Company's business segments is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

      Hedging Activities

      The Company hedges interest rate risk and price volatility on its mortgage loan interest rate lock commitments and mortgage loans held for sale during the time it commits to acquire or originate mortgages at a pre-determined rate until the time it sells or securitizes mortgages. The Company also hedges interest rate risk associated with funding its portfolio of mortgage-backed securities. To mitigate interest rate and price volatility risks, the Company may enter into certain hedging transactions. The nature and quantity of the Company's hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage acquisitions and originations.

      Additional information regarding interest rate hedging is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 to Consolidated Financial Statements, entitled "Summary of Significant Accounting Policies."

      Government Regulation

      The Company's loan origination and loan servicing segments are subject to extensive and complex rules and regulations of, and examinations by, various federal, state, and local government authorities and government sponsored enterprises, including, without limitation, HUD, FHA, VA, Fannie Mae, Freddie Mac and Ginnie Mae. These rules and regulations impose obligations and restrictions on the Company's loan origination and credit activities, including, without limitation, the processing, underwriting, making, selling, securitizing, and servicing mortgage loans.

      The Company's lending activities also are subject to various federal laws, including the Federal Truth-in-Lending Act and Regulation Z thereunder, the Homeownership and Equity Protection Act of 1994, the Federal Equal Credit Opportunity Act and Regulation B thereunder, the Fair Credit Reporting Act of 1970, the Real Estate Settlement Procedures Act of 1974 and Regulation X thereunder, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C thereunder and the Federal Debt Collection Practices Act, as well as other federal statutes and regulations affecting its activities. The Company's loan origination activities also are subject to the laws and regulations of each of the states in which it conducts its activities.

      These laws, rules, regulations, and guidelines limit mortgage loan amounts and the interest rates, finance charges and other fees the Company may assess, mandate extensive disclosure and notice to its customers, prohibit discrimination, impose qualification and licensing obligations on it, establish eligibility criteria for mortgage loans, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features, and prohibit kickbacks and referral fees, among other things. These rules and requirements also impose on the Company certain reporting and net worth requirements. Failure to comply with these requirements can lead to, among other things, loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, and administrative enforcement actions.

      Although the Company believes that it has systems and procedures in place to ensure compliance with these requirements and that it currently is in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance of full compliance with current laws, rules and regulations, that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws, rules and regulations or the mortgage loan documents with borrowers will not be interpreted in a different or more restrictive manner. The occurrence of any such event could make compliance substantially more difficult or expensive, restrict the Company's ability to originate, purchase, sell or service mortgage loans, further limit or restrict the amount of interest and other fees and charges earned from mortgage loans that the Company originates, purchases or services, expose it to claims by borrowers and administrative enforcement actions, or otherwise materially and adversely affect its business, financial condition and results of operations.

      Members of Congress, government officials and political candidates have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of purchasing a home, the competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by this type of governmental action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for the kind of mortgage loans the Company offers.

      The Company also is performing various mortgage-related operations on the Internet. The Internet, and the laws, rules and regulations related to it, are relatively new and still evolving. As such, there exist many opportunities for the Company's business operations on the Internet to be challenged or to become subject to legislation, any of which may materially and adversely affect its business, financial condition, and results of operations.

      Information Systems

      The Company's loan origination system controls most aspects of the Company's loan origination operations, from the processing of a loan application through the closing of the loan and the sale of the loan to institutional investors. The system also performs checks and balances on many aspects of the Company's operations and supports the Company's marketing efforts. The Company's system functions on a wide area network that connects all of its branches in "real time." With its wide area network, a transaction at any one of its locations is committed centrally and is therefore immediately available to all personnel at all other locations. An important benefit of the system is that it aids the Company in controlling its business processes. The system assures that the Company's underwriting policies are adhered to, that only loans that are fully approved are disbursed, and that the correct disclosures and loan documents for a borrower are used based upon such borrower's state and loan program. The Company's system also provides its management with operating reports and other key data. In addition, the Company has developed a proprietary website through the efforts of its in-house computer programming staff.

      The Company's loan servicing system, LSAMS ("Loan Servicing and Accounting Management System"), manages most aspects of the loan servicing function, from loan closing to its ultimate payoff or disposition. The Company has developed enhancements and ancillary systems to further automate this function. Efficiencies have been gained through the use of Interactive Voice Response units that allow customers to ask questions and receive answers 24 hours a day. The Company also utilizes CTI ("Computer-Telephone Integration") to speed the work of customer service agents. The Company's customers are able to utilize the Internet to check on current account information as well as to make monthly payments. FORTRACS, a foreclosure tracking system, has been implemented to streamline the foreclosure process, track bankruptcies, expedite foreclosure claims processing and dispose of real estate owned ("REO") property. The Company's loan servicing system is scalable well beyond its current workload.

      Seasonality

      Seasonality affects the Company's loan origination and loan servicing segments, as loan originations and payoffs are typically at their lowest levels during the first and fourth quarters due to a reduced level of home buying activity during the winter months. Loan originations and payoffs generally increase during the warmer months, beginning in March and continuing through October. As a result, the Company may experience higher earnings in the second and third quarters and lower earnings in the first and fourth quarters from its loan origination segment. Conversely, the Company may experience lower earnings in the second and third quarters and higher earnings in the first and fourth quarters from its loan servicing segment.

      Competition

      We face intense competition from mortgage REITs, commercial banks, savings and loan associations and other finance and mortgage banking companies, as well as from Internet-based lending companies and other lenders participating on the Internet. Entry barriers in the mortgage industry are relatively low and increased competition is likely. As we seek to expand our business, we will face a greater number of competitors, many of whom will be well-established in the markets that we seek to penetrate. Many of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do. In addition, competition may lower the rates we are able to charge borrowers, thereby potentially lowering the amount of income on future loan sales and sales of servicing rights. Increased competition also may reduce the volume of our loan originations and loan sales.

      Employees

      The Company recruits, hires and retains individuals with the specific skills that complement its corporate growth and business strategies. As of December 31, 2003, the Company had 3,250 full-time employees and 69 part-time employees.

                    CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

      General

      AHM Investment, with the filing of its initial federal income tax return, will elect to be treated as a REIT for federal income tax purposes. In brief, if AHM Investment meets certain detailed conditions imposed by the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), including a requirement that we invest primarily in qualifying REIT assets (which generally include real estate and mortgage loans) and a requirement that we satisfy certain income tests, AHM Investment will not be taxed at the corporate level on the income that we currently distribute to our stockholders. Therefore, to this extent, AHM Investment's stockholders will avoid double taxation, at the corporate level and then again at the stockholder level when the income is distributed, that they would otherwise experience if AHM Investment failed to qualify as a REIT.

      If AHM Investment does not qualify as a REIT in any given year, we would be subject to federal income tax as a corporation for the year of the disqualification and for each of the following four years. This disqualification would result in federal income tax, which would reduce the amount of the after-tax cash available for distribution to our stockholders. AHM Investment believes that we have satisfied the requirements for qualification as a REIT since the year ended 2003. AHM

Investment intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

      In addition, if AHM Investment were classified as a taxable mortgage pool ("TMP"), AHM Investment's status as a REIT would not be impaired, but a portion of the taxable income generated by AHM Investment's mezzanine debt and other assets constituting a TMP may be characterized as excess inclusion income allocated to AHM Investment's stockholders.

      Requirements for Qualification as a REIT

      To qualify for tax treatment as a REIT under the Code, we must meet certain tests, as described briefly below.

      Ownership of Common Stock

      For all taxable years after the first taxable year for which we elect to be a REIT, a minimum of 100 persons must hold our shares of capital stock for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by five or fewer individuals. We are required to maintain records regarding the ownership of our shares and to demand statements from persons who own more than a certain number of our shares regarding their ownership of shares. We must keep a list of those stockholders who fail to reply to such a demand.

      We are required to use the calendar year as our taxable year for income tax purposes.

      Nature of Assets

      On the last day of each calendar quarter, at least 75% of the value of our assets and any assets held by a qualified REIT subsidiary must consist of qualified REIT assets (primarily, real estate and mortgages secured by real estate) ("Qualified REIT Assets"), government assets, cash, and cash items. We expect that substantially all of our assets will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% assets test, the value of mortgage-backed securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of any one issuer's outstanding securities (with an exception for a qualified electing taxable REIT subsidiary). Under that exception, the aggregate value of business that we may undertake through taxable REIT subsidiaries is limited to 20% or less of our total assets. We monitor the purchase and holding of our assets in order to comply with the above asset tests.

      We may from time to time hold, through one or more taxable REIT subsidiaries, assets that, if we held directly, could otherwise generate income that would have an adverse effect on our qualification as a REIT or on certain classes of our stockholders.

      Sources of Income

      We must meet the following separate income-based tests each year:

      1. The 75% Test. At least 75% of our gross income for the taxable year must be derived from Qualified REIT Assets including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that we have made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

      2. The 95% Test. In addition to deriving 75% of our gross income from the sources listed above, at least an additional 20% of our gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property. We intend to limit substantially all of the assets that we acquire (other than stock in certain affiliate corporations as discussed below) to Qualified REIT Assets. Our strategy to maintain REIT status may limit the type of assets, including hedging contracts and other assets, that we otherwise might acquire.

      Distributions

      We must distribute to our stockholders on a pro rata basis each year an amount equal to at least (i) 90% of our taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any "excess noncash income." We intend to make distributions to our stockholders in sufficient amounts to meet the distribution requirement.

      Taxation of Stockholders

      For any taxable year in which we are treated as a REIT for federal income tax purposes, the amounts that we distribute to our stockholders out of current or accumulated earnings and profits will be includable by the stockholders as ordinary income for federal income tax purposes unless properly designated by us as capital gain dividends. Our distributions will not be eligible for the dividends received deduction for corporations. Stockholders may not deduct any of our net operating losses or capital losses.

      If we make distributions to our stockholders in excess of our current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a stockholder's shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of our shares.

      In reading this annual report on Form 10-K and the tax disclosure set forth above, please note that although the Company is combined with all of its subsidiaries for financial accounting purposes, for federal income tax purposes, only AHM Investment and AHM Acceptance (and their assets and income) constitute the REIT, and the Company's remaining subsidiaries constitute a separate consolidated group subject to regular corporate income taxes.

      The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of the Code or its rules and regulations, or of related administrative and judicial interpretations. We have not obtained a ruling from the Service with respect to tax considerations relevant to our organization or operation, or to an acquisition of our common stock. This summary is not intended to be a substitute for prudent tax planning and each of our stockholders is urged to consult his or her own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership, and disposition of shares of our stock and any potential changes in applicable law.

      Taxation of AHM Investment

      In each year that AHM Investment qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its REIT taxable income or capital gain that it distributes to stockholders. AHM Investment is subject to corporate level taxation on any undistributed income. In addition, AHM Investment faces corporate level taxation due to any failure to make timely distributions, on the built-in gain on assets acquired from a taxable corporation such as a taxable REIT subsidiary, on the income from any property that it takes in foreclosure and on which it makes a foreclosure property election, and on the gain from any property that is treated as "dealer property" in AHM Investment's hands.

      ITEM 2. PROPERTIES

      The Company's current Executive and Administrative Offices are located in the office building at 520 Broadhollow Road, Melville, New York 11747 ("520 Broadhollow Road"), which it leases, and at 538 Broadhollow Road, Melville, New York 11747 ("538 Broadhollow Road"), which it purchased on November 25, 2003. The office building at 538 Broadhollow Road consists of approximately 177,000 square feet. The Company anticipates that it will move all its personnel located at 520 Broadhollow Road to 538 Broadhollow Road by the end of June 2004.

      The Company owns an office building located at 950 North Elmhurst Road, Mt. Prospect, Illinois, which consists of approximately 35,700 square feet.

      The Company also leases real estate premises at an additional 269 locations in 34 states. The aggregate annual rent for these locations is approximately $13.4 million.

      ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of its business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

      A multitude of class action lawsuits have been filed against companies in the mortgage banking industry, which allege, among other things, violations of the terms of the mortgage loan documents and certain laws, rules and regulations (including, without limitation, consumer protection laws). These lawsuits may result in similar suits being filed against the Company. In addition, the publicity generated by such lawsuits may result in legislation that affects the manner in which the Company conducts its business and its relationships with mortgage brokers, correspondents and others. Any of these developments may materially and adversely affect the Company's business, financial condition and results of operations.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a special meeting of the stockholders of AHM Holdings held on November 21, 2003, the following actions were proposed (which are described in greater detail in AHM Holdings' Definitive Proxy Statement on Schedule 14A filed with the SEC on October 24, 2003):

   PROPOSAL                                                                  FOR        AGAINST      ABSTAIN
   --------                                                                  ---        -------      -------
o  Reorganize AHM Holdings by merging AHM Holdings with a newly
   formed subsidiary of AHM Investment, which at the time was a          12,704,108       50,604      46,264
   wholly owned subsidiary of AHM Holdings, and, pursuant to the reorganization, each outstanding share of common stock of AHM
   Holdings would be converted into the right to receive one share of common stock of AHM Investment, such that AHM Investment would become the parent company of AHM Holdings.

o  Issue shares of common stock of AHM Investment to stockholders of     12,573,890      222,683       4,403
   Apex under the Agreement and Plan of Merger, dated as of July 12,
   2003, by and among Apex, AHM Holdings, and AHM Investment.

o  Adopt Apex's Amended and Restated 1997 Stock Option Plan.             11,760,753      981,614      58,608

      Each of the above proposals was approved by the stockholders of AHM Holdings.

                                     PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is listed on the NYSE under the symbol "AHH" and began trading on December 4, 2003. Before our internal reorganization and merger with Apex, effective as of December 3, 2003, AHM Holdings was listed on the Nasdaq National Market under the symbol "AHMH."

      The following table shows the high, low and closing sales prices for our common stock during each fiscal quarter during the years ended December 31, 2003 and 2002 and the cash distributions declared during that period per share:

                                                   Stock Prices
                                    ------------------------------------------   Cash Distributions
                                       High            Low             Close     Declared Per Share
                                    -----------     ----------      ----------   ------------------
Year Ended December 31, 2003
Fourth Quarter                        $25.27          $17.50          $22.51          $ 0.55
Third Quarter                          23.90           14.88           17.57            0.13
Second Quarter                         21.20            9.94           19.36            0.13
First Quarter                          10.90            9.56           10.01            0.10
Year Ended December 31, 2002
Fourth Quarter                        $11.86          $ 8.39          $11.00          $ 0.05
Third Quarter                          12.90            9.46           10.99            0.04
Second Quarter                         17.94           10.90           12.46            0.03
First Quarter                          16.24           11.77           15.47            0.03

      As of March 8, 2004, the closing sales price of the Company's common stock, as reported on the NYSE, was $27.95. As of March 8, 2004, the Company had 195 stockholders of record. As of February 13, 2004, there were approximately 25,000 beneficial owners of the Company's common stock.

      To maintain our qualification as a REIT, we intend to make regular quarterly distributions to our stockholders. In order to qualify as a REIT for federal income tax purposes, we must distribute to our stockholders with respect to each year at least 90% of our REIT taxable income. Although we generally intend to distribute to our stockholders each year an amount at least equal to 90% of our REIT taxable income for that year, distributions paid by us will be at the discretion of our Board of Directors and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

      Information regarding our equity compensation plans as of December 31, 2003 is disclosed in Item 12 of this report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Issuances of Unregistered Securities

      The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended December 31, 2003.

      The Company acquired First Home on June 30, 2000. In addition to the shares paid to former First Home stockholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former stockholders as additional consideration under the earnout provisions of the merger agreement. On October 1, 2003, pursuant to these earnout provisions, the Company issued an aggregate of 4,274 shares of common stock to such stockholders as additional consideration. In addition, on November 10, 2003, the Company issued an aggregate of 93,287 shares of common stock to such stockholders. These securities were exempt from registration under Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements, beginning on page F-1 of this report. The selected financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from prior year audited consolidated financial statements. The following selected consolidated financial data as of and for each of the years in the four-year period ended December 31, 2002 is derived from the consolidated financial statements of AHM Holdings. These consolidated financial statements include all adjustments which we consider necessary for a fair presentation of our consolidated financial position and results of operations for these periods. You should not assume that the results below indicate results that we will achieve in the future, particularly because in the future we expect net interest income, rather than gain on sales of loans, to be the principal component of our revenues. The operating data are derived from unaudited financial information that we compiled.

      You should read the information below along with all the other financial information and analysis presented in this report, including our financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               Year Ended December 31,
                                                     -------------------------------------------------------------------------------
                                                            2003             2002             2001           2000           1999
                                                     -------------------------------------------------------------------------------
                                                                            (In thousands, except per share data)
Statement of Income Data:
Gain on sales of loans and securities                 $    382,236     $    216,595     $   118,554     $    52,731     $    21,957
Interest income, net                                        45,148           23,671           9,098           3,271           1,704
Net loan servicing fees (loss)                              (2,482)         (11,592)              -               -               -
Total revenues                                             432,131          232,821         128,053          58,280          24,862
Total non-interest expenses                                309,147          164,368          87,466          48,114          19,525
Income before income taxes                                 122,017           67,560          41,701           9,658           5,302
Income taxes (1)                                            48,223           28,075          16,253           4,267           1,441
Net income                                                  73,794           39,485          25,448           5,391           3,861

Per share data:
Basic earnings per share                              $       4.16     $       2.72     $      2.45     $      0.63          $ 0.69
Diluted earnings per share                                    4.07             2.65            2.34            0.63            0.69
Dividends declared per share                                  0.91             0.15            0.12               -               -

Weighted average number of shares outstanding:
Basic                                                       17,727           14,509          10,374           8,580           5,595
Diluted                                                     18,113           14,891          10,883           8,580           5,603

Balance Sheet Data (end of period):
Cash and cash equivalents                             $     53,148     $     24,416     $    26,393     $     6,005     $     3,414
Mortgage-backed securities                               1,763,628                -               -               -               -
Mortgage loans, net                                      1,223,827          831,981         419,351         143,967          65,115
Mortgage servicing rights, net                             117,784          109,023              46              37              34
Total assets                                             3,402,390        1,119,050         501,125         183,532          85,884
Warehouse lines of credit                                1,121,760          728,466         351,454         130,484          56,805
Reverse repurchase agreements                            1,344,327                -               -               -               -
Total liabilities                                        3,003,911          954,430         421,931         156,339          67,861
Total stockholders' equity                                 397,970          164,096          78,617          26,612          18,000

Ratios:
Return on average equity (2)                                34.11%           32.52%          54.15%          24.66%          32.20%
Debt to equity ratio (3)                                      6.51             5.11            4.96            5.37            3.45

Operating Data:
Loan originations                                     $ 21,705,250     $ 12,196,000     $ 7,766,000     $ 3,043,000     $ 1,348,000
     Retail                                             16,386,791       10,329,000       6,495,000       2,749,000       1,166,000
     Wholesale                                           5,318,459        1,867,000       1,271,000         294,000         182,000
Loans sold                                              20,758,110       12,331,000       7,497,000       2,967,000       1,330,000

-------------

(1) Before September 29, 1999, the Company elected to be treated as an S corporation for federal and state income tax purposes. Before the Company elected to be treated as an S corporation, all federal taxes were taxable to and paid by the Company's sole stockholder.

(2) This measure is calculated by dividing net income by the average stockholders' equity outstanding during the year expressed as a percentage.

(3) This ratio is calculated by dividing debt, which is comprised of reverse repurchase agreements, warehouse lines of credit and other borrowings, by stockholders'equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

      Our accounting policies are described in Note 1 to the Consolidated Financial Statements. We have identified the following accounting policies that are critical to the presentation of our financial statements and that require critical accounting estimates by management.

      Mortgage-Backed Securities - We record our mortgage-backed securities at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets on these financial instruments or third-party pricing services. If the fair value of a mortgage-backed security is not reasonably available, management estimates the fair value, which requires management's judgment and may not be indicative of the amounts we could realize in a current market exchange.

      Mortgage Loans Held for Sale - Mortgage loans held for sale are carried at the lower of cost or aggregate market value. The cost basis includes the capitalized value of the IRLCs related to the mortgage loans and any net deferred origination costs. For mortgage loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current yield requirements calculated on an aggregate basis.

      Mortgage Servicing Rights - When we acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained, the total cost of the loans is allocated to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The amount attributable to the servicing assets is capitalized as mortgage servicing rights ("MSRs") on the consolidated balance sheets. The MSRs are amortized to expense in proportion to and over the period of estimated net servicing income.

      The MSRs are assessed for impairment based on the fair value of those assets. We estimate the fair value of the servicing assets by obtaining market information from a primary mortgage servicing rights broker. When the book value of capitalized servicing assets exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. We have determined that the predominant risk characteristic is the interest rate on the underlying loan. We measure impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, we periodically evaluate our MSRs for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. We receive a sensitivity analysis of the estimated fair value of our MSRs assuming a 200 basis point instantaneous increase in interest rates from an independent mortgage servicing rights broker. The fair value estimate includes changes in market assumptions that would be expected given the increase in mortgage rates (e.g., prepayment speeds would be lower). We believe this 200-basis-point increase in mortgage rates to be an appropriate threshold for determining the recoverability of the temporary impairment because that size rate increase is foreseeable and consistent with historical mortgage rate fluctuations. When using this instantaneous change in rates, if the fair value of the strata of MSRs is estimated to increase to a point where all of the impairment would be recovered, the impairment is considered to be temporary. When we determine that a portion of the MSRs is not recoverable, the related MSRs and the previously established valuation allowance are correspondingly reduced to reflect other than temporary impairment.

      Derivative Assets and Derivative Liabilities - Our mortgage-committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs remaining to originate the loan. In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105, which provides industry guidance that will change the timing of recognition of MSRs for

IRLCs initiated after March 31, 2004. See "Recently Issued Accounting Standards" in Note 1 to the Consolidated Financial Statements.

      We use other derivative instruments, including mortgage forward delivery contracts and treasury futures options, to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

      We use mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of our agency-eligible conforming loans and most of our non-conforming loans held for sale. At the inception of the hedge, we formally document the relationship between the forward delivery contracts and the mortgage inventory, as well as our objective and strategy for undertaking the hedge transactions. In the case of our conventional conforming fixed rate loan products, the notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to us. We classify and account for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

      We enter into interest rate swap agreements to manage our interest rate exposure when financing our mortgage-backed securities. The swap agreements are accounted for as cash flow hedges and carried on the balance sheet at fair value. The fair values of our swap agreements are generally based on market prices provided by certain dealers who make markets on these financial instruments or third-party pricing services. If the fair value of a trading security is not reasonably available, management estimates the fair value, which requires management's judgment and may not be indicative of the amounts we could realize in a current market exchange.

      Goodwill - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions, including identifiable intangibles. We test for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to our loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to our mortgage-backed securities holdings segment includes a forecast of the expected future net interest income, gain on mortgage-backed securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies. We further test to ensure that the fair value of all our business units does not exceed our total market capitalization.

Financial Condition

      Prior to the Company's reorganization as a REIT and the merger with Apex, our total assets consisted primarily of mortgage loans held for sale in the secondary market. At December 31, 2003, 51.8% of our total assets were mortgage-backed securities and 36.0% were mortgage loans held for sale, compared to 0% and 74.3%, respectively, at December 31, 2002.

      Total assets increased $2.3 billion to $3.4 billion at December 31, 2003 from $1.1 billion at December 31, 2002. The increase primarily reflects mortgage-backed securities totaling $1.7 billion at December 31, 2003 and a $0.4 billion rise in mortgage loans held for sale. The growth in mortgage-backed securities was primarily funded by an increase in reverse repurchase agreements of $1.3 billion and a payable for mortgage-backed securities purchased of $0.3 billion. The increase in loans held for sale was funded by a $0.4 billion rise in warehouse lines of credit.

      The following table summarizes our mortgage-backed securities owned at December 31, 2003, classified by type of issuer and by ratings categories:


                                                                           December 31, 2003
                                    -----------------------------------------------------------------------------------------------
                                        Trading Securities           Securities Available for Sale                  Total
                                    --------------------------       -----------------------------      ---------------------------
                                      Carrying       Portfolio         Carrying        Portfolio          Carrying       Portfolio
                                        Value           Mix              Value            Mix              Value            Mix
                                    -----------    -----------       ------------     ------------      -------------    ----------
                                                                        (Dollars in thousands)
Agency securities                     $ 287,577        60.0%           $   713,790         55.6%          $ 1,001,367        56.8%

Privately issued:
   AAA                                  167,974         35.0               570,025          44.4              737,999         41.8
   AA                                    11,322          2.4                     -             -               11,322          0.6
   A                                      6,470          1.3                     -             -                6,470          0.4
  Unrated (1)                             6,470          1.3                     -             -                6,470          0.4
                                    ------------   ----------        --------------  ------------        -------------  -----------
Total                                 $ 479,813       100.0%           $ 1,283,815        100.0%          $ 1,763,628       100.0%
                                    ============   ==========        ==============  ============        =============  ===========

(1) An unrated subordinated certificate retained by the Company as a credit enhancement for its privately issued securities.

    The following table classifies our mortgage-backed securities portfolio by type of interest rate index at December 31, 2003:

                                                                           December 31, 2003
                                    -----------------------------------------------------------------------------------------------
                                                                              Securities
                                        Trading Securities                Available for Sale                Total
                                    --------------------------      ------------------------------    -----------------------------
                                      Carrying       Portfolio         Carrying         Portfolio        Carrying         Portfolio
                                       Value            Mix             Value              Mix            Value              Mix
                                    ----------      ----------      ------------      ------------    -------------      ----------
                                                                        (Dollars in thousands)
Index:
One-month LIBOR                      $ 189,772           39.6%       $         -              - %       $   189,772           10.8%
Six-month LIBOR                              -              -            517,248           40.3             517,248           29.3
One-year LIBOR                         261,548           54.5            610,963           47.6             872,511           49.5
One-year constant maturity treasury     28,493            5.9            155,604           12.1             184,097           10.4
                                    -----------    -----------      -------------     ----------      --------------     ----------
Total                                $ 479,813          100.0%       $ 1,283,815         100.0%         $ 1,763,628         100.0%
                                    ===========    ===========      =============     ==========      ==============     ==========

      The following table classifies our mortgage-backed securities portfolio by product type at December 31, 2003:

                                                                 December 31, 2003
                       ------------------------------------------------------------------------------------------------------
                                                                    Securities
                              Trading Securities                 Available for Sale                       Total
                       --------------------------------    -------------------------------    -------------------------------
                           Carrying         Portfolio         Carrying          Portfolio        Carrying          Portfolio
                             Value             Mix              Value              Mix             Value              Mix
                       ---------------    -------------    ---------------   -------------    ---------------   -------------
                                                              (Dollars in thousands)
Product:
1 month ARM                 $ 189,771            39.6%        $         -              -%        $   189,771           10.8%
6 month ARM                         -                -            182,559            14.2            182,559            10.3
1 x 1 ARM                           -                -             30,338             2.3             30,338             1.7
3/1 Hybrid ARM                133,019             27.7            415,674            32.4            548,693            31.1
5/1 Hybrid ARM                133,140             27.7            619,688            48.3            752,828            42.7
7/1 Hybrid ARM                 23,883              5.0             35,556             2.8             59,439             3.4
                       ---------------    -------------    ---------------   -------------    ---------------   -------------
Total                       $ 479,813           100.0%        $ 1,283,815          100.0%        $ 1,763,628          100.0%
                       ===============    =============    ===============   =============    ===============   =============

      During 2003, we purchased $1.3 billion of mortgage-backed securities. The average premium paid for mortgage-backed securities purchased during the year ended December 31, 2003 was 1.63%. During 2003, we sold $529.3 million of mortgage-backed securities. The book price of our mortgage-backed securities, excluding unrealized gains and losses, was 101.5% of par as of December 31, 2003.

      We had a payable for securities purchased of $259.7 million as of December 31, 2003.

Results of Operations

      The following table sets forth, for the periods indicated, the Company's results from its mortgage-backed securities activities. Any trends illustrated in the following table are not necessarily indicative of future results. Our mortgage-backed securities holdings segment ("MBS Holdings Segment") began operations on December 3, 2003 as a result of the Company's reorganization into a REIT and its merger with Apex, and thus there was no MBS Holdings Segment operations for the years ended December 31, 2002 and 2001.

Mortgage-Backed Securities Holdings Segment

                                                      Year Ended December 31,
                                         ----------------------------------------------
                                              2003             2002            2001
                                         -------------    -------------   -------------
                                                         (In thousands)
Revenues:
Gain on mortgage-backed securities       $       2,740    $           -   $           -
Interest income                                  3,108                -               -
Interest expense                                (2,302)               -               -
                                         -------------    -------------   -------------
Interest income, net                               806                -               -
                                         -------------    -------------   -------------

Total revenues                                   3,546                -               -
                                         -------------    -------------   -------------


Net income before cumulative effect of
change in accounting principle           $       3,546    $           -   $           -
                                         =============    =============   =============


Segment assets                           $   1,865,414    $           -   $           -
                                         =============    =============   =============

      The following table sets forth, for the periods indicated, our loan origination segment's operating results ("Loan Origination Segment"). Any trends illustrated in the following table are not necessarily indicative of future results.

Loan Origination Segment                                                    Year Ended December 31,
                                                                 -----------------------------------------
                                                                     2003           2002           2001
                                                                 -----------    -----------    -----------
                                                                              (In thousands)
Revenues:
Gain on sales of mortgage loans and mortgage-backed securities   $   379,496    $   216,595    $   118,554
Interest income                                                      102,921         55,871         45,494
Interest expense                                                     (54,869)       (29,131)       (36,396)
                                                                 -----------    -----------    -----------
Interest income, net                                                  48,052         26,740          9,098
                                                                 -----------    -----------    -----------

Other                                                                  7,229          4,147            401
                                                                 -----------    -----------    -----------

Total revenues                                                       434,777        247,482        128,053
                                                                 -----------    -----------    -----------

Expenses:
Salaries, commissions and benefits, net                              201,454        105,198         55,778
Occupancy and equipment                                               26,609         15,302          8,250
Marketing and promotion                                               12,225          7,982          6,313
Data processing and communications                                    13,102          7,787          4,442
Office supplies and expenses                                          12,082          5,901          4,359
Professional fees                                                      6,693          5,197          2,454
Travel and entertainment                                               9,926          4,581          1,682
Other                                                                 18,914          8,743          4,188
                                                                 -----------    -----------    -----------

Total expenses                                                       301,005        160,691         87,466
                                                                 -----------    -----------    -----------

Net income before income taxes and minority
interest in income of consolidated joint ventures                    133,772         86,791         40,587

Income taxes                                                          54,100         35,696         16,253
                                                                 -----------    -----------    -----------
Minority interest in income of consolidated
joint ventures                                                           967            893          1,028
                                                                 -----------    -----------    -----------

Net income before cumulative effect of
change in accounting principle                                   $    78,705    $    50,202    $    23,306
                                                                 ===========    ===========    ===========

Segment assets                                                   $ 1,372,976    $   997,826    $   501,125
                                                                 ===========    ===========    ===========

    The following table sets forth, for the periods indicated, our loan servicing segment's operating results ("Loan Servicing Segment"). Any trends illustrated in the following table are not necessarily indicative of future results. The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June 2002 and thus the results of our Loan Servicing Segment are included in the results of our Loan Origination Segment in previous years.


Loan Servicing Segment                               Year Ended December 31,
                                          -----------------------------------------------
                                              2003             2002             2001
                                          -------------    -------------    -------------
                                                           (In thousands)
Revenues:
Interest expense                          $      (3,710)   $      (3,069)   $           -
                                          -------------    -------------    -------------

Loan servicing fees                              43,008           25,139                -
Amortization                                    (51,824)         (26,399)               -
Impairment reserve recovery (provision)           6,334          (10,332)               -
                                          -------------    -------------    -------------
Net loan servicing fees (loss)                   (2,482)         (11,592)               -
                                          -------------    -------------    -------------

Total revenues                                   (6,192)         (14,661)               -
                                          -------------    -------------    -------------

Expenses:
Salaries and benefits, net                        3,485            1,697                -
Occupancy and equipment                             406              204                -
Marketing and promotion                              14               14                -
Data processing and communications                   99               66                -
Office supplies and expenses                      1,230              610                -
Professional fees                                   854              246                -
Travel and entertainment                             38                6                -
Other                                             2,016              834                -
                                          -------------    -------------    -------------

Total expenses                                    8,142            3,677                -
                                          -------------    -------------    -------------

Net loss before income tax benefit              (14,334)         (18,338)               -

Income tax benefit                               (5,877)          (7,621)               -
                                          -------------    -------------    -------------

Net loss before cumulative effect of
change in accounting principle            $      (8,457)   $     (10,717)   $           -
                                          =============    =============    =============


Segment assets                            $     164,000    $     121,224    $           -
                                          =============    =============    =============

Results of Operations - Comparison of the Years Ended December 31, 2003 and 2002

      Mortgage-Backed Securities Holdings Segment

      Our MBS Holdings Segment began operations on December 3, 2003 as a result of the reorganization of the Company into a REIT and the merger with Apex. The segment's business is the holding for net interest income of ARM-backed securities.

      Revenues. Total revenues for the MBS Holdings Segment were $3.5 million, consisting entirely of $2.7 million of gain on mortgage-backed securities and $0.8 million of net interest income.

      Loan Origination Segment

      The Loan Origination Segment's primary business is the origination and sale of primarily one-to-four family residential mortgage loans. The segment grew significantly in 2003 both organically and through acquisitions. The historically low interest rates of 2003 resulted in record loan originations industry-wide as record numbers of borrowers refinanced their mortgages and purchased new homes. During 2003, the segment acquired 75 retail branches of Principal Residential Mortgage, Inc. and the retail and wholesale branches of American Mortgage LLC, and also hired 325 former employees of Capitol Commerce Mortgage Company. Total loan originations for 2003 were $21.7 billion compared to $12.2 billion for 2002, a 77.9% increase. At December 31, 2003, the segment had 272 loan origination offices and 2,791 employees compared with 131 loan origination offices and 2,528 employees at December 31, 2002.

      Gain on Sales of Mortgage Loans. The Loan Origination Segment's primary source of revenue is the gain on sales of mortgage loans originated by the segment. Gain on sales of mortgage loans for 2003 totaled $376.6 million on loan sales of $20.8 billion, compared with $216.6 million on sales of $12.3 billion for 2002. The average gain on sale margin increased to 1.81% for 2003 from 1.76% for 2002.

      Net Interest Income. Total interest income for 2003 on our Loan Origination Segment's mortgages held for sale was $104.8 million, compared to interest income for 2002 of $57.5 million, an increase of $47.3 million, or 82.3%. The increase was primarily due to higher average loan inventory in 2003. Our Loan Origination Segment funds its loan inventory primarily through borrowing facilities with several mortgage warehouse lenders. Total interest expense for 2003 was $60.5 million, compared to interest expense for 2002 of $33.8 million, a 79.0% increase, which was primarily due to increased borrowings to fund our loan inventory.

      Other Revenue. Other revenue totaled $7.2 million in 2003 compared to $4.1 million in 2002. For the year ended December 31, 2003, other income primarily includes revenue from title services of $2.2 million, fulfillment fees of $1.9 million and volume incentive bonuses received from loan purchasers totaling approximately $1.4 million. The fulfillment fees represent non-recurring fees received from Principal Residential Mortgage, Inc. ("PRM") for loans closed by us on behalf of PRM. As part of the agreement to acquire the retail branches of PRM (the "Principal Branches"), we agreed to assume the costs incurred to close out PRM's application pipeline as of the date of the agreement on behalf of PRM for a per loan fee. For the year ended December 31, 2002, other income primarily consists of revenue from title services of $1.9 million and volume incentive bonuses received from loan purchasers totaling approximately $0.8 million.

      Expenses. Total expenses of our Loan Origination Segment for 2003 were $301.0 million, or 139 basis points of total loan originations, compared to $160.7 million, or 132 basis points of total loan originations, for 2002. We made significant investments in our infrastructure, particularly in information technology and corporate services, to support the growth of our Loan Origination Segment.

      Our operating expenses represent costs that are not eligible to be added to the book value of the loans because they are not considered direct origination costs under the rules of Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases." Direct origination costs are added to the book value of loans and either reduce the gain on sale of loans if the loans are sold or are amortized over the life of the loan.

      Salaries, commissions and benefits for 2003 were $201.5 million, or 93 basis points of total loan originations, compared to $105.2 million, or 86 basis points of total loan originations, for 2002.

      Operating expenses, excluding salaries, commissions and benefits, were 46 basis points of total loan originations for both 2003 and 2002.

      Loan Servicing Segment

      The Loan Servicing Segment total revenues for the year ended December 31, 2003 were a loss of $6.2 million compared to a loss of $14.7 million in 2002, an increase of $8.5 million, or 57.8%.

      Net loan servicing fees was a loss of $2.5 million for the year ended December 31, 2003, compared to a loss of $11.6 million for 2002.

      Loan servicing fees increased to $43.0 million in 2003 from $25.1 million in 2002, an increase of $17.9 million, or 71.1%. The increase was primarily the result of the inclusion of Columbia for the full year in 2003.

      Amortization increased to $51.8 million in 2003 from $26.4 million in 2002, an increase of $25.4 million, or 96.2%. The increase was primarily the result of the inclusion of Columbia for the full year in 2003.

      We recognized a temporary impairment recovery of $6.3 million in 2003 versus an impairment provision of $10.3 million in 2002, resulting in an increase in net loan servicing fees of $16.6 million. This impairment recovery is due to an increase in the fair value of servicing rights attributable to a decrease in estimated future prepayment speeds.

      Expenses. The Loan Servicing Segment expenses are associated with the administration of the servicing portfolio acquired through our acquisition of Columbia in June 2002.

      Income Taxes. Income tax benefit decreased to $5.9 million in 2003 from a $7.6 million benefit in 2002, a decrease of $1.7 million, or 22.3%.

Results of Operations - Comparison of the Years Ended December 31, 2002 and 2001

      Loan Origination Segment

      Revenues. The Loan Origination Segment total revenues for the year ended December 31, 2002, were $247.5 million compared to $128.1 million in 2001, an increase of $119.4 million, or 93.3%. The increase was a result of increases in gains on sale of mortgage loans, net interest income and other income.

      Gain on sales of mortgage loans increased to $216.6 million in 2002 from $118.6 million in 2001, an increase of $98.0 million, or 82.7%. In general, the increase was the result of higher originations, sales and pipeline values, as well as improved margins. The higher volumes were a result of lower interest rates which generated higher purchase and refinance volumes from existing locations. Additionally, the increase is attributable to the acquisition of Columbia.

      Interest income, net, increased to $26.7 million in 2002 from $9.1 million in 2001, an increase of $17.6 million, or 193.9%. The increase resulted primarily from an increase in loans held for sale, an increase in our effective interest rate spread and the acquisition of Columbia.

      Other revenue totaled $4.1 million in 2002 compared to $0.4 million in 2001. For the year ended December 31, 2002, other income primarily consists of revenue from title services in the amount of $1.9 million and volume incentive bonuses received from loan purchasers totaling approximately $0.8 million. For the year ended December 31, 2001, other income primarily consists of volume incentive bonuses received from loan purchasers totaling approximately $0.4 million.

      Expenses. Salaries, commissions and benefits increased to $105.2 million in 2002 from $55.8 million in 2001, an increase of $49.4 million, or 88.6%. The increase was largely due to the inclusion of expenses of Columbia, and increased staffing levels and overtime due to increased loan volumes. As of December 31, 2002, we employed 2,528 loan origination employees compared to 1,325 loan origination employees at December 31, 2001.

      Occupancy and equipment expenses increased to $15.3 million in 2002 from $8.2 million in 2001, an increase of $7.1 million, or 85.4%. The increase in costs reflects the inclusion of expenses of Columbia, the opening of new community loan offices and greater depreciation charges as a result of our increased investments in computer networks.

      Marketing and promotion expenses increased to $8.0 million in 2002 from $6.3 million in 2001, an increase of $1.7 million, or 26.4%. The increase was primarily due to increased loan volume and the inclusion of Columbia expenses.

      Data processing and communication costs increased to $7.8 million in 2002 from $4.4 million in 2001, an increase of $3.3 million, or 75.3%. The increase was a result of the inclusion of expenses of Columbia and the opening of new community loan offices.

      Office supplies and expenses increased to $5.9 million in 2002 from $4.4 million in 2001, an increase of $1.5 million, or 35.4%. The increase was a result of the inclusion of expenses of Columbia and the opening of new community loan offices.

      Professional fees increased to $5.2 million in 2002 from $2.5 million in 2001, an increase of $2.7 million, or 111.8%. This increase was primarily due to the inclusion of expenses of Columbia.

      Travel and entertainment expenses increased to $4.6 million in 2002 from $1.7 million in 2001, an increase of $2.9 million, or 172.3%. This increase was primarily due to the inclusion of expenses of Columbia and the addition of new loan originators.

      Other expenses increased to $8.7 million in 2002 from $4.2 million in 2001, an increase of $4.6 million, or 108.7%. These expenses, which consist generally of insurance, indemnification and foreclosure costs, outside services, storage and moving expenses and licenses and permits, increased as a result of the inclusion of Columbia, the opening of new community offices and higher loan origination.

      Income Taxes. Income taxes increased to $35.7 million in 2002 from $16.3 million in 2001, an increase of $19.4 million, or 119.6%.

      Loan Servicing Segment

      Our Loan Servicing Segment was immaterial before the acquisition of Columbia in June 2002 and thus the Loan Servicing Segment results are included in the Loan Origination Segment results in prior years.

      Revenues. The Loan Servicing Segment's total revenues for the year ended December 31, 2002, were a loss of $14.7 million, which included a net loan servicing fees loss of $11.6 million and interest expense, net, of $3.1 million.

      Net loan servicing fees was a loss of $11.6 million in 2002. The loan servicing portfolio was acquired as part of the Columbia acquisition in June 2002. The servicing losses are a result of the reduction in interest rates since the acquisition which resulted in both faster actual prepayments and higher forecasted future prepayments than what were expected at the time of the acquisition. The loss in 2002 primarily resulted from a temporary impairment provision of $10.3 million due to a reduction in the fair value of servicing rights attributable to an increase in estimated future prepayment speeds and $26.4 million amortization as a result of faster than expected loan repayments.

      Expenses. These expenses are associated with the administration of the servicing portfolio acquired through the Columbia acquisition in June 2002.

      Income Taxes. Income tax benefit was $7.6 million in 2002.

      Liquidity and Capital Resources

      We have arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 14 different financial institutions and on December 31, 2003 had borrowed funds from five of these firms. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

      As of December 31, 2003, we had $1.3 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.26% and a weighted-average remaining maturity of 6.9 months.

      To originate a mortgage loan, we draw against a $1.2 billion pre-purchase facility with UBS Real Estate Securities Inc. (formerly Paine Webber Real Estate Securities Inc.) ("UBS"), a $450 million bank syndicated facility led by Residential Funding Corporation ("RFC"), a $450 million facility with CDC IXIS Capital Markets North America Inc. ("CDC"), a facility of $350 million with Morgan Stanley Bank ("Morgan Stanley") and a facility of $200 million with Credit Lyonnais. These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth. At March 8, 2004, the aggregate outstanding balance under the warehouse facilities was $1.5 billion, the aggregate outstanding balance in drafts payable was $46.1 million and the aggregate maximum amount available for additional borrowings was $978.8 million.

    The documents governing our warehouse facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to adhere to a maximum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth and liquidity, as well as to comply with applicable regulatory and investor requirements. The facility agreements also contain covenants limiting the ability of our subsidiaries to transfer or sell assets other than in the ordinary course of business and to create liens on the collateral without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld.

      In addition, under our warehouse facilities, we cannot continue to finance a mortgage loan that we hold if:

      o the loan is rejected as "unsatisfactory for purchase" by the ultimate investor and has exceeded its permissible 120-day warehouse period;

      o we fail to deliver the applicable mortgage note or other documents evidencing the loan within the requisite time period;

      o the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

      o the loan ceases to be an eligible loan (as determined pursuant to the applicable warehousing agreement).

      As of December 31, 2003, our aggregate warehouse facility borrowings were $1.1 billion (including $29 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $25.6 million, compared to $728.5 million in borrowings and $42.6 million in drafts payable as of December 31, 2002. At December 31, 2003, our loans held for sale were $1.2 billion compared to $832.0 million at December 31, 2002.

      In addition to the UBS, CDC, RFC, Morgan Stanley, and Credit Lyonnais warehouse facilities, we have a purchase and sale agreement with UBS. This agreement allows us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Amounts sold and being held under these agreements at December 31, 2003 and 2002 were $236 million and $801 million, respectively. The amount so held under this agreement at March 8, 2004 was $167.5 million. This agreement is not a committed facility and may be terminated at the discretion of the counterparty.

      We make certain representations and warranties under the purchase and sale agreements regarding, among other things, the loans' compliance with laws and regulations, their conformity with the ultimate investors' underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, we may be required to repurchase the loans and indemnify the investor for damages caused by that breach. We have implemented strict procedures to ensure quality control and conformity to underwriting standards and minimize the risk of being required to repurchase loans. From time to time we have been required to repurchase loans that we sold; however, the liability for the fair value of those obligations has been immaterial.

      We also have a $100 million term loan facility with a bank syndicate led by RFC which we use to finance our mortgage servicing rights. The term loan facility expires on May 28, 2004. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At December 31, 2003 and 2002, borrowings under our term loan were $71.5 million and $66.0 million, respectively.

      Cash and cash equivalents increased to $53.1 million at December 31, 2003, from $24.4 million at December 31, 2002.

      Our primary sources of cash and cash equivalents during the year ended December 31, 2003, were as follows:

      o     $ 1.0 billion increase in reverse repurchase agreements;

      o     $ 393.3 million increase in warehouse lines of credit; and

      o $ 259.7 million increase in payable for mortgage-backed securities purchased.

      Our primary uses of cash and cash equivalents during the year ended December 31, 2003, were as follows:

      o     $ 1.3 billion increase in mortgage-backed securities; and

      o     $ 391.8 million net increase in mortgage loans held for sale.

      Cash and cash equivalents decreased to $24.4 million at December 31, 2002, from $26.4 million at December 31, 2001.

      Our primary sources of cash and cash equivalents during the year ended December 31, 2002, were as follows:

      o     $184.0 million increase in warehouse lines of credit;

      o     $ 43.7 million in proceeds from issuance of capital stock; and

      o     $ 19.3 million increase in accrued expenses and other liabilities.

      Our primary uses of cash and cash equivalents during the year ended December 31, 2002, were as follows:

      o     $202.6 million net increase in mortgage loans held for sale;

      o $ 33.5 million for the acquisition of businesses, net of cash acquired;

      o     $ 25.4 million increase in accounts receivable; and

      o     $ 10.4 million decrease in notes payable.

      Our ability to originate loans depends in large part on our ability to sell these mortgage loans at par or for a premium in the secondary market so that we may generate cash proceeds to repay borrowings under our warehouse facilities. The value of our loans depends on a number of factors, including:

      o     interest rates on our loans compared to market interest rates;

      o     the borrower credit risk classification;

      o     loan-to-value ratios; and

      o     general economic conditions.

      Inflation

      For the period 1997 to 2003, inflation has been relatively low and we believe that inflation has not had a material effect on our results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would reduce the number of loans we originate. Such a reduction would adversely affect our future results of operations.

      Off-Balance Sheet Arrangements

      At December 31, 2003, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is reasonably likely to be material to investors.

      Contractual Obligations

      The Company had the following contractual obligations (excluding derivative financial instruments) at December 31, 2003:

                                                        Less Than                                    After
                                          Total           1 Year       1 - 3 Years   4 - 5 Years    5 Years
                                          -----           ------       -----------   -----------    -------
(In thousands)
Warehouse facilities                   $1,121,760       $1,121,760       $    --       $   --       $    --
Operating leases                           42,551           13,364        23,664        3,531         1,992
Notes payable                              99,655           73,439           622          701        24,893
Reverse repurchase agreements           1,344,327        1,344,327            --           --            --
Payable for securities purchased          259,701          259,701            --           --            --

      Risk Management

      Movements in interest rates can pose a major risk to us in either a rising or declining interest rate environment. We depend on substantial borrowings to conduct our business. These borrowings are all done at variable interest rate terms which will increase as short term interest rates rise. Additionally, when interest rates rise, loans held for sale and any applications in process with locked-in rates decrease in value. To preserve the value of such loans or applications in process with locked-in rates, agreements are executed for mandatory loan sales to be settled at future dates with fixed prices. These sales take the form of forward sales of mortgage-backed securities.

      When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In those instances, we may be required to purchase loans at current market prices to fulfill existing mandatory loan sale agreements, thereby incurring losses upon sale. We use an interest rate hedging program to manage these risks. Through this program, mortgage-backed securities are purchased and sold forward and options are acquired on treasury futures contracts.

      In the event that we do not deliver into the forward delivery commitments or exercise our option contracts, the instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All forward delivery commitments and option contracts to buy mortgage-backed securities are to be contractually settled within six months of the balance sheet date.

      Our hedging program contains an element of risk because the counterparties to our mortgage and treasury securities transactions may be unable to meet their obligations. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the contract and the current market price. We minimize our credit risk exposure by limiting the counterparties to well-capitalized banks and securities dealers who meet established credit and capital guidelines.

      Movements in interest rates also impact the value of mortgage servicing rights. When interest rates decline, the loans underlying the mortgage servicing rights are generally expected to prepay faster, which reduces the market value of the mortgage servicing rights. We consider the expected increase in loan origination volumes and the resulting additional origination related income as a natural hedge against the expected change in the value of mortgage servicing rights. Lower mortgage rates generally reduce the fair value of the mortgage servicing rights, as increased prepayment speeds are highly correlated with lower levels of mortgage interest rates.

      The Company enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure when financing its mortgage-backed securities. The Company generally borrows money based on short-term interest rates, by entering into borrowings with maturity terms of less than one year, and frequently 6 to 12 months. The Company's mortgage-backed securities generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to ten years. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. The notional balances of the Swap Agreements generally decline over the life of these instruments. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities.

The following tables summarize the Company's interest rate sensitive instruments as of December 31, 2003 and 2002:

                                                                        December 31, 2003
                                                       ----------------- -----------------------------------
                                                           Notional          Carrying          Estimated
                                                            Amount            Amount           Fair Value
                                                       ----------------- -----------------  ----------------
                                                                          (In thousands)
Assets:
Mortgage-backed securities                                  $ 1,759,064       $ 1,763,628       $ 1,763,628
Interest rate lock commitments                                1,140,350            20,837            20,837
Mortgage loans held for sale, net                             1,175,730         1,192,219         1,192,219
Mortgage servicing rights, net                                8,272,294           117,784           117,784

Liabilities:
Reverse repurchase agreements                               $ 1,344,327       $ 1,344,327       $ 1,344,327
Forward delivery commitments- Loan commitments                  477,863             4,358             4,358
Forward delivery commitments - Loans held for sale            1,161,217             2,300             2,300
Interest rate swaps                                             755,000             6,036             6,036

                                                                        December 31, 2002
                                                       -----------------------------------------------------
                                                           Notional          Carrying          Estimated
                                                            Amount            Amount           Fair Value
                                                       ----------------- -----------------  ----------------
                                                                          (In thousands)
Assets:
Interest rate lock commitments                              $ 1,644,701          $ 29,346          $ 29,346
Option contracts to buy securities                              150,000               725               725
Mortgage loans held for sale, net                               684,337           695,043           695,043
Mortgage servicing rights, net                                8,541,790           109,023           109,023

Liabilities:
Forward delivery commitments- Loan commitments              $ 1,099,905          $  7,204          $  7,204
Forward delivery commitments - Loans held for sale              663,544             1,866             1,866

      Management's fair value estimates are made as of a specific point in time based on present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the fair values used by the Company should not be compared to those of other companies. A further discussion of the methods and assumptions we use to estimate the above financial instruments is presented in Note 1 to the Consolidated Financial Statements.

      Newly Issued Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN No. 45"), which expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The implementation of FIN No. 45 did not have a material impact on the Company's consolidated financial statements.

      In January 2003, The FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements" ("FIN No. 46"), which was revised in December 2003. This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs") when specific characteristics are met. FIN No. 46 clarifies the application of ARB No. 51 to certain entities with equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 were effective February 1, 2003 for new and modified VIEs and July 1, 2003 for other entities. The implementation of FIN No. 46 did not have a material impact on the Company's consolidated financial statements.

      In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" that certain quantitative and qualitative disclosures are required for equity and fixed maturity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The guidance requires companies to disclose the aggregate amount of unrealized losses and the related fair value of investments with unrealized losses for securities that have been in an unrealized loss position for less than 12 months and separately for those that have been in an unrealized loss position for over 12 months, by investment category. The Company has adopted these disclosure requirements in Note 3 to the Consolidated Financial Statements.

      On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which provides guidance regarding loan commitments that are accounted for as derivative instruments under SFAS No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold. The impact that this new policy will have on the Company's results of operations in the second quarter of 2004 will be influenced by that quarter's amount of rate lock volume associated with loans expected to be sold and by the timing of when loan sales are executed. As rate lock volume is highly sensitive to changes in interest rates and the timing of loan sales may be affected by market conditions, the Company cannot provide a reliable estimate of the impact this change will have to its results of operations in the second quarter of 2004.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is included in Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."

      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item 8 is incorporated by reference to the Company's Consolidated Financial Statements together with the Notes to Consolidated Financial Statements and Independent Auditors' Report beginning on page F-1 of this annual report on Form 10-K.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

      ITEM 9A. CONTROLS AND PROCEDURES

      The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal year covered by this annual report. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of 2003.

                                    PART III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company intends to file with the SEC a definitive proxy statement on
Schedule 14A in connection with the Company's 2004 Annual Meeting of Stockholders (the "Proxy Statement"), which will involve the election of directors, within 120 days after the end of the year covered by this annual report on Form 10-K. Information regarding directors and executive officers of the Company will be set forth in the Proxy Statement and is incorporated herein by reference.

      ITEM 11. EXECUTIVE COMPENSATION

      The information required to be furnished pursuant to this item will be set forth in the Proxy Statement and is incorporated herein by reference.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required to be furnished pursuant to this item will be set forth in the Proxy Statement and is incorporated herein by reference.

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required to be furnished pursuant to this item will be set forth in the Proxy Statement and is incorporated herein by reference.

      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required to be furnished pursuant to this item will be set forth in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

      ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents Filed with this Report.

      The following documents are filed as part of this annual report on Form 10-K:

      1. Financial Statements

      The information called for by this paragraph is set forth in the Financial Statements and Independent Auditors' Report beginning at page F-1 of this annual report on Form 10-K.

      2. Financial Statement Schedules

      None.

      3. Exhibits

      The information called for by this paragraph is contained in the Index to Exhibits to this annual report on Form 10-K, which is incorporated herein by reference.

(b)   Reports on Form 8-K.

      During the quarter ended December 31, 2003, AHM Investment filed with the SEC the following Current Reports on Form 8-K:

      o Current Report on Form 8-K, dated December 24, 2003, and filed on December 24, 2003, which reported that the Company filed with the SEC a universal shelf registration statement on Form S-3 for the possible future offer and sale of up to an aggregate of $500 million of common stock, preferred stock, debt securities and/or warrants to purchase common stock and preferred stock.

      o Current Report on Form 8-K, dated December 3, 2003, and filed on December 17, 2003, which reported that the Company completed its internal reorganization and the acquisition of Apex. Pursuant to
            Item 7 of Form 8-K, the Company also filed the following financial information: (i) audited consolidated balance sheets of Apex as of December 31, 2002 and 2001; (ii) audited consolidated statements of income, changes in stockholders' equity and cash flows of Apex for the years ended December 31, 2002, 2001 and 2000; (iii) unaudited condensed consolidated balance sheet of Apex as of September 30, 2003; (iv) unaudited condensed statements of income, changes in stockholders' equity and cash flows of Apex for the nine months ended September 30, 2003 and 2002; (v) pro forma condensed balance sheet as of September 30, 2003; and (vi) pro forma condensed statements of income for the year ended December 31, 2002 and the nine-month period ended September 30, 2003.

      In addition, during the quarter ended December 31, 2003, AHM Holdings, one of the Company's predecessor corporations, filed with the SEC the following Current Reports on Form 8-K:

      o Current Report on Form 8-K, dated December 2, 2003, and filed on December 3, 2003, which reported that AHM Holdings made a presentation at the Friedman Billings Ramsey Investor Conference in New York, New York, and attached the text of the materials it provided to investors at the conference.

      o Current Report on Form 8-K, dated October 28, 2003, and filed on October 28, 2003, pertaining to AHM Holdings' financial results for the fiscal quarter ended September 30, 2003.

      o Current Report on Form 8-K, dated October 23, 2003, and filed on October 24, 2003, was filed to correct a typographical error in the Independent Auditors' Report filed with the AHM Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in that the previously filed Independent Auditors' Report was replaced with a properly executed copy showing the conformed signature of Deloitte & Touche LLP, the AHM Holdings' independent auditors.

            Apex, the Company's other predecessor corporation, did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, American Home Mortgage Investment Corp., a corporation organized and existing under the laws of the State of Maryland, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2004.


                             AMERICAN HOME MORTGAGE INVESTMENT CORP.


                             By:  /s/ Michael Strauss
                                  ---------------------------------------------
                                  Name:  Michael Strauss
                                  Title:  President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                        Date

                                Chairman of the Board,
/s/ Michael Strauss             President and                    March 15, 2004
-----------------------------   Chief Executive Officer
Michael Strauss                 (Principal Executive Officer)



                                Chief Financial Officer
/s/ Stephen A. Hozie            (Principal Financial Officer     March 15, 2004
-----------------------------   and Principal Accounting
Stephen A. Hozie                Officer)




/s/ John A. Johnston            Director                         March 15, 2004
-----------------------------
John A. Johnston



/s/ Nicholas R. Marfino         Director                         March 15, 2004
-----------------------------
Nicholas R. Marfino



/s/ Michael A. McManus, Jr.     Director                         March 15, 2004
-----------------------------
Michael A. McManus, Jr.


/s/ C. Cathleen Raffaeli        Director                         March 15, 2004
-----------------------------
C. Cathleen Raffaeli


/s/ Kenneth P. Slosser          Director                         March 15, 2004
-----------------------------
Kenneth P. Slosser

                          INDEX TO FINANCIAL STATEMENTS


AMERICAN HOME MORTGAGE INVESTMENT CORP.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                Page
  Independent Auditors' Report                                                   F-1

  Consolidated Balance Sheets as of December 31, 2003 and 2002                   F-2

  Consolidated Statements of Income for the Years Ended
    December 31, 2003, 2002 and 2001                                             F-3

  Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2003, 2002 and 2001                                             F-4

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2003, 2002 and 2001                                             F-5

  Notes to Consolidated Financial Statements                                 F-6 -- F-36

--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of American Home Mortgage Investment Corp.

We have audited the accompanying consolidated balance sheets of American Home Mortgage Investment Corp. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Home Mortgage Investment Corp. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

March 15, 2004
Princeton, New Jersey

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31,
                                                                                       ---------------------------------------------
(Dollars in thousands, except per share amounts)                                                 2003                     2002
                                                                                       ---------------------------------------------
Assets:
  Cash and cash equivalents                                                                         $ 53,148                $ 24,416
  Accounts receivable and servicing advances                                                          84,311                  51,770
  Mortgage-backed securities (including securities pledged of $1,426,477 in 2003)                  1,763,628                       -
  Mortgage loans held for sale, net                                                                1,223,827                 831,981
  Derivative assets                                                                                   20,837                  30,071
  Mortgage servicing rights, net                                                                     117,784                 109,023
  Premises and equipment, net                                                                         41,738                  13,001
  Goodwill                                                                                            83,445                  50,932
  Other assets                                                                                        13,672                   7,856
                                                                                       ----------------------   --------------------

      Total assets                                                                               $ 3,402,390             $ 1,119,050
                                                                                       ======================   ====================

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                                      $ 1,121,760               $ 728,466
  Drafts payable                                                                                      25,625                  42,599
  Reverse repurchase agreements                                                                    1,344,327                       -
  Payable for securities purchased                                                                   259,701                       -
  Derivative liabilities                                                                              10,394                   7,204
  Accrued expenses and other liabilities                                                              75,647                  64,945
  Notes payable                                                                                       99,655                  68,261
  Income taxes payable                                                                                66,802                  42,955
                                                                                       ----------------------   --------------------

    Total liabilities                                                                              3,003,911                 954,430
                                                                                       ----------------------   --------------------

Commitments and contingencies (Note 16)

Minority interest                                                                                        509                     524

Stockholders' Equity:
  Preferred stock, $0.01 per share par value, 10,000,000 shares authorized, none
    issued and outstanding                                                                                --                      --
  Common stock, $0.01 per share par value, 100,000,000 shares authorized,
   25,270,100 and 16,717,459 shares issued and outstanding in 2003 and
    2002, respectively                                                                                   252                     167
  Additional paid-in capital                                                                         281,432                  95,785
  Retained earnings                                                                                  121,029                  68,144
  Accumulated other comprehensive loss                                                                (4,743)                      -
                                                                                       ----------------------   --------------------

    Total stockholders' equity                                                                       397,970                 164,096
                                                                                       ----------------------   --------------------

      Total liabilities and stockholders' equity                                                 $ 3,402,390             $ 1,119,050
                                                                                       ======================   ====================

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
                                                                                     -----------------------------------------------
(Dollars in thousands, except per share data)                                                2003             2002             2001
                                                                                     ------------     ------------     ------------
Revenues:
  Gain on sales of mortgage loans and mortgage-backed securities                     $    382,236     $    216,595     $    118,554
  Interest income                                                                         106,029           55,871           45,494
  Interest expense                                                                        (60,881)         (32,200)         (36,396)
                                                                                     ------------     ------------     ------------
           Interest income, net                                                            45,148           23,671            9,098
                                                                                     ------------     ------------     ------------

  Loan servicing fees                                                                      43,008           25,139             --
  Amortization                                                                            (51,824)         (26,399)            --
  Impairment reserve recovery (provision)                                                   6,334          (10,332)            --
                                                                                     ------------     ------------     ------------
          Net loan servicing fees (loss)                                                   (2,482)         (11,592)            --
                                                                                     ------------     ------------     ------------

  Other                                                                                     7,229            4,147              401
                                                                                     ------------     ------------     ------------

           Total revenues                                                                 432,131          232,821          128,053
                                                                                     ------------     ------------     ------------

Expenses:
  Salaries, commissions and benefits, net                                                 204,939          106,895           55,778
  Occupancy and equipment                                                                  27,015           15,506            8,250
  Marketing and promotion                                                                  12,239            7,996            6,313
  Data processing and communications                                                       13,201            7,853            4,442
  Office supplies and expenses                                                             13,312            6,511            4,359
  Professional fees                                                                         7,547            5,443            2,454
  Travel and entertainment                                                                  9,964            4,587            1,682
  Other                                                                                    20,930            9,577            4,188
                                                                                     ------------     ------------     ------------

           Total expenses                                                                 309,147          164,368           87,466
                                                                                     ------------     ------------     ------------

Income before income taxes and
minority interest in income of consolidated joint ventures                                122,984           68,453           40,587

Income taxes                                                                               48,223           28,075           16,253
                                                                                     ------------     ------------     ------------


Income before minority interest in income of consolidated joint ventures                   74,761           40,378           24,334


Minority interest in income of consolidated joint ventures                                    967              893            1,028
                                                                                     ------------     ------------     ------------


Net income before cumulative effect of change in accounting principle                      73,794           39,485           23,306


Cumulative effect of change in accounting principle, net of taxes                            --               --              2,142
                                                                                     ------------     ------------     ------------

Net income                                                                           $     73,794     $     39,485     $     25,448
                                                                                     ============     ============     ============

Per share data:
  Basic before cumulative effect of change in accounting principle                   $       4.16     $       2.72     $       2.25
  Basic after cumulative effect of change in accounting principle                    $       4.16     $       2.72     $       2.45

  Diluted before cumulative effect of change in accounting principle                 $       4.07     $       2.65     $       2.14
  Diluted after cumulative effect of change in accounting principle                  $       4.07     $       2.65     $       2.34

Weighted average number of shares - basic                                              17,727,253       14,508,515       10,373,858
Weighted average number of shares - diluted                                            18,113,397       14,891,001       10,883,403


See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE YEARS ENDED DECEMBER 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                      Shares of                Additional                   Other         Total
                                                       Common       Common      Paid-in      Retained   Comprehensive  Stockholders'
(Dollars in thousands)                                  Stock        Stock      Capital      Earnings        Loss         Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                          8,985,584   $       90   $   20,463   $    6,059    $     --      $   26,612
                                                     ==========   ==========   ==========   ==========    ==========    ==========
Comprehensive income:
  Net income                                               --           --           --         25,448          --          25,448
                                                                                                                        ----------
Comprehensive income                                                                                                        25,448
  Issuance of common stock, purchase
    of Marina Mortgage Company, Inc.                    157,985            1          969         --            --             970
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                270,515            3        1,871         --            --           1,874
  Tax benefit from stock options exercised                 --           --          1,439         --            --           1,439
  Issuance of common stock, warrants                    174,916            2        1,363         --            --           1,365
  Issuance of common stock, secondary
    stock offering                                    2,402,200           24       21,848         --            --          21,872
  Dividends declared                                       --           --           --           (963)         --            (963)
                                                     ----------   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2001                         11,991,200          120       47,953       30,544          --          78,617
                                                     ==========   ==========   ==========   ==========    ==========    ==========
Comprehensive income:
  Net income                                               --           --           --         39,485          --          39,485
                                                                                                                        ----------
Comprehensive income                                                                                                        39,485
  Issuance of common stock, secondary
    stock offering                                    3,700,000           37       36,836         --            --          36,873
  Issuance of common stock,
    underwriters' over allotment                        555,000            5        5,603         --            --           5,608
  Issuance of common stock, earnouts                    269,201            3        3,401         --            --           3,404
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                187,058            2        1,306         --            --           1,308
  Issuance of common stock, warrants                     15,000         --            117         --            --             117
  Tax benefit from stock options exercised                 --           --            569         --            --             569
  Dividends declared                                       --           --           --         (1,885)         --          (1,885)
                                                     ----------   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2002                         16,717,459          167       95,785       68,144          --         164,096
                                                     ==========   ==========   ==========   ==========    ==========    ==========
Comprehensive income:
  Net income                                               --           --           --         73,794          --          73,794
  Net unrealized gain on mortgage-backed
    securities available for sale                          --           --           --           --           1,292         1,292
  Gross unrealized loss on interest rate swaps             --           --           --           --          (6,035)       (6,035)
                                                                                                                        ----------
Comprehensive income                                                                                                        69,051
  Issuance of common stock, purchase
    of Apex Mortgage Capital, Inc.                    7,691,682           77      177,248         --            --         177,325
  Issuance of common stock, earnouts                    406,708            4        5,160         --            --           5,164
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                444,251            4        2,772         --            --           2,776
  Issuance of common stock, warrants                     10,000         --            467         --            --             467
  Dividends declared                                       --           --           --        (20,909)         --         (20,909)
                                                     ----------   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2003                         25,270,100   $      252   $  281,432   $  121,029    $   (4,743)   $  397,970
                                                     ==========   ==========   ==========   ==========    ==========    ==========

See notes to consolidated financial statements

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
                                                                                     -----------------------------------------------
(In thousands)                                                                               2003             2002             2001
                                                                                     ------------     ------------     ------------
Cash flows from operating activities:
      Net income                                                                     $     73,794     $     39,485     $     25,448
      Adjustments to reconcile net income to net cash used in
         operating activities:
           Depreciation and amortization                                                    6,023            3,348            2,569
           Amortization and impairment of mortgage servicing rights                        45,490           24,140                6
           Origination of mortgage loans held for sale                                (21,705,251)     (11,569,425)      (7,328,170)
           Proceeds on sales and securitizations of mortgage loans                     21,313,405       11,366,837        7,052,946
           Increase in income taxes payable                                                23,847           11,966           12,526
           Other                                                                              676            1,033            2,089
           (Increase) decrease in operating assets:
             Accounts receivable                                                          (28,848)         (25,442)          (9,576)
             Derivative assets                                                              9,234          (24,203)          (6,027)
             Other assets                                                                  (5,117)           1,828           (1,383)
           Increase (decrease) in operating liabilities:
             Minority interest                                                                (15)             (53)              (4)
             Accrued expenses and other liabilities                                        (7,989)          19,346            6,043
             Derivative liabilities                                                         3,190            7,204             --
                                                                                     ------------     ------------     ------------
             Net cash used in operating activities                                       (271,561)        (143,936)        (243,533)
                                                                                     ------------     ------------     ------------

Cash flows from investing activities:
      Purchase of real estate owned, net                                                     (372)            (190)             (83)
      Purchases of premises and equipment, net                                            (34,760)          (4,649)          (3,648)
      Increase in mortgage-backed securities                                           (1,251,362)            --               --
      Acquisition of businesses, net of cash acquired                                       6,378          (33,452)          (2,771)
      Earnouts related to previous acquisitions                                            (2,636)          (1,644)            --
      Capitalization of mortgage servicing rights                                         (54,251)         (31,118)             (15)
      Net sales of loans held for investment                                                 (307)           1,048           (1,398)
                                                                                     ------------     ------------     ------------
             Net cash used in investing activities                                     (1,337,310)         (70,005)          (7,915)
                                                                                     ------------     ------------     ------------

Cash flows from financing activities:
      Increase in warehouse lines of credit                                               393,294          183,958          220,970
      Increase in reverse repurchase agreements                                         1,014,677             --               --
      Increase in payable for securities purchased                                        219,451             --               --
      (Decrease) increase in drafts payable                                               (16,974)          (3,448)          27,010
      Proceeds from issuance of capital stock                                               2,761           43,692           25,777
      Dividends paid                                                                       (7,000)          (1,885)            (963)
      Increase (decrease) in notes payable                                                 31,394          (10,353)            (958)
                                                                                     ------------     ------------     ------------
             Net cash provided by financing activities                                  1,637,603          211,964          271,836
                                                                                     ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                                       28,732           (1,977)          20,388

Cash and cash equivalents, beginning of year                                               24,416           26,393            6,005
                                                                                     ------------     ------------     ------------

Cash and cash equivalents, end of year                                               $     53,148     $     24,416     $     26,393
                                                                                     ============     ============     ============

Supplemental disclosure of cash flow information:
      Interest paid                                                                  $     58,668     $     22,361     $      6,879
      Income taxes paid                                                                    25,748           15,736            3,417

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - On December 3, 2003, American Home Mortgage Holdings, Inc. ("AHM Holdings") completed its merger with Apex Mortgage Capital, Inc. ("Apex"). Under the terms of the agreement, AHM Holdings reorganized through a reverse triangular merger that caused American Home Mortgage Investment Corp. ("AHM Investment"), a newly formed Maryland corporation that operates and will elect to be treated as a real estate investment trust, or REIT, for federal income tax purposes, to become AHM Holdings' parent. AHM Investment was formed to combine the net assets of Apex, a Maryland corporation that operated and elected to be treated as a REIT, with the mortgage origination and servicing businesses of AHM Holdings. As used herein, references to the "Company," "American Home," "we," "our" and "us" refer to AHM Investment collectively with its subsidiaries.

      AHM Investment is a mortgage REIT focused on earning net interest income from purchased and self-originated mortgage-backed securities, and through its taxable subsidiaries, on earning income from originating and selling mortgage loans and servicing mortgage loans for institutional investors. Mortgages are originated through a network of 272 loan origination offices as well as through mortgage brokers and are serviced at the Company's Columbia, Maryland servicing center.

      Basis of Presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially. When necessary, certain reclassifications of prior year financial statement amounts have been made to conform to the current year presentation.

      Due to the fact that the Company exercises significant influence on the operations of its joint ventures (see Note 18), their balances and operations have been fully consolidated in the accompanying consolidated financial statements and all intercompany accounts and transactions have been eliminated.

      Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits.

      Mortgage-backed Securities - Mortgage-backed securities are classified as either trading or available for sale. Trading securities are reported at fair value, and changes in fair value are reported in gain on mortgage-backed securities in the statements of operations. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). Realized gains and losses on sales of available for sale securities are determined on an average cost basis and included in gain on sales of mortgage loans and mortgage-backed securities.

      When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment).

      Mortgage Loans Held for Sale - Mortgage loans held for sale are carried at the lower of cost or aggregate market value. The cost basis includes the capitalized value of the IRLCs related to the mortgage loans and any net deferred origination costs. For mortgage loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current yield requirements calculated on an aggregate basis.

      Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") are carried at the lower of cost or fair value, based on defined risk strata and are amortized in proportion to and over the period of estimated net servicing income. When the Company sells certain loans and retains the servicing rights, it allocates the cost basis of the loans between the assets sold and the MSRs based on their relative fair values on the date of sale.

      The Company estimates the fair value of its MSRs by obtaining market information from one of the primary mortgage servicing rights brokers. When the book value of capitalized MSRs exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. The Company has determined that the predominant risk characteristic is the interest rate on the underlying loans. The Company measures impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, the Company periodically evaluates its MSRs for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. The Company receives a sensitivity analysis of the estimated fair value of its MSRs assuming a 200 basis point instantaneous increase in interest rates from an independent mortgage servicing rights broker. The fair value estimate includes changes in market assumptions that would be expected given the increase in mortgage rates (e.g., prepayment speeds would be lower). The Company believes this 200-basis-point increase in mortgage rates to be an appropriate threshold for determining the recoverability of the temporary impairment because that size rate increase is foreseeable and consistent with historical mortgage rate fluctuations. When using this instantaneous change in rates, if the fair value of the strata of MSRs is estimated to increase to a point where all of the impairment would be recovered, the impairment is considered to be temporary. When the Company determines that a portion of the MSRs is not recoverable, the related MSRs and the previously established valuation allowance are correspondingly reduced to reflect other than temporary impairment.

      Premises and Equipment - Premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over their estimated service lives. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Depreciation and amortization are recorded within occupancy and equipment expense within the consolidated financial statements.

      Goodwill - Goodwill represents the excess purchase price over the fair value of net assets acquired from business acquisitions and which were being amortized over their initial estimated lives, generally 20 years. Effective January 1, 2002, the Company no longer amortizes goodwill, but instead tests for impairment at least annually. The Company will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. The Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to the Company's loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to the Company's mortgage-backed securities holdings segment includes a forecast of the expected future net interest income, gain on mortgage-backed securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies.

Summarized below is the pro forma net income as adjusted for the amortization expense no longer recorded.

                                                                                                  Year Ended December 31,
                                                                                     ----------------------------------------------
(In thousands, except per share amounts)                                                 2003             2002             2001
                                                                                     ------------     ------------     ------------

Net income before cumulative effect of change in accounting
  principle as reported                                                              $     73,794     $     39,485     $     23,306
Goodwill amortization, net of taxes                                                          --               --                834
Adjusted net income before cumulative effect of change in
  accounting principle                                                               ------------     ------------     ------------
                                                                                     $     73,794     $     39,485     $     24,140
                                                                                     ============     ============     ============

Earnings per share
Basic before cumulative effect of change in accounting principle                     $       4.16     $       2.72     $       2.25
Goodwill amortization, net of taxes                                                          --               --               0.08
Adjusted basic before cumulative effect of change in accounting
   principle                                                                         ------------     ------------     ------------
                                                                                     $       4.16     $       2.72     $       2.33
                                                                                     ============     ============     ============

Diluted before cumulative effect of change in accounting principle                   $       4.07     $       2.65     $       2.14
Goodwill amortization, net of taxes                                                          --               --               0.08
Adjusted diluted before cumulative effect of change in accounting
   principle                                                                         ------------     ------------     ------------
                                                                                     $       4.07     $       2.65     $       2.22
                                                                                     ============     ============     ============

Net income after cumulative effect of change in accounting
  principle as reported                                                              $     73,794     $     39,485     $     25,448
Goodwill amortization, net of taxes                                                          --               --                834
Adjusted net income after cumulative effect of change in
  accounting principle                                                               ------------     ------------     ------------
                                                                                     $     73,794     $     39,485     $     26,282
                                                                                     ============     ============     ============

Earnings per share
Basic after cumulative effect of change in accounting principle                      $       4.16     $       2.72     $       2.45
Goodwill amortization, net of taxes                                                          --               --               0.08
Adjusted basic after cumulative effect of change in accounting
   principle                                                                         ------------     ------------     ------------
                                                                                     $       4.16     $       2.72     $       2.53
                                                                                     ============     ============     ============

Diluted after cumulative effect of change in accounting principle                    $       4.07     $       2.65     $       2.34
Goodwill amortization, net of taxes                                                          --               --               0.08
Adjusted diluted after cumulative effect of change in accounting
   principle                                                                         ------------     ------------     ------------
                                                                                     $       4.07     $       2.65     $       2.42
                                                                                     ============     ============     ============

Reverse Repurchase Agreements - The Company has entered into reverse repurchase agreements to finance certain of its investments. These agreements are secured by a portion of the Company's investments and bear interest rates that have historically moved in close relationship to LIBOR. Reverse repurchase agreements are accounted for as short-term borrowings and recorded as a liability on the balance sheet.

Drafts Payable - Drafts payable represent outstanding mortgage loan disbursements that the Company has provided to its customers for the purchase of a home. The amounts outstanding do not bear interest and are transferred into the warehouse facility when they are presented to a bank.

Derivative Financial Instruments - The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

Interest Rate Lock Commitments. The Company's mortgage committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs to originate the loan. In March 2004, the Securities and Exchange Commission ("SEC") issued guidance that will change the timing of recognition of MSRs for IRLCs initiated after March 31, 2004. See "Recently Issued Accounting Standards" in this note.

Forward Delivery Commitments Used to Hedge IRLCs. The Company uses mortgage forward delivery contracts to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

Forward Delivery Commitments Used to Hedge Mortgage Loans Held for Sale. The Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency-eligible conforming loans and most of its non-conforming loans held for sale. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory as well as its objective and strategy for undertaking the hedge transactions. For conventional conforming fixed rate loans, the notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company. The Company classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

Forward Purchase Contracts Used to Hedge Mortgage Servicing Rights. From time to time, the Company hedges its exposure to impairment of the mortgage servicing rights by the use of mortgage forward purchase contracts. These derivatives are classified and accounted for as fair value hedges. The mortgage forward purchase contracts are carried at fair value with the changes in their fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged mortgage servicing rights is adjusted for its change in fair value attributable to the hedged risk during the hedge period. The Company assesses the effectiveness of the hedge by using statistical analysis to measure the correlation of the changes in the value of the forward purchase contract to the changes in the value of the mortgage servicing rights being hedged during the hedge period. During 2003, the Company did not hedge its exposure to impairment of the mortgage servicing rights by the use of mortgage forward purchase contracts.

Interest Rate Swap Agreements - All swap agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's swap agreements and hedged borrowings are nearly identical, due to the explicit requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company does not account for these hedges under a method defined in SFAS No. 133 as the "shortcut" method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and to date, has calculated effectiveness of approximately 100%. All changes in the unrealized gains and losses on swap agreements have been recorded in "Accumulated other comprehensive loss" and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in "Accumulated other comprehensive income" would be reclassified to income.

Termination of Hedging Relationships. The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, the Company may elect to de-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded in earnings.

Gain on Sale of Loans - The Company recognizes gain on sale of loans for the difference between the sales price and the adjusted book value of the loans at the time of sale. The adjusted book value of the loans includes the original principal amount plus adjustments related to previously recognized income plus deferrals of fees and points received and direct loan origination costs.

Loan Origination Fees and Direct Origination Costs - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold. When loans are securitized and held, net deferred origination costs are amortized over the life of the security using the level-yield method and such amounts are included in interest income. Gain on sales of mortgage loans and salaries, compensation and benefits have been reduced by $87.1 million, $57.5 million and $44.2 million due to direct loan origination costs, including commission costs, incurred for the years ended December 31, 2003, 2002 and 2001, respectively.

Interest Recognition - The Company accrues interest income as it is earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest expense is recorded on outstanding lines of credit at a rate based on a spread to the LIBOR.

Servicing Fees - The Company recognizes servicing fees when the fees are collected.

Marketing and Promotion - The Company charges the costs of marketing, promotion and advertising to expense in the period incurred.

Income Taxes - The Company accounts for income taxes in conformity with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences ("temporary differences") attributable to the differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets where realization is not considered "more likely than not." The Company recognizes the effect of changes in tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date.

Stock Option Plans - In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). The Company has elected to account for its stock option plan using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," had been applied. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, the Company's net income before cumulative effect of change in accounting principle would have been $73.1 million, $38.9 million and $24.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Basic earnings per share would have been $4.12, $2.68 and $2.32 for 2003, 2002 and 2001, respectively. Diluted earnings per share would have been $4.03, $2.61 and $2.21 for 2003, 2002 and 2001, respectively.

                                                                            Year Ended December 31,
                                                         ------------------------------------------------------------
(In thousands, except per share data)                        2003                    2002                     2001
                                                         ------------            ------------            ------------
Net income, as reported                                  $     73,794            $     39,485            $     25,448

Less: Total stock-based employee
  compensation expense determined under
  fair value based method for all
  awards, net of related tax effects                             (724)                   (615)                 (1,351)
                                                         ------------            ------------            ------------

Pro forma net income                                     $     73,070            $     38,870            $     24,097
                                                         ============            ============            ============

Earnings per share:
    Basic - as reported                                  $       4.16            $       2.72            $       2.45
    Basic - pro forma                                    $       4.12            $       2.68            $       2.32

    Diluted - as reported                                $       4.07            $       2.65            $       2.34
    Diluted - pro forma                                  $       4.03            $       2.61            $       2.21


Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Cash Flows - Cash and cash equivalents are demand deposits and short-term investments with a maturity of 90 days or less.


Recently Issued Accounting Standards -

In April 2003, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN No. 45"), which expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The implementation of FIN No. 45 did not have a material impact to the Company's consolidated financial statements.

In January 2003, The FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements" ("FIN No. 46"), which was revised in December 2003. This interpretation addresses consolidation by business enterprises of variable interest entities ("VIEs") when specific characteristics are met. FIN No. 46 clarifies the application of ARB No. 51 to certain entities with equity investors who do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 were effective February 1, 2003 for new and modified VIEs and July 1, 2003 for other entities. The implementation of FIN No. 46 did not have a material impact to the Company's consolidated financial statements.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" that certain quantitative and qualitative disclosures are required for equity and fixed maturity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The guidance requires companies to disclose the aggregate amount of unrealized losses and the related fair value of investments with unrealized losses for securities that have been in an unrealized loss position for less than 12 months and separately for those that have been in an unrealized loss position for over 12 months, by investment category. The Company has adopted the disclosure requirements in Note 3 to the Consolidated Financial Statements.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which provides guidance regarding loan commitments that are accounted for as derivative instruments under SFAS No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold. The impact that this new policy will have on the Company's results of operations in the second quarter of 2004 will be influenced by that quarter's amount of rate lock volume associated with loans expected to be sold and by the timing of when loan sales are executed. As rate lock volume is highly sensitive to changes in interest rates and the timing of loan sales may be affected by market conditions, the Company cannot provide a reliable estimate of the impact this change will have to its results of operations in the second quarter of 2004.

NOTE 2 - ACCOUNTS RECEIVABLE AND SERVICING ADVANCES

The following table presents the Company's accounts receivable and servicing advances as of December 31, 2003 and 2002:

                                                                         December 31,
                                                          --------------------------------------
(In thousands)                                                   2003                   2002
                                                          --------------------------------------
Loan sales receivables                                    $        38,419        $        21,985
Mortgage payments receivable                                       18,041                 12,741
Tax and insurance advances                                          7,373                  9,213
Accrued interest                                                    8,333                  1,141
Other                                                              12,145                  6,690
                                                          ---------------        ---------------

Accounts receivable and servicing advances                $        84,311        $        51,770
                                                          ===============        ===============

NOTE 3 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities as of December 31, 2003:

                                                Trading                  Securities
(In thousands)                                 Securities            Available for Sale              Total
                                           ------------------        -------------------        ---------------
Principal amount                            $     473,424             $    1,259,700            $    1,733,124
Unamortized premium                                 3,117                     22,823                    25,940
                                           ---------------           ----------------           ---------------
Adjusted cost                                     476,541                  1,282,523                 1,759,064

Gross unrealized gains                              3,382                      1,969                     5,351
Gross unrealized losses                             (110)                      (677)                     (787)
                                           ---------------           ----------------           ---------------
Fair value                                  $     479,813             $    1,283,815            $    1,763,628
                                           ===============           ================           ===============


During 2003, the Company sold $529.3 million of mortgage-backed securities and realized $2.4 million in gains and $18.0 thousand in losses.

The Company's mortgage-backed securities with gross unrealized losses at December 31, 2003 have been in an unrealized loss position for less than one month.

The Company has credit exposure on loans it has securitized. The following table summarizes the loan delinquency information as of December 31, 2003:

(in thousands)

                                                                             Percent of Total
Delinquency Status                   Loan Count        Loan Balance           Securitizations      Percent of Total Assets
---------------------------------  -----------------------------------------------------------------------------------------

60 to 89 days                                  1                $ 692                      0.13%                      0.02%
                                   --------------  -------------------  -------------------------  -------------------------
                                               1                $ 692                      0.13%                      0.02%
                                   ==============  ===================  =========================  =========================

As of December 31, 2003 the Company had a payable for securities purchased of $259.7 million of mortgage-backed securities.

NOTE 4 - MORTGAGE LOANS HELD FOR SALE, NET

The following table presents the Company's mortgage loans held for sale, net, as of December 31, 2003 and 2002:


                                                                        December 31,
                                                          ---------------------------------------
(In thousands)                                                       2003                    2002
                                                          ---------------         ---------------
Mortgage loans held for sale                              $     1,203,803         $       819,690
Deferred origination costs, net                                    22,324                  14,157
Forward delivery contracts                                         (2,300)                 (1,866)
                                                          ---------------         ---------------

Mortgage loans held for sale, net                         $     1,223,827         $       831,981
                                                          ===============         ===============


NOTE 5 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of December 31, 2003 and 2002:

                                                                        December 31,
                                                          --------------------------------------
(In thousands)                                                  2003                   2002
                                                          ---------------        ---------------
Derivative Assets:
Interest rate lock commitments                            $        20,837        $        29,346
Options on treasury future contracts                                 --                      725
                                                          ---------------        ---------------
     Derivative assets                                    $        20,837        $        30,071
                                                          ===============        ===============

Derivative Liabilities:
Forward delivery contracts - loan commitments             $         4,358        $         7,204
Forward delivery contracts - loans held for sale(1)                 2,300                  1,866
Interest rate swaps                                                 6,036                   --
                                                          ---------------        ---------------
     Derivative liabilities                               $        12,694        $         9,070
                                                          ===============        ===============

(1) This amount is included in mortgage loans held for sale (see Note 4).


At December 31, 2003, the notional amount of forward delivery contracts and interest rate swaps amounted to approximately $1.6 billion and $755.0 million, respectively. The forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the balance sheet was a $16 thousand loss as of December 31, 2003.

NOTE 6 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the years ended December 31, 2003 and 2002:

                                                                  Year Ended December 31,
                                                          --------------------------------------
(In thousands)                                                       2003                   2002
                                                          ---------------        ---------------
Mortgage Servicing Rights:
Balance at beginning of period                            $       119,225        $            46
Acquisition of  Columbia                                             --                  102,000
Additions                                                          54,251                 31,118
Amortization                                                      (51,824)               (26,399)
Change in fair value attributable to hedged
    risk during the hedge period                                     --                   12,460
                                                          ---------------        ---------------

Balance at end of period                                  $       121,652        $       119,225
                                                          ---------------        ---------------

Impairment Allowance:
Balance at beginning of period                            $       (10,202)       $          --
Impairment recovery (provision)                                     6,334                (10,202)
                                                          ---------------        ---------------

Balance at end of period                                  $        (3,868)       $       (10,202)
                                                          ---------------        ---------------

Mortgage servicing rights, net                            $       117,784        $       109,023
                                                          ===============        ===============


Aggregate Amortization Expense
------------------------------
   Year ended December 31, 2003                    $51,824

Estimated Amortization Expense
------------------------------
   Year ended December 31, 2004                    $22,821
   Year ended December 31, 2005                     18,034
   Year ended December 31, 2006                     14,196
   Year ended December 31, 2007                     11,366
   Year ended December 31, 2008                      9,248
   Thereafter                                       45,987

On a quarterly basis, the Company reviews MSRs for impairment based on risk strata. The MSRs are stratified based on the predominant risk characteristics of the underlying loans. The Company's predominant risk characteristic is interest rate. A valuation allowance is recognized for MSRs that have an amortized balance in excess of the estimated fair value for the individual risk stratification.

The estimated fair value of MSRs is determined by obtaining a market valuation from an independent MSR broker. To determine the market value of MSRs, the MSR broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates that market participants use for similar MSRs. Market assumptions are held constant over the life of the portfolio.

The significant assumptions used in estimating the fair value of MSRs at December 31, 2003 and December 31, 2002 were as follows:


                                              December 31, 2003        December 31, 2002
                                              -----------------        -----------------
Weighted average prepayment speed (PSA)                   397                       620
Weighted average discount rate                           9.82%                    10.13%
Weighted average default rate                            4.02%                     9.00%

The table below illustrates hypothetical fair values of the Company's MSRs at December 31, 2003 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

Fair value of MSRs at December 31, 2003      $        117,784

                                                    Fair Value            Change in Fair Value
                                                 ----------------         --------------------
Prepayment speed:
          Impact of adverse 10% change               $114,040                   $(3,744)
          Impact of adverse 20% change                110,642                    (7,142)

Discount rate:
          Impact of adverse 10% change                116,016                    (1,768)
          Impact of adverse 20% change                114,303                    (3,481)

Default rate:
          Impact of adverse 10% change                117,766                       (18)
          Impact of adverse 20% change                117,748                       (36)

These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution.

NOTE 7 - PREMISES AND EQUIPMENT, NET

The following table presents the Company's premises and equipment, net, as of December 31, 2003 and 2002:

                                                                        December 31,
                                                          --------------------------------------
(In thousands)                                                   2003                   2002
                                                          --------------------------------------
Buildings                                                 $        26,725        $         1,850
Office equipment                                                   20,613                 12,818
Furniture and fixtures                                              7,323                  5,630
Leasehold improvements                                              1,631                  1,253
                                                          ---------------        ---------------

Gross premises and equipment                                       56,292                 21,551
                                                          ---------------        ---------------

Less accumulated depreciation and amortization                    (14,554)                (8,550)
                                                          ---------------        ---------------

Premises and equipment, net                               $        41,738        $        13,001
                                                          ===============        ===============

On November 25, 2003, the Company acquired an office building located in Melville, New York, which consists of approximately 177,000 square feet. The purchase price of this office building was $24.9 million.

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $6.0 million, $3.3 million and $1.7 million, respectively.

NOTE 8 - GOODWILL

      The following table presents the activity in the Company's goodwill for the year ended December 31, 2003:

                                              Loan               Mortgage-Backed
                                              Origination        Securities
(In thousands)                                Segment            Holdings Segment        Total
                                              ---------------    ----------------   ---------------

Balance at December 31, 2002                  $        50,932    $          --      $        50,932
Acquisition of Apex Mortgage Capital, Inc.               --               24,840             24,840
Earnouts from previous acquisitions                     7,673               --                7,673
                                              ---------------    ----------------   ---------------
Balance at December 31, 2003                  $        58,605    $        24,840    $        83,445
                                              ===============    ===============    ===============


NOTE 9 - WAREHOUSE LINES OF CREDIT

As of December 31, 2003, the Company has a committed bank syndicated facility led by Residential Funding Corporation ("RFC") and a pre-purchase facility with UBS Real Estate Securities Inc. (formerly Paine Webber Real Estate Securities Inc.) ("UBS"). The Company also has committed facilities with CDC IXIS Capital Markets North America Inc. ("CDC"), Morgan Stanley Bank ("Morgan Stanley") and Credit Lyonnais. The RFC facility is for $450 million, the UBS facility is for $1.2 billion, the CDC facility is for $450 million, the Morgan Stanley facility is for $350 million and the Credit Lyonnais facility is for $200 million. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

On December 31, 2002, a committed facility between the Company and RFC was not renewed in connection with the Company's borrowings from RFC being consolidated into one facility. RFC extended the line for an additional 60 days to allow the loans remaining to settle.

The lines of credit are secured by mortgage loans and other assets of the Company. The lines contain various covenants pertaining to maintenance of net worth and working capital. At December 31, 2003, the Company was in compliance with the loan covenants.

Included within the RFC line of credit, the Company has a working capital sub-limit that allows for borrowings up to $35 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of December 31, 2003, borrowings under the working capital line of credit were $29 million.

      The following table presents the Company's warehouse lines of credit as of December 31, 2003 and 2002:


                                     December 31, 2003              December 31, 2002
                              ------------------------------  ------------------------------
                                                  Weighted                        Weighted
                                  Outstanding     Average         Outstanding     Average
(Dollars in thousands)              Balance         Rate            Balance         Rate
                              ------------------------------  ------------------------------

CDC                           $      406,444        1.98%     $      244,295        2.35%
RFC                                  293,344        2.06             287,077        3.21
Credit Lyonnais                      200,702        1.88                --          --
UBS                                  128,345        3.21             142,262        3.06
Morgan Stanley                        92,925        1.92              54,832        2.18
                              --------------                  --------------

Warehouse lines of credit     $    1,121,760        2.12%     $      728,466        2.81%
                              ==============                  ==============

NOTE 10 - REVERSE REPURCHASE AGREEMENTS

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 14 different financial institutions and on December 31, 2003 had borrowed funds from five of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of December 31, 2003, the Company had $1.3 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.26% and a weighted-average remaining maturity of 6.9 months.

At December 31, 2003, the reverse repurchase agreements had the following remaining maturities:


                                                          December 31,
                                                              2003
                                                         -------------
                                                         (In thousands)

Within 30 days                                           $    184,302
31 to 89 days                                                       -
90 to 365 days                                              1,160,025
                                                         -------------
Reverse repurchase agreements                            $  1,344,327
                                                         =============




NOTE 11 - NOTES PAYABLE

Notes payable primarily consist of amounts borrowed under a term loan facility with a bank syndicate led by RFC. Under the terms of this facility, the Company may borrow the lesser of 65% of the value of its MSRs or $100 million. As of December 31, 2003, borrowings under the term loan were $71.5 million. This term loan expires on May 28, 2004. Interest is based on a spread to the LIBOR and may be adjusted for earnings on compensating balances. At December 31, 2003, the interest rate was 3.8%.

Included in notes payable are a mortgage note of $26.5 million on an office building located in Melville, New York which was purchased during 2003 at a rate of 5.8%, a mortgage note of $1.1 million on an office building located in Mount Prospect, Illinois at a rate of 7.5% and the discounted value of note obligations incurred for acquiring Marina. The Company is obligated to pay Marina's prior stockholders $2.5 million over a five-year period expiring in 2004. The payments for other notes have been discounted at an imputed interest rate of 10%.

The following table presents the Company's notes payable as of December 31, 2003 and 2002:


                                                                                            December 31,
                                                                           -----------------------------------------------
(In thousands)                                                                     2003                      2002
                                                                           ----------------------     --------------------
Term loan                                                                  $              71,500       $           66,000
Notes - office buildings                                                                  27,594                    1,165
Notes to former Marina shareholders                                                          561                    1,096

                                                                           ----------------------     --------------------
Notes payable                                                              $              99,655      $            68,261
                                                                           ======================     ====================

Maturities of notes payable are as follows:
(In thousands)

2004                                                                   $ 73,439
2005                                                                        302
2006                                                                        320
2007                                                                        340
2008                                                                        361
Thereafter                                                               24,893
                                                          ----------------------
     Total                                                             $ 99,655
                                                          ======================


NOTE 12 - OTHER REVENUES AND EXPENSES

The following table summarizes the significant components of the Company's other revenues and expenses for the years ended December 31, 2003, 2002 and 2001:


                                                                         Year Ended December 31,
                                                          ------------------------------------------------------
(In thousands)                                                 2003                 2002               2001
                                                          --------------      ---------------     --------------
Other revenues:
  Title services revenue                                  $        2,158      $        1,936      $          --
  Principal fulfillment fees                                       1,912                --                   --
  Volume incentives                                                1,438                 801                 336
  Reinsurance premiums                                               808                 564                 --
  Other                                                              913                 846                  65
                                                          --------------      --------------      --------------

  Other revenues                                          $        7,229      $        4,147      $          401
                                                          ==============      ==============      ==============

Other expenses:
  Indemnification and foreclosure costs                   $        3,733      $        2,153      $          --
  Litigation expense                                               3,641                 350                 --
  Insurance                                                        1,936               1,377                 686
  Outside services                                                 1,081                 604                 645
  Storage and moving                                               1,172                 582                 262
  Licenses and permits                                             2,009                 579                 191
  Other                                                            7,358               3,932               2,404
                                                          --------------      --------------      --------------

  Other expenses                                          $       20,930      $        9,577      $        4,188
                                                          ==============      ==============      ==============


NOTE 13 - INCOME TAXES

AHM Investment, with the filing of its initial federal income tax return, will elect to be treated as a REIT for federal income tax purposes. In brief, if AHM Investment meets certain detailed conditions imposed by the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), including a requirement that it invest primarily in qualifying REIT assets (which generally include real estate and mortgage loans) and a requirement that it satisfy certain income tests, it will not be taxed at the corporate level on the taxable income that it currently distributes to its stockholders. Therefore, to this extent, AHM Investment's stockholders will avoid double taxation, at the corporate level and then again at the stockholder level when the income is distributed, that they would otherwise experience if AHM Investment failed to qualify as a REIT.

If AHM Investment does not qualify as a REIT in any given year, it would be subject to federal income tax as a corporation for the year of the disqualification and for each of the following four years. This disqualification would result in federal income tax, which would reduce the amount of the after-tax cash available for distribution to its stockholders. AHM Investment believes that it has satisfied the requirements for qualification as a REIT since the year ended 2003. AHM Investment intends at all times to continue to comply with the requirements for qualification as a REIT under the Code.

In addition, if AHM Investment were classified as a taxable mortgage pool ("TMP"), AHM Investment's status as a REIT would not be impaired, but a portion of the taxable income generated by AHM Investment's mezzanine debt and other assets constituting a TMP may be characterized as excess inclusion income allocated to AHM Investment's stockholders.

On August 14, 2003, AHM Investment formed American Home Mortgage Acceptance, Inc. ("AHM Acceptance"). AHM Acceptance is a qualified REIT subsidiary and, as such, is disregarded for federal income tax purposes. As a disregarded entity, the taxable income of AHM Acceptance is deemed to be income of AHM Investment.

A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:


                                                                       Year Ended December 31,
                                     -------------------------------------------------------------------------------------------
                                                2003                             2002                            2001
                                     -------------------------        -------------------------        -------------------------
                                                                       (Dollars in thousands)

Tax provision at statutory rate      $    43,044          35.0%       $    23,959          35.0%       $    14,205          35.0%
Non-taxable REIT income                   (1,540)         (1.2)              --            --                 --            --
State and local taxes, net of
     federal income tax benefit            6,428           5.2              4,225           6.2              2,015           5.0
Minority income adjustment                  (338)         (0.3)              (312)         (0.5)              (390)         (1.0)
Goodwill                                    --            --                 --            --                  289           0.7
Other                                        629           0.5                203           0.3                134           0.3
                                     -----------       -------        -----------       -------        -----------       -------
Income taxes                         $    48,223          39.2%       $    28,075          41.0%       $    16,253          40.0%
                                     ===========       =======        ===========       =======        ===========       =======

The income tax provision for the years ended December 31, 2003, 2002 and 2001 is comprised of the following components:


                                                                    Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                      2003                    2002                     2001
                                              ----------------------------------------------------------------------
                                                                         (In thousands)

Current tax provision:
  Federal                                     $             24,570    $               4,785    $             12,676
  State                                                      6,529                    1,446                   3,192
                                              ---------------------   ----------------------   ---------------------
                                                            31,099                    6,231                  15,868
                                              ---------------------   ----------------------   ---------------------

Deferred tax provision:
  Federal                                                   14,079                   17,307                     477
  State                                                      3,045                    4,537                     (92)
                                              ---------------------   ----------------------   ---------------------
                                                            17,124                   21,844                     385
                                              ---------------------   ----------------------   ---------------------

Income taxes                                  $             48,223    $              28,075    $             16,253
                                              =====================   ======================   =====================

The major sources of temporary differences and their deferred tax effect at December 31 are as follows:


                                                                                    December 31,
                                                                     -------------------------------------------
                                                                            2003                   2002
                                                                     --------------------   --------------------
                                                                                   (In thousands)

Deferred tax liabilities:
Capitalized cost of mortgage servicing rights                        $            50,083    $            45,916
Loan origination costs                                                            11,926                  7,522
Depreciation                                                                         576                    609
Mark-to-market adjustments                                                        11,041                 12,057
                                                                     --------------------   --------------------
Deferred tax liabilities                                                          73,626                 66,104
                                                                     --------------------   --------------------

Deferred tax assets:
Tax loss carryforwards                                                            10,441                 21,504
Allowance for bad debts and foreclosure reserve                                    3,133                  3,152
Deferred state income taxes                                                        2,855                  1,789
Other                                                                                691                    277
                                                                     --------------------   --------------------
Deferred tax assets                                                               17,120                 26,722
                                                                     --------------------   --------------------

Net deferred tax liabilities                                         $            56,506    $            39,382
                                                                     ====================   ====================


As discussed in Note 22, effective June 13, 2002, AHM Holdings acquired all of the outstanding stock of Columbia. This was accounted for under the purchase method of accounting for financial statement purposes. For federal income tax purposes, the historical basis of the assets and liabilities were carried over to AHM Holdings. Columbia has approximately $28 million of net operating loss carryforwards which begin to expire in 2008.

NOTE 14 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:


                                                                                      Year Ended December 31,
                                                                  -----------------------------------------------------------------
(Dollars in thousands, except per share amounts)                          2003                  2002                  2001
                                                                  --------------------- ---------------------  --------------------
Numerator for basic earnings per share - Net income:
  Net income before cumulative effect of change in
    accounting principle                                          $             73,794  $             39,485   $            23,306
                                                                  ===================== =====================  ====================

Net income                                                        $             73,794  $             39,485   $            25,448
                                                                  ===================== =====================  ====================

Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                                           17,727,253            14,508,515            10,373,858

  Net effect of dilutive stock options                                         386,144               382,486               509,545
                                                                  --------------------- ---------------------  --------------------

Denominator for diluted earnings per share                                  18,113,397            14,891,001            10,883,403
                                                                  ===================== =====================  ====================

Net income per share:
  Basic before cumulative effect of change in
    accounting principle                                          $               4.16  $               2.72   $              2.25
                                                                  ===================== =====================  ====================
  Basic after cumulative effect of change in
    accounting principle                                          $               4.16  $               2.72   $              2.45
                                                                  ===================== =====================  ====================

  Diluted before cumulative effect of change in
    accounting principle                                          $               4.07  $               2.65   $              2.14
                                                                  ===================== =====================  ====================
  Diluted after cumulative effect of change in
    accounting principle                                          $               4.07  $               2.65   $              2.34
                                                                  ===================== =====================  ====================


NOTE 15 - STOCK OPTION PLAN

In 1999, the Company established the Omnibus Stock Incentive Plan, as amended. Pursuant to the Plan, employees, officers and directors are offered the opportunity to acquire the Company's common stock through the grant of options and the award of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 3,000,000 shares of common stock. The Plan provides for the granting of options at the fair market value at the date of grant. The options issued primarily vest on the two-year anniversary from the grant date and expire ten years from the grant date.

As of December 31, 2003, the Company awarded 163,211 shares of restricted stock. During the years ended December 31, 2003, 2002 and 2001, the Company recognized compensation expense of $537 thousand, $213 thousand and $304 thousand, respectively, relating to shares of restricted stock. At December 31, 2003, 77,751 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

The following table presents a summary of stock option activity for the years ended December 31, 2003, 2002 and 2001:


                                             2003
                        -----------------------------------------------
                                                          Weighted
                           Number                         Average
                             of            Exercise       Exercise
                          Options           Price          Price
                        -----------------------------------------------
Options outstanding,
   beginning of year       1,000,258    $4.75 - $19.61        $ 8.17
Granted                      324,376     10.06 - 19.36         14.58
Exercised                   (331,041)    4.75 -  10.25          5.95
Canceled                     (34,727)    5.50 -  10.93          6.77
                        -------------
Options outstanding,
   end of year               958,866    $4.75 - $19.61       $ 11.11
                        =============

Options exercisable,
   end of year               349,559
                        =============

                                             2002
                        ----------------------------------------------
                                                         Weighted
                           Number                         Average
                             of            Exercise      Exercise
                          Options           Price          Price
                        ----------------------------------------------
Options outstanding,
   beginning of year         968,362    $4.75 - $19.61       $ 6.84
Granted                      268,708     9.40 -  14.40        11.71
Exercised                   (187,058)    4.75 -   6.44         5.93
Canceled                     (49,754)    5.50 -  13.50         9.72
                        -------------
Options outstanding,
   end of year             1,000,258    $4.75 - $19.61       $ 8.17
                        =============

Options exercisable,
   end of year               438,297
                        =============

                                             2001
                        --------------------------------------------
                                                          Weighted
                          Number                          Average
                            of            Exercise        Exercise
                          Options           Price          Price
                        --------------------------------------------
Options outstanding,
   beginning of year        749,871     $4.75 - $6.44        $ 5.87
Granted                     476,242      4.75 - 19.61          7.89
Exercised                  (253,800)         6.00              6.00
Canceled                     (3,951)     5.13 - 5.50           5.31
                        ------------
Options outstanding,
   end of year              968,362     $4.75 - $19.61       $ 6.84
                        ============

Options exercisable,
   end of year              353,701
                        ============



The following table summarizes stock options outstanding as of December 31, 2003:


                                 Options Outstanding             Options Exercisable
                       -----------------------------------------------------------------
                                      Weighted     Weighted                   Weighted
                                       Average     Average                    Average
       Range of            Number     Exercise    Remaining       Number      Exercise
   Exercise Prices      Outstanding     Price    Life (Years)   Outstanding    Price
----------------------------------------------------------------------------------------
    $4.75 - $5.50             142,981    $ 5.36            6.9       142,981     $ 5.36
      6.00 - 6.44             115,712      6.21            6.3       105,712       6.20
     7.13 - 10.25             100,611      9.42            8.5        24,813       8.77
    10.50 - 10.95             141,833     10.75            8.8             -          -
     11.19 - 13.00            170,686     12.32            8.2        57,532      12.11
     13.14 - 16.05             87,043     14.00            8.9         3,521      14.20
    16.15 - 19.61             200,000     16.88            9.3        15,000      16.84
                       ---------------                         --------------
                              958,866   $ 11.11            8.2       349,559     $ 7.55
                       ===============                         ==============



The Plan is a compensatory stock option plan. There was no intrinsic value of the options when granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the years ended December 31, 2003, 2002 and 2001.

The weighted-average fair value per share of options granted during 2003, 2002 and 2001 was $4.81, $4.08 and $2.53, respectively. The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                                                              Year Ended December 31,
                                      -------------------------------------------------------------------------
                                              2003                      2002                     2001
                                      ----------------------    ----------------------  -----------------------
Dividend yield                                  3.0 %                     3.0 %                    1.0 %
Expected volatility                            51.0 %                    54.0 %                   85.0 %
Risk-free interest rate                         5.0 %                     5.0 %                    5.0 %
Expected life                                 3 years                   3 years                  2 years



NOTE 16 - COMMITMENTS AND CONTINGENCIES

Loans Sold to Investors - Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which are subsequently unable to be sold through normal investor channels. Management believes this is a rare occurrence and that the Company can usually sell the loans directly to a permanent investor.

Loan Funding and Delivery Commitments - At December 31, 2003 and 2002, the Company had commitments to fund loans approximating $4.0 billion and $3.7 billion, respectively. At December 31, 2003 and 2002, the Company had commitments to fund loans with agreed upon rates approximating $1.1 billion and $1.6 billion, respectively. The Company hedges the interest rate risk of such commitments primarily with mandatory delivery commitments, which totaled $477.9 million and $1.1 billion at December 31, 2003 and 2002, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through "best-efforts" and investor programs. The Company does not anticipate any material losses from such sales.

Net Worth Requirements - The Company's subsidiaries are required to maintain certain specified levels of minimum net worth to maintain their approved status with Fannie Mae, the Federal Home Loan Mortgage Corporation, the U.S. Department of Housing and Urban Development and other investors. At December 31, 2003, the highest minimum net worth requirement applicable to each subsidiary was $1.0 million.

Outstanding Litigation - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on the Company's consolidated financial position or results of operations.

Mortgage Reinsurance - The Company's captive reinsurance subsidiary, Melville Reinsurance Corp. ("MRC"), has entered mortgage reinsurance agreements with a primary mortgage insurance company. Under this agreement, MRC absorbs mortgage insurance losses in excess of a specified percentage of loss retained by the primary mortgage insurer in exchange for a portion of the primary mortgage insurer's insurance premium. Approximately $378.9 million of the Company's conventional servicing portfolio is covered by this mortgage reinsurance agreement. Each annual book of business has a maximum life of 10 years and the maximum exposure is the amount of assets held in the trust on behalf of MRC. At December 31, 2003, those assets totaled $125 thousand. No reserve has been recorded and management believes no reserve is required based upon loss experience.

The Company's other captive reinsurance subsidiary, CNI Reinsurance, Ltd. ("CNIRE") has entered mortgage reinsurance agreements with three primary mortgage insurance companies. Under these agreements, CNIRE absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a pool of loans, subject to a cap, in exchange for a portion of the pool's mortgage insurance premium. Approximately $664.4 million of the conventional servicing portfolio is covered by such mortgage reinsurance agreements. Each annual book of business has a maximum life of ten years and the maximum exposure is the amount of assets held in the trust on behalf of CNIRE. At December 31, 2003 those assets totaled $2.1 million. No reserve has been recorded and management believes no reserve is required based upon loss experience.

NOTE 17 - OPERATING LEASES

Certain facilities and equipment are leased under short-term lease agreements expiring at various dates through December 2010. All such leases are accounted for as operating leases. Total rental expense for premises and equipment, which is included in occupancy and equipment expense within the consolidated financial statements, amounted to $18.5 million, $10.1 million and $6.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company's obligations under noncancelable operating leases which have an initial term of more than one year as of December 31, 2003 are as follows (in thousands):


2004                                                              $      13,364
2005                                                                     10,278
2006                                                                      7,758
2007                                                                      5,628
2008                                                                      3,531
Thereafter                                                                1,992
                                                                  --------------

Total                                                             $      42,551
                                                                  ==============



NOTE 18 - MINORITY INTEREST

The following table summarizes the activity in the Company's minority interest account relating to various joint ventures for the years ended December 31, 2003, 2002 and 2001:


(In thousands)
Balance as of December 31, 2000                                   $         581

Minority interest in income                                                 693
Distribution to minority partners                                          (697)
                                                                  --------------

Balance as of December 31, 2001                                             577
                                                                  --------------

Minority interest in income                                                 645
Distribution to minority partners                                          (698)
                                                                  --------------

Balance as of December 31, 2002                                             524
                                                                  --------------

Minority interest in income                                                 665
Distribution to minority partners                                          (680)
                                                                  --------------

Balance as of December 31, 2003                                   $         509
                                                                  ==============



NOTE 19 - CONCENTRATIONS OF CREDIT RISK

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. In management's opinion, at December 31, 2003 and 2002, there were no significant concentrations of credit risk within loans held for sale.

The Company had originations of loans during the year ended December 31, 2003, exceeding 5% of total originations as follows:


Illinois                                                                  17.5 %
California                                                                12.5
Maryland                                                                  11.5
Virginia                                                                   7.6
New York                                                                   6.7


NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.

Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company's fair values should not be compared to those of other companies.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying values of the following assets and liabilities all approximate their fair values due to their short-term nature, terms of repayment or interest rate associated with the asset or liability:

      o     Cash and cash equivalents

      o     Accounts receivable and servicing advances

      o     Warehouse lines of credit

      o     Reverse repurchase agreements

      o     Payable for mortgage-backed securities purchased

The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

a. Mortgage-Backed Securities - Fair value is based on published market valuations or price quotations provided by securities dealers.

b. Mortgage Loans Held for Sale, net - Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

c. Mortgage Servicing Rights, net - The estimated fair value of MSRs is determined by obtaining a market valuation from one of the primary MSR brokers. To determine the market value of MSRs, the MSR broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing per loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates that market participants use for similar servicing rights.

d. Derivative Assets - Derivative assets includes IRLCs. The fair value of IRLCs is determined by an estimate of the ultimate gain on sale of loans, including the value of the MSRs, net of estimated net costs to originate the loan. Fair value also considers the difference between current mortgage rates and the note rate of the IRLC.

e. Notes Payable - Fair market value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair market value.

f. Drafts Payable - Fair market value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair market value.

g. Derivative Liabilities - Derivative liabilities includes forward delivery commitments, interest rate swaps and option contracts to buy securities. The fair value is estimated using current market prices from dealers or brokers.

The following tables set forth information about financial instruments and other selected assets, except for those noted above for which the carrying value approximates fair value.

                                                             December 31, 2003                      December 31, 2002
                                                     ----------------------------------    ----------------------------------
                                                        Carrying          Estimated           Carrying          Estimated
                                                         Amount           Fair Value           Amount           Fair Value
                                                     ----------------------------------    ----------------------------------
                                                                                  (In thousands)
Assets:
Cash and cash equivalents                           $    53,148         $    53,148          $  24,416          $  24,416
Accounts receivable and servicing advances               84,311              84,311             51,770             51,770
Mortgage-backed securities                            1,763,628           1,763,628                  -                  -
Mortgage loans held for sale, net                     1,223,827           1,225,963            831,981            835,843
Mortgage servicing rights, net                          117,784             117,784            109,023            109,023
Derivative assets                                        20,837              20,837             30,071             30,071

Liabilities:
Warehouse lines of credit                           $ 1,121,760         $ 1,121,760          $ 728,466          $ 728,466
Notes payable                                            99,655              99,655             68,261             68,261
Drafts payable                                           25,625              25,625             42,599             42,599
Reverse repurchase agreements                         1,344,327           1,344,327                  -                  -
Payable for securities purchased                        259,701             259,701                  -                  -
Derivative liabilities                                   10,394              10,394              7,204              7,204

NOTE 21 - CONDENSED FINANCIAL INFORMATION OF AMERICAN HOME MORTGAGE INVESTMENT CORP.

The following provides condensed financial information for the financial position, results of operations and cash flows of AHM Investment as of December 31, 2003 and AHM Holdings as of December 31, 2002:


Parent Company Only - Condensed Balance Sheets (Dollars in thousands, except per share amounts)

                                                                       December 31,
                                                          --------------------------------------
                                                                     2003                   2002
                                                          ---------------        ---------------
Assets:
    Cash                                                  $         7,401        $             1
    Accounts receivable                                             2,400                   --
    Mortgage-backed securities                                  1,757,753                   --
    Goodwill                                                       24,841                   --
    Investment in subsidiaries                                    229,879                164,095
    Other assets                                                    3,981                   --
                                                          ---------------        ---------------

Total assets                                              $     2,026,255        $       164,096
                                                          ===============        ===============

Liabilities and Stockholders' Equity:
Liabilities:
    Reverse repurchase agreements                         $     1,344,327        $          --
    Payable for securities purchased                              259,701                   --
    Derivative liabilities                                          6,035                   --
    Accrued expenses and other liabilities                         16,147                   --
                                                          ---------------        ---------------

           Total liabilities                                    1,626,210                   --
                                                          ---------------        ---------------

Stockholders' Equity:
    Preferred stock, $0.01 par value, 10,000,000 shares
      authorized, none issued and outstanding                        --                     --
    Common stock, $0.01 par value, 100,000,000 shares
      authorized, 25,270,100 and 16,717,459 shares issued
      and outstanding in 2003 and 2002, respectively                  252                    167
    Additional paid-in-capital                                    281,432                 95,785
    Retained earnings                                             123,104                 68,144
    Accumulated other comprehensive loss                           (4,743)                  --
                                                          ---------------        ---------------

           Total stockholders' equity                             400,045                164,096
                                                          ---------------        ---------------

Total liabilities and stockholders' equity                $     2,026,255        $       164,096
                                                          ===============        ===============

Condensed Income Statements

                                                                        Year Ended December 31,
                                                     -------------------------------------------------------------
                                                            2003                 2002                 2001
                                                     -------------------   ------------------   ------------------

Revenues:                                                                   (In thousands)
  Gain on securities                                 $            5,631    $              --    $              --
  Interest income                                                 3,108                   --                   --
  Interest expense                                               (2,302)                  --                   --
                                                     -------------------   ------------------   ------------------
        Interest income, net                                        806                   --                   --
                                                     -------------------   ------------------   ------------------

   Equity in earnings of subsidiaries                            67,512               39,485               25,448
                                                     -------------------   ------------------   ------------------
        Total revenues                                           73,949               39,485               25,448
                                                     -------------------   ------------------   ------------------

        Total expenses                                              155                   --                   --
                                                     -------------------   ------------------   ------------------

Net income                                           $           73,794    $          39,485    $          25,448
                                                     ===================   ==================   ==================

Condensed Statements of Cash Flows

                                                                       Year Ended December 31,
                                                     -------------------------------------------------------------
                                                             2003                 2002                 2001
                                                     ---------------------  -----------------    -----------------
                                                                            (In thousands)

Cash flows from operating activities:
  Net income                                         $             73,794   $         39,485     $         25,448
  Increase in:
    Intercompany receivable                                        (3,785)                --                   --
    Accounts receivable                                             1,293                 --                   --
    Accrued expenses and other liabilities                         (2,544)                --                   --
    Derivative liabilities                                          6,035                 --                   --
    Other                                                            (561)                --                   --
    Investment in earnings of subsidiaries                        (67,512)           (39,485)             (25,448)
                                                     ---------------------  -----------------    -----------------

           Cash provided by operating activities                    6,720                 --                   --
                                                     ---------------------  -----------------    -----------------

Cash flows from investing activities
  Increase in mortgage-backed securities                       (1,240,744)                --                   --
  Acquisition of businesses, net of cash acquired                   6,455                 --                   --
  Investment in subsidiaries                                           --            (37,000)                  --
                                                     ---------------------  -----------------    -----------------

           Cash used in investing activities                   (1,234,289)           (37,000)                  --
                                                     ---------------------  -----------------    -----------------

Cash flows from financing activities
  Increase in reverse repurchase agreements                     1,014,677                 --                   --
  Increase in payable for securities purchased                    219,451                 --                   --
  Proceeds from issuance of stock                                      --             37,000                   --
  Dividends received from subsidiary                                  842                 --                   --
                                                     ---------------------  -----------------    -----------------

           Cash provided by financing activities                1,234,970             37,000                   --
                                                     ---------------------  -----------------    -----------------

Net increase in cash                                                7,401                 --                   --

Cash, beginning of year                                                --                  1                    1
                                                     ---------------------  -----------------    -----------------

Cash, end of year                                    $              7,401   $              1     $              1
                                                     =====================  =================    =================



NOTE 22 - ACQUISITIONS

Apex Mortgage Capital, Inc.

On December 3, 2003, AHM Holdings completed its merger with Apex, a Maryland corporation that operated and elected to be treated as a REIT. Immediately prior to the merger, under the terms of the reorganization agreement between AHM Holdings and AHM Investment, AHM Holdings reorganized through a reverse triangular merger that caused AHM Investment, a newly formed Maryland corporation that operates and will elect to be treated as a REIT for federal income tax purposes, to become AHM Holdings' parent. The shares issued to former Apex stockholders in the merger were valued at $177.3 million.

        The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition.


(In thousands)                                                 December 3, 2003
                                                               -----------------
Cash                                                                    $ 6,454
Securities - trading                                                      5,182
Securities - available for sale                                         511,827
Accounts receivable                                                       3,694
Other assets                                                                 20
                                                               -----------------
     Total assets acquired                                              527,177
                                                               -----------------
Reverse repurchase agreements                                           329,650
Payable for securities purchased                                         40,250
Other liabilities                                                         4,792
                                                               -----------------
     Total liabilities assumed                                          374,692
                                                               -----------------
     Net assets acquired                                                152,485
Shares issued                                                           177,325
                                                               -----------------
Goodwill                                                               $ 24,840
                                                               =================


       The goodwill which resulted from the acquisition of Apex is not deductible for tax purposes.

        The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred on January 1, 2002:

                                                                Year Ended December 31,
                                                     ------------------------------------------
(In thousands, except per share amounts)                         2003                      2002

                                                     ----------------          ----------------

Revenue                                              $        347,047          $        291,169

Income before income taxes and minority interest               24,789                   120,398

Net (loss) income                                             (24,401)                   92,323

Earnings per share - basic                           $          (0.96)         $           3.82
                                                     ================          ================

Earnings per share - diluted                         $          (0.95)         $           3.76
                                                     ================          ================


      Columbia National, Incorporated

      Effective June 13, 2002, the Company acquired 100 percent of the outstanding common shares of Columbia. The results of Columbia's operations have been included in the consolidated financial statements since that date. Prior to the acquisition, Columbia was an independent mortgage lender based in Columbia, Maryland. Columbia, now a wholly owned subsidiary of AHM Holdings, engages in the origination, sale and servicing of residential first mortgage loans. Columbia operated 57 loan origination offices in 17 states and has 361 primarily commission-compensated loan originators. The purchase price was $37 million.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition.


(In thousands)                                                    June 13, 2002
                                                                  -------------
Cash                                                                   $ 3,548
Accounts receivable                                                      7,770
Mortgage loans held for sale                                           189,249
Mortgage loans held for investment, net                                  1,706
Mortgage servicing rights                                              102,000
Premises and equipment, net                                              2,628
Other assets                                                             4,122
                                                                  -------------
     Total assets acquired                                             311,023
                                                                  -------------
Warehouse lines of credit                                              193,053
Drafts payable                                                           3,687
Notes payable                                                           75,600
Current and deferred tax liabilities                                    13,995
Other liabilities                                                        9,698
                                                                  -------------
     Total liabilities assumed                                         296,033
                                                                  -------------
     Net assets acquired                                                14,990
Cash paid                                                               37,000
                                                                  -------------
Goodwill                                                              $ 22,010
                                                                  =============


The goodwill which resulted from the acquisition of Columbia is not deductible for tax purposes.

        The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred on January 1, 2001:


                                                               Year Ended December 31,
                                                     ------------------------------------------
(Dollars in thousands, except per share amounts)              2002                   2001
                                                     ------------------------------------------

Revenue                                              $        268,929          $        209,369

Income before income taxes and minority interest               70,439                    46,085

Net income before cumulative effect of
     change in accounting principle                            40,675                    26,484

Earnings per share - basic                           $           2.80          $           2.55
                                                     ================          ================

Earnings per share - diluted                         $           2.73          $           2.43
                                                     ================          ================



American Mortgage LLC

In June 2003, AHM Corp. purchased the retail, wholesale and internet mortgage lending branches of American Mortgage LLC (the "American Mortgage Branches"). The Company paid $1.6 million in cash and received the current application pipeline of the American Mortgage Branches, including $550 million of locked loan applications.

      Principal Residential Mortgage, Inc.

      In March 2003, AHM Corp. purchased the retail mortgage lending branches of Principal Residential Mortgage, Inc. (the "Principal Branches"). The Company paid $2.4 million in cash for the current application pipeline and the assets of the Principal Branches consisting of 75 branches in 21 states.



      Valley Bancorp, Inc.

      In August 2001, AHM Holdings entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland ("Valley Bank"), a federal savings bank located in suburban Baltimore, Maryland, for a combination of cash and stock, subject to certain adjustments. Under the terms of the definitive agreement, the Company will pay 1.275 times Valley Bancorp's book value, or approximately $5.9 million. The acquisition agreement between AHM Holdings and Valley Bancorp has been extended through July 31, 2004. This transaction is subject to regulatory approval and no assurance can be given that such approval will be obtained or that the acquisition agreement with Valley Bancorp will be further extended if necessary.



        ComNet Mortgage Services

        In March 2001, the Company acquired the Pennsylvania and Maryland loan production offices of ComNet Mortgage Services (the "ComNet Branches"), the residential mortgage division of Commonwealth Bank, a subsidiary of Commonwealth Bancorp, Inc. ("Commonwealth"), Commonwealth's mortgage application pipeline and certain fixed assets and assumed the real property leases of the ComNet Branches. The ComNet Branches have become part of the American Home branch network and have helped the Company to expand its originations in the mid-Atlantic region through both a retail and wholesale presence. At December 31, 2003, goodwill relating to this transaction was $1.0 million.

NOTE 23 - SEGMENTS AND RELATED INFORMATION

The Company has three segments, the Loan Origination Segment, the Loan Servicing Segment and the Mortgage-Backed Securities Holdings Segment. The Loan Origination Segment originates mortgage loans through the Company's retail and internet branches and loans sourced through mortgage brokers (wholesale channel). The Loan Servicing Segment includes investments in mortgage servicing rights as well as servicing operations primarily for other financial institutions. The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June 2002 and thus the Loan Servicing Segment results are included in the Loan Origination Segment results in prior years. The Mortgage-Backed Securities Holdings Segment uses the Company's equity capital and borrowed funds to invest in mortgage-backed securities, thereby producing net interest income.


Mortgage-Backed Securities Holdings Segment

                                                       Year Ended December 31,
                                       -------------------------------------------------------
                                             2003                2002                2001
                                       ---------------     ---------------     ---------------
                                                            (In thousands)

Revenues:
  Gain on mortgage-backed securities   $         2,740     $          --       $          --
  Interest income                                3,108                --                  --
  Interest expense                              (2,302)               --                  --
                                       ---------------     ---------------     ---------------
     Interest income, net                          806                --                  --
                                       ---------------     ---------------     ---------------

    Total revenues                               3,546                --                  --
                                       ---------------     ---------------     ---------------


                                       ---------------     ---------------     ---------------
Net income before cumulative effect
   of change in accounting principle   $         3,546     $          --       $          --
                                       ===============     ===============     ===============


Segment assets                         $     1,865,414     $          --       $          --
                                       ===============     ===============     ===============

Loan Origination Segment                                                    Year Ended December 31,
                                                           -------------------------------------------------------
                                                                  2003                2002               2001
                                                           ---------------     ---------------     ---------------
                                                                                 (In thousands)
Revenues:
  Gain on sales of mortgage loans and
    mortgage-backed securities                             $       379,496     $       216,595     $       118,554
  Interest income                                                  102,921              55,871              45,494
  Interest expense                                                 (54,869)            (29,131)            (36,396)
                                                           ---------------     ---------------     ---------------
     Interest income, net                                           48,052              26,740               9,098
                                                           ---------------     ---------------     ---------------

  Other                                                              7,229               4,147                 401
                                                           ---------------     ---------------     ---------------

    Total revenues                                                 434,777             247,482             128,053
                                                           ---------------     ---------------     ---------------

Expenses:
  Salaries, commissions and benefits, net                          201,454             105,198              55,778
  Occupancy and equipment                                           26,609              15,302               8,250
  Marketing and promotion                                           12,225               7,982               6,313
  Data processing and communications                                13,102               7,787               4,442
  Office supplies and expenses                                      12,082               5,901               4,359
  Professional fees                                                  6,693               5,197               2,454
  Travel and entertainment                                           9,926               4,581               1,682
  Other                                                             18,914               8,743               4,188
                                                           ---------------     ---------------     ---------------

    Total expenses                                                 301,005             160,691              87,466
                                                           ---------------     ---------------     ---------------

Net income before income taxes and minority
  interest in income of consolidated joint ventures                133,772              86,791              40,587

Income taxes                                                        54,100              35,696              16,253
                                                           ---------------     ---------------     ---------------
Minority interest in income of consolidated
  joint ventures                                                       967                 893               1,028
                                                           ---------------     ---------------     ---------------

Net income before cumulative effect of
  change in accounting principle                           $        78,705     $        50,202     $        23,306
                                                           ===============     ===============     ===============

Segment assets                                             $     1,372,976     $       997,826     $       501,125
                                                           ===============     ===============     ===============

Loan Servicing Segment                                                      Year Ended December 31,
                                                           -------------------------------------------------------
                                                                  2003                2002               2001
                                                           ---------------     ---------------     ---------------
                                                                                 (In thousands)
Revenues:
       Interest expense                                    $        (3,710)    $        (3,069)    $          --
                                                           ---------------     ---------------     ---------------

  Loan servicing fees                                               43,008              25,139                --
  Amortization                                                     (51,824)            (26,399)               --
  Impairment reserve recovery (provision)                            6,334             (10,332)               --
                                                           ---------------     ---------------     ---------------
       Net loan servicing fees (loss)                               (2,482)            (11,592)               --
                                                           ---------------     ---------------     ---------------

        Total revenues                                              (6,192)            (14,661)               --
                                                           ---------------     ---------------     ---------------

Expenses:
  Salaries and benefits, net                                         3,485               1,697                --
  Occupancy and equipment                                              406                 204                --
  Marketing and promotion                                               14                  14                --
  Data processing and communications                                    99                  66                --
  Office supplies and expenses                                       1,230                 610                --
  Professional fees                                                    854                 246                --
  Travel and entertainment                                              38                   6                --
  Other                                                              2,016                 834                --
                                                           ---------------     ---------------     ---------------

        Total expenses                                               8,142               3,677                --
                                                           ---------------     ---------------     ---------------

Net loss before income tax benefit                                 (14,334)            (18,338)               --

Income tax benefit                                                  (5,877)             (7,621)               --
                                                           ---------------     ---------------     ---------------

Net loss before cumulative effect of
   change in accounting principle                          $        (8,457)    $       (10,717)    $          --
                                                           ===============     ===============     ===============


Segment assets                                             $       164,000     $       121,224     $          --
                                                           ===============     ===============     ===============





NOTE 24 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are presented below by quarter for the years ended December 31, 2003 and 2002:


                                                                                               Quarter Ended
                                                                        ------------------------------------------------------------
                                                                         December 31    September 30,     June 30,       March 31,
                                                                            2003            2003            2003            2003
                                                                        ------------    ------------    ------------    ------------
                                                                                     (In thousands, except per share amounts)
Gain on sale of mortgage loans and securities                           $     59,166    $    105,577    $    129,282    $     88,211
Total revenues                                                                86,205         121,912         129,460          94,554
Income before income taxes and minority interest                              17,152          30,999          46,712          28,121
Net income                                                                    11,911          18,694          26,877          16,312
Earnings per share - basic                                              $       0.60    $       1.08    $       1.58    $       0.97
Earnings per share - diluted                                            $       0.59    $       1.06    $       1.55    $       0.96

                                                                                               Quarter Ended
                                                                        ------------------------------------------------------------
                                                                         December 31    September 30,     June 30,       March 31,
                                                                            2002            2002            2002            2002
                                                                        ------------    ------------    ------------    ------------
                                                                                     (In thousands, except per share amounts)

        Gain on sale of mortgage loans                                  $     79,631    $     71,204    $     35,127    $     30,633
        Total revenues                                                        84,699          73,712          40,468          33,942
        Income before income taxes and minority interest                      26,094          21,581          10,244          10,534
        Net income                                                            13,509          12,772           6,501           6,703
        Earnings per share - basic                                      $       0.81    $       0.78    $       0.50    $       0.56
        Earnings per share - diluted                                    $       0.80    $       0.76    $       0.49    $       0.54



NOTE 25 - SUBSEQUENT EVENT

In March 2004, the Company closed a $359.3 million public offering of 14,375,000 shares of its common stock priced at $25.00 per share, which included the exercise of the underwriters' option to purchase 1,875,000 additional shares of common stock to cover over-allotments. The proceeds to the Company, including exercise of the over-allotment option, was $340.9 million, after underwriting discounts, commissions and other expenses.

                                INDEX TO EXHIBITS

     Exhibit No.                         Description
    ------------        --------------------------------------------------------

     2.1          --    Agreement and Plan of Merger, dated December 29, 1999,
                        between the Registrant, Marina Mortgage Company, Inc.
                        ("Marina") and the Stockholders of Marina listed on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of
                        American Home Mortgage Holdings, Inc. (File No.
                        000-27081) filed with the SEC on January 12, 2000).

     2.2          --    Agreement and Plan of Merger, dated January 17, 2000, by
                        and among the Registrant, American Home Mortgage Sub II,
                        Inc., First Home Mortgage Corp. ("First Home") and the
                        Stockholders of First Home listed on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of American Home Mortgage
                        Holdings, Inc. (File No. 000-27081) filed with the SEC on February 1, 2000).

     2.3          --    Agreement and Plan of Reorganization, dated as of August
                        24, 2001, between American Home Mortgage Holdings, Inc.
                        and Valley Bancorp, Inc. (incorporated by reference to Appendix A to the Registration Statement on Form S-4 of
                        American Home Mortgage Holdings, Inc. (File No.
                        333-76384) filed with the SEC on January 7, 2002).

     2.4          --    Stock Purchase Agreement, dated June 13, 2002, by and
                        among Columbia National Holdings, Inc., Columbia
                        National, Incorporated and American Home Mortgage
                        Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of American Home
                        Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on June 14, 2002).

     2.5          --    Agreement and Plan of Merger, dated as of July 12, 2003,
                        by and among American Home Mortgage Holdings, Inc., the
                        Registrant (formerly named AHM New Holdco, Inc.) and
                        Apex Mortgage Capital, Inc. (incorporated by reference to Annex A to Amendment No. 3 to the Registration
                        Statement on Form S-4 of the Registrant (File No.
                        333-107545) filed with the SEC on October 24, 2003).

     2.6          --    Agreement and Plan of Reorganization, dated as of
                        September 11, 2003, by and among American Home Mortgage
                        Holdings, Inc., the Registrant (formerly named AHM New
                        Holdco, Inc.) and AHM Merger Sub, Inc. (incorporated by reference to Annex B to Amendment No. 3 to the Registration Statement on Form S-4 of the Registrant
                        (File No. 333-107545) filed with the SEC on October 24,
                        2003).

     3.1          --    Articles of Amendment and Restatement of the Registrant.

     3.2          --    Amended and Restated Bylaws of the Registrant.

     4.1          --    Reference is hereby made to Exhibits 3.1 and 3.2 of this
                        report.

     4.2          --    Specimen Certificate for the Common Stock of the
                        Registrant.

     10.1.1       --    Employment Agreement, dated as of August 26, 1999, by
                        and between American Home Mortgage Holdings, Inc. and
                        Michael Strauss (incorporated by reference to Exhibit
                        10.1 to Amendment No. 3 to the Registration Statement on
                        Form S-1 of American Home Mortgage Holdings, Inc. (File
                        No. 333-82409) filed with the SEC on August 31, 1999).

     10.1.2       --    Amendment to Employment Agreement, dated as of April 1,
                        2000, by and between American Home Mortgage Holdings,
                        Inc. and Michael Strauss (incorporated by reference to Exhibit 10.1.2 to Amendment No. 2 to the Registration
                        Statement on Form S-3 on Form S-1 of American Home
                        Mortgage Holdings, Inc. (File No. 333-60050) filed with the SEC on June 7, 2001.

     Exhibit No.                         Description
    ------------        --------------------------------------------------------

     10.2.1       --    Employment Agreement, dated as of March 9, 1998, by and
                        between American Home Mortgage Corp. and James P.
                        O'Reilly (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of American Home
                        Mortgage Holdings, Inc. (File No. 333-82409) filed with the SEC on July 7, 1999).

     10.2.2       --    Amendment to Employment Agreement, dated as of February
                        1, 2001, by and between American Home Mortgage Corp. and
                        James P. O'Reilly (incorporated by reference to Exhibit
                        10.4.2 to Amendment No. 2 to the Registration Statement on Form S-3 on Form S-1 of American Home Mortgage
                        Holdings, Inc. (File No. 333-60050) filed with the SEC on June 7, 2001).

     10.3.1       --    Employment Agreement, dated December 29, 1999, between
                        American Home Mortgage Holdings, Inc., and John A.
                        Johnston (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-27081) filed with the SEC by American Home Mortgage Holdings,
                        Inc. on January 12, 2000).

     10.3.2       --    Non-Competition Agreement, dated December 29, 1999,
                        between American Home Mortgage Holdings, Inc., and John
                        A. Johnston (incorporated by reference to Exhibit 10.3
                        to the Current Report on Form 8-K (File No. 000-27081) filed with the SEC by American Home Mortgage Holdings,
                        Inc. on January 12, 2000).

     10.4         --    Employment Agreement, dated January 17, 2000, between
                        the Registrant and Jeffrey L. Lake (incorporated by reference to Exhibit 10.3 to the Current Report on Form
                        8-K of American Home Mortgage Holdings, Inc. (File No.
                        000-27081) filed with the SEC on February 1, 2000).

     10.5         --    Employment Agreement, dated as of January 11, 2001, by
                        and between American Home Mortgage Holdings, Inc. and
                        Donald Henig (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of American Home
                        Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on April 1, 2002).

     10.6         --    Employment Agreement, dated as of January 19, 2001, by
                        and between American Home Mortgage Holdings, Inc. and
                        Dena Kwaschyn (incorporated by reference to Exhibit
                        10.37 to the Annual Report on Form 10-K of American Home
                        Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on April 1, 2002).

     10.7         --    Employment Agreement, dated as of March 1, 2003, by and
                        between American Home Mortgage Holdings, Inc. and
                        Stephen Hozie.

     10.8         --    Employment Agreement, dated as of August 4, 2003, by and
                        between American Home Mortgage and Kenneth Alverson.

     10.9         --    Employment Agreement, dated as of June 19, 2003, by and
                        between American Home Mortgage and Tom McDonagh.

     10.10        --    Employment Agreement, dated as of September 1, 2003, by
                        and between American Home Mortgage and Ronald
                        Rosenblatt, Ph.D.

     10.11        --    Software Licensing Agreement, dated as of July 7, 1999,
                        by and between American Home Mortgage Holdings, Inc. and
                        James P. O'Reilly (incorporated by reference to Exhibit
                        10.11 to the Registration Statement on Form S-1 of
                        American Home Mortgage Holdings, Inc. (File No.
                        333-82409) filed with the SEC on July 7, 1999).

     10.12        --    1999 Omnibus Stock Incentive Plan of American Home
                        Mortgage Holdings, Inc.

     Exhibit No.                         Description
    ------------        --------------------------------------------------------

     10.13         --   Amended and Restated 1997 Stock Option Plan of Apex
                        Mortgage Capital, Inc. (incorporated by reference to
                        Annex J to Amendment No. 3 to the Registration Statement on Form S-4 of the Registrant (File No. 333-107545) filed with the SEC on October 24, 2003).

     10.14.1       --   Mortgage Loan Purchase Agreement, dated February 26,
                        1999, between Paine Webber Real Estate Securities Inc.
                        and American Home Mortgage Corp. (incorporated by reference to Exhibit 10.34.1 to the Annual Report on Form 10-K of American Home Mortgage Holdings, Inc. (File
                        No. 000-27081) filed with the SEC on April 1, 2002).

     10.14.2       --   Mortgage Loan Repurchase Agreement, dated February 26,
                        1999, between Paine Webber Real Estate Securities Inc.
                        and American Home Mortgage Corp. (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K of American Home Mortgage Holdings, Inc. (File
                        No. 000-27081) filed with the SEC on April 1, 2002).

     10.14.3       --   Mortgage Loan Custodial Agreement, dated February 26,
                        1999, between Paine Webber Real Estate Securities Inc.,
                        American Home Mortgage Corp. and Bankers Trust Company
                        (incorporated by reference to Exhibit 10.34.3 to the Annual Report on Form 10-K of American Home Mortgage
                        Holdings, Inc. (File No. 000-27081) filed with the SEC on April 1, 2002).

     10.15.1       --   Master Repurchase Agreement, dated as of April 17, 2002,
                        by and between CDC Mortgage Capital Inc., as Buyer, and American Home Mortgage Corp., as Seller (incorporated by reference to Exhibit 10.35 to the Annual Report on Form
                        10-K of American Home Mortgage Holdings, Inc. (File No.
                        000-27081) filed with the SEC on March 31, 2003).

     10.15.2       --   Custodial and Disbursement Agreement, dated as of April
                        17, 2002, by and among CDC Mortgage Capital Inc., as
                        Buyer, American Home Mortgage Corp., as Seller, Deutsche
                        Bank National Trust Company, as Custodian, and Deutsche
                        Bank National Trust Company, as Disbursement Agent
                        (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of American Home Mortgage
                        Holdings, Inc. (File No. 000-27081) filed with the SEC on March 31, 2003).

     10.15.3       --   Guarantee, dated as of April 15, 2002, made by American
                        Home Mortgage Holdings, Inc. on behalf of American Home
                        Mortgage Corp. in favor of CDC Mortgage Capital Inc.
                        (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of American Home Mortgage
                        Holdings, Inc. (File No. 000-27081) filed with the SEC on March 31, 2003).

     10.16.1       --   Warehousing Credit, Term Loan and Security Agreement,
                        dated as of May 3, 2001, by and among Columbia National, Incorporated, the Lenders party thereto, Residential
                        Funding Corporation, U.S. Bank National Association,
                        Allfirst Bank and U.S. Bank National Association
                        (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of American Home Mortgage
                        Holdings, Inc. (File No. 000-27081) filed with the SEC on March 31, 2003).

     10.16.2       --   Guaranty, dated June 28, 2002, made and given by
                        American Home Mortgage Holdings, Inc. to Residential
                        Funding Corporation, U.S. Bank National Association,
                        Allfirst Bank, Fleet National Bank, National City Bank of Kentucky, Credit Lyonnais New York Branch, Guaranty
                        Bank, F.S.B. and Colonial Bank (incorporated by reference to Exhibit 10.39 to the Annual Report on Form
                        10-K of American Home Mortgage Holdings, Inc. (File No.
                        000-27081) filed with the SEC on March 31, 2003).

     Exhibit No.                         Description
    ------------        --------------------------------------------------------

     10.16.3       --   Tenth Amendment to Warehousing Credit, Term Loan and
                        Security Agreement, dated as of December 31, 2002, by and among between Columbia National, Incorporated, American Home Mortgage Corp., Residential Funding
                        Corporation, U.S. Bank National Association, Allfirst
                        Bank, Fleet National Bank, Credit Lyonnais New York
                        Branch, Guaranty Bank, F.S.B., National City Bank of
                        Kentucky and Colonial Bank (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of
                        American Home Mortgage Holdings, Inc. (File No.
                        000-27081) filed with the SEC on March 31, 2003).

     10.16.4       --   Eleventh Amendment to Warehousing Credit, Term Loan and
                        Security Agreement, dated as of March 14, 2003, by and among Columbia National, Incorporated, American Home
                        Mortgage Corp., Residential Funding Corporation, U.S.
                        Bank National Association, Allfirst Bank, Fleet National
                        Bank, Credit Lyonnais New York Branch, Guaranty Bank,
                        F.S.B. and Colonial Bank (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of
                        American Home Mortgage Holdings, Inc. (File No.
                        000-27081) filed with the SEC on March 31, 2003).

     10.17.1       --   Loan Agreement, dated as of August 8, 2003, by and among
                        AHM SPV I, LLC, La Fayette Asset Securitization LLC,
                        Credit Lyonnais New York Branch, and American Home
                        Mortgage Corp.

     10.17.2       --   Collateral Agency Agreement, dated as of August 8, 2003,
                        by and among AHM SPV I, LLC, American Home Mortgage
                        Corp., Credit Lyonnais New York Branch, and Deutsche
                        Bank National Trust Company.

     10.17.3       --   Originator Performance Guaranty, dated as of August 8,
                        2003, by American Home Mortgage Holdings, Inc. in favor of AHM SPV I, LLC, together with Assignment of
                        Originator Performance Guaranty, dated as of August 8,
                        2003, in favor of Credit Lyonnais New York Branch.

     10.17.4       --   Servicer Performance Guaranty, dated as of August 8,
                        2003, by American Home Mortgage Holdings, Inc. in favor of Credit Lyonnais New York Branch.

     10.18.1       --   Amended and Restated Master Loan and Security Agreement,
                        dated as of November 26, 2003, by and among American
                        Home Mortgage Corp., American Home Mortgage Acceptance,
                        Inc., the Registrant, American Home Mortgage Holdings,
                        Inc., Columbia National, Incorporated, the Lenders from time to time party thereto, and Morgan Stanley Bank.

     10.18.2       --   Fourth Amended and Restated Promissory Note, dated as of
                        November 26, 2003, made by American Home Mortgage Corp.,
                        American Home Mortgage Acceptance, Inc., the Registrant,
                        American Home Mortgage Holdings, Inc., and Columbia
                        National, Incorporated, in favor of Morgan Stanley Bank.

     10.18.3       --   Amended and Restated Custodial Agreement, dated as of
                        November 26, 2003, by and among American Home Mortgage
                        Corp., American Home Mortgage Acceptance, Inc., the
                        Registrant, American Home Mortgage Holdings, Inc.,
                        Columbia National, Incorporated, Morgan Stanley Bank and
                        Deutsche Bank National Trust Company.

     10.19         --   Agreement of Lease, dated October 20, 1995, between
                        Reckson Operating Partnership, L.P., as Landlord,
                        Choicecare Long Island, Inc., as Assignor, and American
                        Home Mortgage Corp., as Assignee, as amended on September 30, 1999 (incorporated by reference to Exhibit
                        10.35 to the Annual Report on Form 10-K of American Home
                        Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on March 30, 2000).

     10.20         --   Agreement of Lease, dated as of November 24, 2003,
                        between AHM SPV II, LLC, and American Home Mortgage
                        Corp.

     10.21         --   Lease Agreement, dated as of November 1, 2003, between
                        Suffolk County Development Agency (Suffolk County, New
                        York) and AHM SPV II, LLC.

     Exhibit No.                         Description
    ------------        --------------------------------------------------------

     21            --   Subsidiaries of the Registrant.

     23            --   Consent of Deloitte & Touche LLP.

     31.1          --   Certification of Chief Executive Officer pursuant to
                        Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange
                        Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2          --   Certification of Chief Financial Officer pursuant to
                        Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange
                        Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1          --   Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2          --   Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.