Form 10-Q
period 2004-03-31
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2004-05-10
CIK 1256536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 001-31916

                     AMERICAN HOME MORTGAGE INVESTMENT CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Maryland                                                              20-0103914
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



520 Broadhollow Road, Melville, New York                               11747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (516) 949-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      As of May 4, 2004, there were 39,891,698 shares of the registrant's common stock, par value $0.01 per share, outstanding.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                          PART I-FINANCIAL INFORMATION


                                                                                Page
                                                                                ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003    1

         Consolidated Statements of Income for the Three Months Ended
           March 31, 2004 and 2003 ............................................    2

         Consolidated Statements of Stockholders' Equity  for the Three Months
           Ended March 31, 2004 and 2003 ......................................    3

         Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2004 and 2003 ............................................    4

         Notes to Consolidated Financial Statements ...........................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..............................................   20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........   32

Item 4.  Controls and Procedures ..............................................   33

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................   34

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
           Equity Securities ..................................................   34

Item 3.  Defaults Upon Senior Securities ......................................   34

Item 4.  Submission of Matters to a Vote of Security Holders ..................   34

Item 5.  Other Information ....................................................   34

Item 6.  Exhibits and Reports on Form 8-K .....................................   35

SIGNATURES

INDEX TO EXHIBITS

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                    March 31,     December 31,
                                                                                       2004           2003
                                                                                   -----------    ------------
Assets:
  Cash and cash equivalents                                                        $    97,557    $    53,148
  Accounts receivable and servicing advances                                            80,426         84,311
  Mortgage-backed securities (including securities pledged of $3,574,125 and
      $1,426,477 as of March 31, 2004 and December 31, 2003, respectively)           4,003,079      1,763,628
  Mortgage loans held for sale, net                                                  1,371,048      1,223,827
  Derivative assets                                                                     24,151         20,837
  Mortgage servicing rights, net                                                       113,519        117,784
  Premises and equipment, net                                                           41,234         41,738
  Goodwill                                                                              83,752         83,445
  Other assets                                                                          12,213         13,672
                                                                                   -----------    -----------

      Total assets                                                                 $ 5,826,979    $ 3,402,390
                                                                                   ===========    ===========

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                        $ 1,251,845    $ 1,121,760
  Drafts payable                                                                        64,310         25,625
  Reverse repurchase agreements                                                      3,394,941      1,344,327
  Payable for securities purchased                                                     134,647        259,701
  Derivative liabilities                                                                21,295         10,394
  Accrued expenses and other liabilities                                                58,648         76,156
  Notes payable                                                                        106,423         99,655
  Income taxes payable                                                                  53,689         66,802
                                                                                   -----------    -----------

    Total liabilities                                                                5,085,798      3,004,420
                                                                                   -----------    -----------

Commitments and contingencies                                                               --             --

Stockholders' Equity:
  Preferred stock, $0.01 per share par value, 10,000,000 shares authorized, none
    issued and outstanding                                                                  --             --
  Common stock, $0.01 per share par value, 100,000,000 shares authorized,
   39,875,524 and 25,270,100 shares issued and outstanding as of March 31, 2004
   and December 31, 2003, respectively                                                     399            252
  Additional paid-in capital                                                           623,953        281,432
  Retained earnings                                                                    125,504        121,029
  Accumulated other comprehensive loss                                                  (8,675)        (4,743)
                                                                                   -----------    -----------

    Total stockholders' equity                                                         741,181        397,970
                                                                                   -----------    -----------

      Total liabilities and stockholders' equity                                   $ 5,826,979    $ 3,402,390
                                                                                   ===========    ===========

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       2004           2003
                                                                                   -----------    -----------
Net interest income:
     Interest income                                                               $    34,050    $    20,978
     Interest expense                                                                  (21,278)       (10,209)
                                                                                   -----------    -----------
          Total net interest income                                                     12,772         10,769
                                                                                   -----------    -----------

Non-interest income:
     Gain on sales of mortgage loans and mortgage-backed securities                     80,133         88,211

     Loan servicing fees                                                                10,318         11,128
     Amortization                                                                       (7,346)       (12,769)
     Impairment reserve provision                                                      (12,584)        (5,713)
                                                                                   -----------    -----------
          Net loan servicing fees (loss)                                                (9,612)        (7,354)
                                                                                   -----------    -----------

     Other non-interest income                                                             978          2,928
                                                                                   -----------    -----------
          Total non-interest income                                                     71,499         83,785
                                                                                   -----------    -----------

Non-interest expenses:
     Salaries, commissions and benefits, net                                            39,782         44,647
     Occupancy and equipment                                                             8,094          5,623
     Data processing and communications                                                  3,213          3,079
     Office supplies and expenses                                                        3,118          3,023
     Marketing and promotion                                                             2,212          2,799
     Travel and entertainment                                                            2,577          1,987
     Professional fees                                                                   2,428          1,841
     Other                                                                               5,438          3,665
                                                                                   -----------    -----------
          Total non-interest expenses                                                   66,862         66,664
                                                                                   -----------    -----------


Net income before income tax (benefit) expense                                          17,409         27,890

Income tax (benefit) expense                                                            (3,814)        11,577
                                                                                   -----------    -----------


Net income                                                                         $    21,223    $    16,313
                                                                                   ===========    ===========

     Per share data:
       Basic                                                                       $      0.71    $      0.97
                                                                                   ===========    ===========
       Diluted                                                                     $      0.70    $      0.96
                                                                                   ===========    ===========

       Weighted average number of shares - basic                                    30,030,248     16,750,960
       Weighted average number of shares - diluted                                  30,507,818     17,015,681

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                                   Accumulated
                                                 Shares of              Additional                    Other           Total
                                                   Common     Common     Paid-in    Retained      Comprehensive   Stockholders'
(Dollars in thousands)                             Stock       Stock     Capital    Earnings           Loss          Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     16,717,459   $   167   $  95,785   $  68,144    $           --    $ 164,096
                                                 ==========   =======   =========   =========    ==============    =========

Comprehensive income:
  Net income                                             --        --          --      16,313                --       16,313
                                                                                                                   ---------
Comprehensive income                                                                                                  16,313
  Issuance of common stock, earnouts                 13,827        --         142          --                --          142
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                             43,627         1         325          --                --          326
  Dividends declared                                     --        --          --        (837)               --         (837)
                                                 ----------   -------   ---------   ---------    --------------    ---------
Balance at March 31, 2003                        16,774,913   $   168   $  96,252   $  83,620    $           --    $ 180,040
                                                 ==========   =======   =========   =========    ==============    =========

Balance at December 31, 2003                     25,270,100   $   252   $ 281,432   $ 121,029    $       (4,743)   $ 397,970
                                                 ==========   =======   =========   =========    ==============    =========
Comprehensive income:
  Net income                                             --        --          --      21,223                --       21,223
  Net unrealized gain on mortgage-backed
    securities available for sale                        --        --          --          --            10,221       10,221
  Gross unrealized loss on interest rate swaps           --        --          --          --           (14,153)     (14,153)
                                                                                                                   ---------
Comprehensive income                                                                                                  17,291
  Issuance of common stock, offering             14,375,000       144     339,647          --                --      339,791
  Issuance of common stock, earnouts                  4,758        --         109          --                --          109
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                            225,666         3       1,166          --                --        1,169
  Tax benefit from stock options exercised               --        --       1,599          --                --        1,599
  Dividends declared                                     --        --          --     (16,748)               --      (16,748)
                                                 ----------   -------   ---------   ---------    --------------    ---------
Balance at March 31, 2004                        39,875,524   $   399   $ 623,953   $ 125,504    $       (8,675)   $ 741,181
                                                 ==========   =======   =========   =========    ==============    =========

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------

                                                                                       2004           2003
                                                                                   -----------    -----------
Cash flows from operating activities:
     Net income                                                                    $    21,223    $    16,313
     Adjustments to reconcile net income to net cash used in
        operating activities:
          Depreciation and amortization                                                  1,977          1,169
          Amortization and impairment of mortgage servicing rights                      19,930         18,482
          Origination of mortgage loans held for sale                               (4,413,174)    (4,250,824)
          Proceeds on sales and securitizations of mortgage loans                    4,265,953      4,050,972
          (Decrease) increase  in income taxes payable                                 (13,113)         7,980
          Amortization of mortgage-backed securities premiums, net                       2,952             --
          Unrealized gain on securities held in trading                                (18,909)            --
          Capitalization of mortgage servicing rights                                  (15,665)        (5,832)
          Other                                                                             60            123
          (Increase) decrease in operating assets:
           Accounts receivable                                                           3,885          3,029
           Derivative assets                                                            (3,314)        (7,947)
           Other assets                                                                  1,703         (1,533)
          Increase (decrease) in operating liabilities:
           Accrued expenses and other liabilities                                      (10,656)         4,821
           Derivative liabilities                                                       (3,245)        (6,097)
                                                                                   -----------    -----------
           Net cash used in operating activities                                      (160,393)      (169,344)
                                                                                   -----------    -----------

Cash flows from investing activities:
     Purchases of premises and equipment, net                                           (1,473)        (2,347)
     Purchases and additions to mortgage-backed securities                          (3,066,588)            --
     Sales of mortgage-backed securities                                               789,589             --
     Principal repayments on mortgage-backed securities                                 63,719             --
     Other                                                                                (353)           369
                                                                                   -----------    -----------
           Net cash used in investing activities                                    (2,215,106)        (1,978)
                                                                                   -----------    -----------

Cash flows from financing activities:
     Increase in warehouse lines of credit                                             130,085        173,275
     Increase in reverse repurchase agreements                                       2,050,614             --
     Decrease in payable for securities purchased                                     (125,054)            --
     Increase in drafts payable                                                         38,685          7,744
     Proceeds from issuance of capital stock                                           341,882            202
     Dividends paid                                                                    (23,072)          (837)
     Increase (decrease) in notes payable                                                6,768         (2,459)
                                                                                   -----------    -----------
           Net cash provided by financing activities                                 2,419,908        177,925
                                                                                   -----------    -----------

Net increase in cash and cash equivalents                                               44,409          6,603

Cash and cash equivalents, beginning of year                                            53,148         24,416
                                                                                   -----------    -----------

Cash and cash equivalents, end of year                                             $    97,557    $    31,019
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                                 $    13,254    $     8,527
     Income taxes paid                                                                   6,361          5,256

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

AHM Investment is a mortgage REIT focused on earning net interest income from purchased and self-originated mortgage-backed securities, and through its taxable subsidiaries, on earning income from originating and selling mortgage loans and servicing mortgage loans for institutional investors. Mortgages are originated through a network of 279 loan origination offices as well as through mortgage brokers and are serviced at the Company's Columbia, Maryland servicing center.

Basis of Presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially. When necessary, certain reclassifications of prior year financial statement amounts have been made to conform to the current year presentation.

Due to the fact that the Company exercises significant influence on the operations of its joint ventures, their balances and operations have been fully consolidated in the accompanying consolidated financial statements and all intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits.

Mortgage-backed Securities - Mortgage-backed securities are classified as either trading or available for sale. Trading securities are reported at fair value, and changes in fair value are reported in gain on sales of mortgage loans and mortgage-backed securities in the statements of operations. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). Realized gains and losses on sales of available for sale securities are determined on an average cost basis and included in gain on sales of mortgage loans and mortgage-backed securities.

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

Mortgage Loans Held for Sale - Mortgage loans held for sale are carried at the lower of cost or aggregate market value. The cost basis includes the capitalized value of the interest rate lock commitments ("IRLCs") related to the mortgage loans and any net deferred origination costs. For mortgage loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate basis.

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

The Company estimates the fair value of its MSRs by obtaining market information from one of the primary mortgage servicing rights brokers. When the book value of capitalized MSRs exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. The Company has determined that the predominant risk characteristic is the interest rate on the underlying loans. The Company measures impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, the Company periodically evaluates its MSRs for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. The Company receives a sensitivity analysis of the estimated fair value of its MSRs assuming a 200-basis-point instantaneous increase in interest rates from an independent mortgage servicing rights broker. The fair value estimate includes changes in market assumptions that would be expected given the increase in mortgage rates (e.g., prepayment speeds would be lower). The Company believes this 200-basis-point increase in mortgage rates to be an appropriate threshold for determining the recoverability of the temporary impairment because that size rate increase is foreseeable and consistent with historical mortgage rate fluctuations. When using this instantaneous change in rates, if the fair value of the strata of MSRs is estimated to increase to a point where all of the impairment would be recovered, the impairment is considered to be temporary. When the Company determines that a portion of the MSRs is not recoverable, the related MSRs and the previously established valuation allowance are correspondingly reduced to reflect other than temporary impairment.

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

Interest Rate Lock Commitments. The Company's mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs to originate the loan. In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which will change the timing of recognition of MSRs for IRLCs initiated after March 31, 2004. See "Recently Issued Accounting Standards" in this note.

Forward Delivery Commitments Used to Hedge IRLCs. The Company uses mortgage forward delivery contracts to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

Forward Delivery Commitments Used to Hedge Mortgage Loans Held for Sale. The Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency-eligible conforming loans and most of its non-conforming loans held for sale. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory as well as its objective and strategy for undertaking the hedge transactions. For conventional conforming fixed-rate loans, the notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company. The Company classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

Forward Purchase Contracts Used to Hedge MSRs. From time to time, the Company hedges its exposure to impairment of the MSRs by the use of mortgage forward purchase contracts. These derivatives are classified and accounted for as fair value hedges. The mortgage forward purchase contracts are carried at fair value with the changes in their fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged MSRs is adjusted for its change in fair value attributable to the hedged risk during the hedge period. The Company assesses the effectiveness of the hedge by using statistical analysis to measure the correlation of the changes in the value of the forward purchase contract to the changes in the value of the MSRs being hedged during the hedge period. During the three months ended March 31, 2004 and the year ended December 31, 2003, the Company did not hedge its exposure to impairment of the MSRs by the use of mortgage forward purchase contracts.

Interest Rate Swap Agreements - All swap agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's swap agreements and hedged borrowings are nearly identical, due to the explicit requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company does not account for these hedges under a method defined in SFAS No. 133 as the "shortcut" method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. All changes in the unrealized gains and losses on swap agreements have been recorded in "accumulated other comprehensive loss" and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in accumulated other comprehensive loss would be reclassified to income.

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

Loan Origination Fees and Direct Origination Costs - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold. When loans are securitized and held, net deferred origination costs are amortized over the life of the security using the level-yield method and such amounts are included in interest income. Gain on sales of mortgage loans and salaries, commissions and benefits have been reduced by $20.7 million and $16.3 million due to direct loan origination costs, including commission costs, incurred for the three months ended March 31, 2004 and 2003, respectively.

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

Stock Option Plans - In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). The Company has elected to account for its stock option plan using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," had been applied. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, the Company's net income would have been $21.0 million and $16.2 million for the three months ended March 31, 2004 and 2003, respectively. Basic earnings per share would have been $0.70 and $0.97 for 2004 and 2003, respectively. Diluted earnings per share would have been $0.69 and $0.95 for 2004 and 2003, respectively.

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
(In thousands, except per share data)                                                  2004           2003
                                                                                   -----------    -----------
Net income, as reported                                                            $    21,223    $    16,313

Less: Total stock-based employee compensation expense determined
under fair value based method for all rewards, net of related tax effects                 (187)          (134)
                                                                                   -----------    -----------

Pro forma net income                                                               $    21,036    $    16,179
                                                                                   ===========    ===========

Earnings per share:
    Basic - as reported                                                            $      0.71    $      0.97
    Basic - pro forma                                                              $      0.70    $      0.97

    Diluted - as reported                                                          $      0.70    $      0.96
    Diluted - pro forma                                                            $      0.69    $      0.95



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

Recently Issued Accounting Standards - On March 9, 2004, the SEC issued SAB No. 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under SFAS No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities". In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold. The impact that this new policy will have on the Company's results of operations in the second quarter of 2004 will be influenced by that quarter's amount of rate lock volume associated with loans expected to be sold and by the timing of when loan sales are executed. The Company estimates that the second quarter of 2004 results of operations will be diminished $34 million pre-tax by its adoption of SAB No. 105. As rate lock volume is highly sensitive to changes in interest rates and the timing of loan sales may be affected by market conditions, the Company's actual results may be materially different from the estimate of future results.

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities as of March 31, 2004 and December 31, 2003:

                                                             March 31, 2004
                                      -------------------------------------------------------------
                                                               Securities
            (In thousands)            Trading Securities   Available for Sale     Total Securities
                                      ------------------   ------------------    ------------------
            Principal amount          $        1,091,714   $        2,814,285    $        3,905,999
            Unamortized premium                    4,244               59,142                63,386
                                      ------------------   ------------------    ------------------
            Adjusted cost                      1,095,958            2,873,427             3,969,385

            Gross unrealized gains                22,181               13,528                35,709
            Gross unrealized losses                   --               (2,015)               (2,015)
                                      ------------------   ------------------    ------------------
            Fair value                $        1,118,139   $        2,884,940    $        4,003,079
                                      ==================   ==================    ==================


                                                           December 31, 2003
                                      --------------------------------------------------------------
                                                                Securities
            (In thousands)            Trading Securities    Available for Sale     Total Securities
                                      ------------------    ------------------    ------------------
            Principal amount          $          473,424    $        1,259,700    $        1,733,124
            Unamortized premium                    3,117                22,823                25,940
                                      ------------------    ------------------    ------------------
            Adjusted cost                        476,541             1,282,523             1,759,064

            Gross unrealized gains                 3,382                 1,969                 5,351
            Gross unrealized losses                 (110)                 (677)                 (787)
                                      ------------------    ------------------    ------------------
            Fair value                $          479,813    $        1,283,815    $        1,763,628
                                      ==================    ==================    ==================

During the quarter ended March 31, 2004, the Company sold $789.6 million of mortgage-backed securities and realized $9.4 million in gains and $879 thousand in losses.

The Company's mortgage-backed securities with gross unrealized losses at March 31, 2004 have been in an unrealized loss position for less than two months.

The Company has credit exposure on loans it has securitized. The following table summarizes the loan delinquency information as of March 31, 2004 and December 31, 2003:

                                                    March 31, 2004
                                 -----------------------------------------------------
            (in thousands)

                                  Loan     Loan     Percent of Total  Percent of Total
            Delinquency Status   Count    Balance   Securitizations        Assets
            ------------------   ------   -------   ---------------   ----------------
            60 to 89 days           7     $ 1,353              0.10%              0.02%
                                 ----     -------   ---------------   ----------------
                                    7     $ 1,353              0.10%              0.02%
                                 ====     =======   ===============   ================

                                                   December 31, 2003
                                 -----------------------------------------------------
            (in thousands)

                                  Loan     Loan     Percent of Total  Percent of Total
            Delinquency Status   Count    Balance   Securitizations        Assets
            ------------------   ------   -------   ---------------   ----------------
            60 to 89 days           1     $   692              0.13%              0.02%
                                 ----     -------   ---------------   ----------------
                                    1     $   692              0.13%              0.02%
                                 ====     =======   ===============   ================

As of March 31, 2004 the Company had a payable for securities purchased of $134.6 million of mortgage-backed securities.

NOTE 3 - MORTGAGE LOANS HELD FOR SALE, NET

The following table presents the Company's mortgage loans held for sale, net, as of March 31, 2004 and December 31, 2003:

                                                     March 31,     December 31,
(In thousands)                                          2004           2003
                                                    -----------    ------------
Mortgage loans held for sale                        $ 1,330,349    $ 1,187,314
FAS 133 basis adjustments                                10,965         16,489
Deferred origination costs, net                          29,884         22,324
Forward delivery contracts                                 (150)        (2,300)
                                                    -----------    -----------

Mortgage loans held for sale, net                   $ 1,371,048    $ 1,223,827
                                                    ===========    ===========

NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of March 31, 2004 and December 31, 2003:

                                                               March 31,    December 31,
(In thousands)                                                    2004          2003
                                                              -----------   ------------
Derivative Assets:
Interest rate lock commitments                                $    24,151   $    20,837
                                                              -----------   -----------
     Derivative assets                                        $    24,151   $    20,837
                                                              ===========   ===========

Derivative Liabilities:
Forward delivery contracts - loan commitments                 $       699   $     4,358
Forward delivery contracts - loans held for sale(1)                   150         2,300
Interest rate swaps                                                20,596         6,036
                                                              -----------   -----------
     Derivative liabilities                                   $    21,445   $    12,694
                                                              ===========   ===========

(1) This amount is included in mortgage loans held for sale, net (see Note 3).

At March 31, 2004, the notional amount of forward delivery contracts and interest rate swaps amounted to approximately $1.4 billion and $1.3 billion, respectively. The forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness recognized in hedging loans held for sale recorded on the balance sheet was insignificant as of March 31, 2004.

NOTE 5 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the three months ended March 31, 2004 and 2003:


                                                 Three Months Ended March 31,
                                                 ----------------------------
(In thousands)                                        2004           2003
                                                  -----------    -----------
Mortgage Servicing Rights:
Balance at beginning of period                    $   121,652    $   119,225
Additions                                              15,665          5,832
Amortization                                           (7,346)       (12,769)
                                                  -----------    -----------

Balance at end of period                          $   129,971    $   112,288
                                                  -----------    -----------

Impairment Allowance:
Balance at beginning of period                    $    (3,868)   $   (10,202)
Impairment provision                                  (12,584)        (5,713)
                                                  -----------    -----------

Balance at end of period                          $   (16,452)   $   (15,915)
                                                  -----------    -----------

Mortgage servicing rights, net                    $   113,519    $    96,373
                                                  ===========    ===========



Aggregate Amortization Expense
------------------------------
   Three months ended March 31, 2004                   $ 7,346

Estimated Amortization Expense
------------------------------
   Year ended March 31, 2005                            30,373
   Year ended March 31, 2006                            21,934
   Year ended March 31, 2007                            16,122
   Year ended March 31, 2008                            12,207
   Year ended March 31, 2009                             9,469
    Thereafter                                          39,866


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

The significant assumptions used in estimating the fair value of MSRs at March 31, 2004 and December 31, 2003 were as follows:

                                              March 31, 2004   December 31, 2003
                                              --------------   -----------------

Weighted average prepayment speed (PSA)               573             397
Weighted average discount rate                      10.04%           9.82%
Weighted average default rate                        3.00%           4.02%

The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at March 31, 2004 and December 31, 2003:

                                                            March 31, 2004   December 31, 2003
                                                            --------------   -----------------
                                                                  (Dollars in thousands)
Loan servicing portfolio - loans sold or securitized         $ 8,956,144        $ 8,272,294
Average loan size                                            $       127        $       120
Weighted average servicing fee                                     0.363%             0.347%
Weighted average note rate                                          5.58%              5.72%
Weighted average remaining term (in months)                          313                298
Weighted average age (in months)                                      26                 27


NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the three months ended March 31, 2004:


                                                             Mortgage-Backed
                                       Loan Origination    Securities Holdings
(In thousands)                             Segment               Segment                Total
                                      ------------------   --------------------   ------------------
Balance at December 31, 2003          $           58,605   $             24,840   $           83,445
Earnouts from previous acquisitions                  307                     --                  307
                                      ------------------   --------------------   ------------------
Balance at March 31, 2004             $           58,912   $             24,840   $           83,752
                                      ==================   ====================   ==================


NOTE 7 - WAREHOUSE LINES OF CREDIT

As of March 31, 2004, the Company has a committed bank syndicated facility led by Residential Funding Corporation ("RFC") and a pre-purchase facility with UBS Real Estate Securities Inc. (formerly Paine Webber Real Estate Securities Inc.) ("UBS"). The Company also has committed facilities with CDC IXIS Capital Markets North America Inc. ("CDC"), Morgan Stanley Bank ("Morgan Stanley") and Credit Lyonnais. In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc. The RFC facility is for $450 million, the UBS facility is for $1.2 billion, the CDC facility is for $450 million, the Morgan Stanley facility is for $350 million, the Credit Lyonnais facility is for $200 million and the Greenwich Capital Market facility is for $200 million. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The lines of credit are secured by mortgage loans and other assets of the Company. The lines contain various covenants pertaining to maintenance of net worth and working capital. At March 31, 2004, the Company was in compliance with the loan covenants.

Included within the RFC line of credit, the Company has a working capital sub-limit that allows for borrowings up to $35 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of March 31, 2004, borrowings under the working capital line of credit were $26 million.

The following table presents the Company's warehouse lines of credit as of March 31, 2004 and December 31, 2003:


                                    March 31, 2004              December 31, 2003
                              -------------------------    ----------------------------
                                             Weighted                         Weighted
                               Outstanding    Average      Outstanding         Average
(Dollars in thousands)           Balance       Rate          Balance            Rate
                              -------------------------    ----------------------------
CDC                             $  402,310       1.95 %    $    406,444         1.98 %
UBS                                376,764       3.12           128,345         3.21
Credit Lyonnais                    187,736       1.84           200,702         1.88
Morgan Stanley                     161,243       1.89            92,925         1.92
RFC                                123,792       2.54           293,344         2.06
                                ----------                 ------------

Warehouse lines of credit       $1,251,845       2.34 %    $  1,121,760         2.12 %
                                ==========                 ============


NOTE 8 - REVERSE REPURCHASE AGREEMENTS

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 13 different financial institutions and on March 31, 2004 had borrowed funds from five of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of March 31, 2004, the Company had $3.4 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.24% and a weighted-average remaining maturity of 4.4 months. As of December 31, 2003, the Company had $1.3 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.26% and a weighted-average remaining maturity of 6.9 months.

At March 31, 2004 and December 31, 2003, the reverse repurchase agreements had the following remaining maturities:


                                 March 31,    December 31,
                                    2004          2003
                                -----------   ------------
(In thousands)

Within 30 days                  $ 1,062,719   $   184,302
31 to 89 days                       544,442            --
90 to 365 days                    1,787,780     1,160,025
                                -----------   -----------
Reverse repurchase agreements   $ 3,394,941   $ 1,344,327
                                ===========   ===========

NOTE 9 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

                                                         Three Months Ended March 31,
                                                         ----------------------------
(Dollars in thousands, except per share amounts)              2004          2003
                                                          -----------   -----------
Numerator for basic earnings per share - Net income       $    21,223   $    16,313
                                                          ===========   ===========

Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                          30,030,248    16,750,960

  Net effect of dilutive stock options                        477,570       264,721
                                                          -----------   -----------

Denominator for diluted earnings per share                 30,507,818    17,015,681
                                                          ===========   ===========

Net income per share:

     Basic                                                $      0.71   $      0.97
                                                          ===========   ===========

    Diluted                                               $      0.70   $      0.96
                                                          ===========   ===========

NOTE 10 - STOCK OPTION PLANS

In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). Pursuant to the Plan, eligible employees, officers and directors are offered the opportunity to acquire the Company's common stock through the grant of options and the award of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 3,000,000 shares of common stock. The Plan provides for the granting of options at the fair market value on the date of grant. The options issued primarily vest 50% on the two-year anniversary of the grant date and 50% on the three-year anniversary of the grant date, and expire ten years from the grant date.

As of March 31, 2004, the Company has awarded 182,259 shares of restricted stock under the Plan. During the quarters ended March 31, 2004 and 2003, the Company recognized compensation expense of $188 thousand and $123 thousand, respectively, relating to shares of restricted stock. At March 31, 2004, 96,799 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

The Plan is a compensatory stock option plan. There was no intrinsic value of the options when granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the three months ended March 31, 2004 and 2003.

Pursuant to the terms of the Company's merger with Apex, which was consummated on December 3, 2003 (following the approval of the Company's stockholders at a special meeting held on November 21, 2003), the Company assumed the Amended and Restated 1997 Stock Option Plan of Apex (the "Apex Plan"). On the date that Apex's stockholders approved the merger, Apex caused all unvested options granted under the Apex Plan to become vested, and each option granted under the Apex Plan that was not exercised as of December 3, 2003 was terminated and not assumed by the Company.

An aggregate of 1 million shares of common stock were available for issuance upon exercise of stock options granted under the Apex Plan. As of the effective date of the merger, Apex had granted options to purchase 791,000 shares of common stock, which options were either (i) previously caused to become vested or (ii) terminated and not assumed by the Company. Accordingly, options to purchase an aggregate of 209,000 shares of the Company's common stock remain available for grant under the Apex Plan.

The weighted-average fair value per share of options granted during the three months ended March 31, 2004 was $5.62. There were no options granted during the three months ended March 31, 2003. The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                                               Three Months Ended
                                                 March 31, 2004
                                               ------------------

            Dividend yield                             7.0 %
            Expected volatility                       49.0 %
            Risk-free interest rate                    5.0 %
            Expected life                            3 years


NOTE 11 - ACQUISITIONS

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

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred at the beginning of the year for the three months ended March 31, 2003:


                                                    Three Months Ended
                                                    ------------------
(In thousands, except per share amounts)              March 31, 2003
                                                    ------------------

Revenue                                                   $102,541

Income before income taxes                                  34,189


Net income                                                $ 22,612
                                                          ========

Earnings per share - basic                                $   0.93
                                                          ========

Earnings per share - diluted                              $   0.92
                                                          ========

Valley Bancorp, Inc.

In August 2001, AHM Holdings entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland ("Valley Bank"), a federal savings bank located in suburban Baltimore, Maryland, for a combination of cash and stock, subject to certain adjustments. Under the terms of the definitive agreement, the Company will pay 1.25 times Valley Bancorp's book value, or approximately $5.8 million. The acquisition agreement between AHM Holdings and Valley Bancorp has been extended through July 31, 2004. This transaction is subject to regulatory approval and no assurance can be given that such approval will be obtained or that the acquisition agreement with Valley Bancorp will be further extended if necessary.

NOTE 12 - SEGMENTS AND RELATED INFORMATION

The Company has three segments, the Mortgage-Backed Securities Holdings segment, the Loan Origination segment and the Loan Servicing segment. The Mortgage-Backed Securities Holdings segment uses the Company's equity capital and borrowed funds to invest in mortgage-backed securities, thereby producing net interest income. The Loan Origination segment originates mortgage loans through the Company's retail and internet branches and loans sourced through mortgage brokers (wholesale channel). The Loan Servicing segment includes investments in mortgage servicing rights as well as servicing operations primarily for other financial institutions.

The Mortgage-Backed Securities Holdings segment includes realized gains or losses on sales of mortgage-backed securities and unrealized mark-to-market gains or losses subsequent to the securitization date on mortgage-backed securities classified as trading securities.

The Loan Origination segment includes unrealized gains or losses that exist on the date of securitization of self-originated loans that are classified as trading securities.

                                                                   Three Months Ended March 31, 2004
                                                 ---------------------------------------------------------------------
                                                                             (in thousands)

                                                 Mortgage-Backed
                                                   Securities       Loan Origination    Loan Servicing
                                                 Holdings Segment       Segment             Segment           Total
                                                 ---------------------------------------------------------------------
Net interest income:
Interest income                                    $      15,149    $         18,901       $         --    $    34,050
Interest expense                                          (9,412)            (10,962)              (904)       (21,278)
                                                   -------------------------------------------------------------------
   Total net interest income                               5,737               7,939               (904)        12,772
                                                   -------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                             12,651              67,482                 --         80,133

Loan servicing fees                                           --                  --             10,318         10,318
Amortization                                                  --                  --             (7,346)        (7,346)
Impairment reserve provision                                  --                  --            (12,584)       (12,584)
                                                   -------------------------------------------------------------------
   Net loan servicing fees (loss)                             --                  --             (9,612)        (9,612)

Other non-interest income                                     --                 978                 --            978
                                                   -------------------------------------------------------------------
   Total non-interest income                              12,651              68,460             (9,612)        71,499
                                                   -------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                    50              38,600              1,132         39,782
   Occupancy and equipment                                    --               7,935                159          8,094
   Data processing and communications                          2               3,181                 30          3,213
   Office supplies and expenses                               --               2,747                371          3,118
   Marketing and promotion                                    --               2,212                 --          2,212
   Travel and entertainment                                    2               2,462                113          2,577
   Professional fees                                          71               2,213                144          2,428
   Other                                                   1,045               3,324              1,069          5,438
                                                   -------------------------------------------------------------------
      Total non-interest expenses                          1,170              62,674              3,018         66,862
                                                   -------------------------------------------------------------------

Net income before income tax expense (benefit)            17,218              13,725            (13,534)        17,409
                                                   -------------------------------------------------------------------

Income tax expense (benefit)                                  --               1,735             (5,549)        (3,814)

                                                   -------------------------------------------------------------------
Net income                                         $      17,218      $       11,990       $     (7,985)   $    21,223
                                                   ===================================================================

                                                                              March 31, 2004
                                                   -------------------------------------------------------------------

Segment assets                                     $   4,074,086      $    1,613,620       $    139,273    $ 5,826,979
                                                   ===================================================================

                                                                     Three Months Ended March 31, 2003
                                                  ---------------------------------------------------------------------------
                                                                              (in thousands)

                                                  Mortgage-Backed
                                                    Securities       Loan Origination    Loan Servicing
                                                  Holdings Segment        Segment             Segment              Total
                                                  ----------------------------------------------------------------------------
Net interest income:
Interest income                                    $            --     $       20,976      $           2      $        20,978
Interest expense                                                --             (9,421)              (788)             (10,209)
                                                   --------------------------------------------------------------------------
   Total net interest income                                    --             11,555               (786)              10,769
                                                   --------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                 --             88,211                 --               88,211

Loan servicing fees                                             --                 --             11,128               11,128
Amortization                                                    --                 --            (12,769)             (12,769)
Impairment reserve provision                                    --                 --             (5,713)              (5,713)
                                                   --------------------------------------------------------------------------
Net loan servicing fees (loss)                                  --                 --             (7,354)              (7,354)

Other non-interest income                                       --              2,928                 --                2,928
                                                   --------------------------------------------------------------------------
   Total non-interest income                                    --             91,139             (7,354)              83,785
                                                   --------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                      --             43,841                806               44,647
   Occupancy and equipment                                      --              5,492                131                5,623
   Data processing and communications                           --              3,052                 27                3,079
   Office supplies and expenses                                 --              2,664                359                3,023
   Marketing and promotion                                      --              2,797                  2                2,799
   Travel and entertainment                                     --              1,986                  1                1,987
   Professional fees                                            --              1,709                132                1,841
   Other                                                        --              3,259                406                3,665
                                                   --------------------------------------------------------------------------
      Total non-interest expenses                               --             64,800              1,864               66,664
                                                   --------------------------------------------------------------------------

Net income before income tax expense (benefit)                  --             37,894            (10,004)              27,890
                                                   --------------------------------------------------------------------------

Income tax expense (benefit)                                    --             15,584             (4,007)              11,577

                                                   --------------------------------------------------------------------------
Net income                                         $            --     $       22,310      $      (5,997)     $        16,313
                                                   ==========================================================================

                                                                               December 31, 2003
                                                   --------------------------------------------------------------------------

Segment assets                                     $     1,865,414     $    1,372,976      $     164,000      $     3,402,390
                                                   ==========================================================================

                                     ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Regarding Forward-Looking Statements

This report, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of the federal securities laws. Some of the forward-looking statements can be identified by the use of forward-looking words. When used in this report, statements which are not historical in nature, including the words "anticipate," "may," "estimate," "should," "seek," "expect," "plan," "believe," "intend," and similar words, or the negatives of those words, are intended to identify forward-looking statements. Statements which also contain a projection of revenues, earnings
(loss), capital expenditures, dividends, capital structure or other financial terms are intended to be forward-looking statements. Certain statements regarding the following particularly are forward-looking in nature:

      o     our business strategy;

      o future performance, developments, market forecasts or projected dividends;

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

      o     general economic, political, market, financial or legal conditions;
            and

      o the other factors referenced in this report, including, without limitation, those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Critical Accounting Policies and Estimates

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

Mortgage Loans Held for Sale - The hedged mortgage loans held for sale are carried at the lower of cost or aggregate market value. The cost basis includes the capitalized value of the IRLCs related to the mortgage loans and any net deferred origination costs. For mortgage loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current yield requirements calculated on an aggregate basis.

Mortgage Servicing Rights - When we acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained, the total cost of the loans is allocated to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The amount attributable to the servicing assets is capitalized as MSRs on the consolidated balance sheets. The MSRs are amortized to expense in proportion to and over the period of estimated net servicing income.

The MSRs are assessed for impairment based on the fair value of those assets. We estimate the fair value of the servicing assets by obtaining market information from a primary mortgage servicing rights broker. When the book value of capitalized servicing assets exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. We have determined that the predominant risk characteristic is the interest rate on the underlying loan. We measure impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, we periodically evaluate our MSRs for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. We receive a sensitivity analysis of the estimated fair value of our MSRs assuming a 200-basis-point instantaneous increase in interest rates from an independent mortgage servicing rights broker. The fair value estimate includes changes in market assumptions that would be expected given the increase in mortgage rates (e.g., prepayment speeds would be lower). We believe this 200-basis-point increase in mortgage rates to be an appropriate threshold for determining the recoverability of the temporary impairment because that size rate increase is foreseeable and consistent with historical mortgage rate fluctuations. When using this instantaneous change in rates, if the fair value of the strata of MSRs is estimated to increase to a point where all of the impairment would be recovered, the impairment is considered to be temporary. When we determine that a portion of the MSRs is not recoverable, the related MSRs and the previously established valuation allowance are correspondingly reduced to reflect other than temporary impairment.

Derivative Assets and Derivative Liabilities - Our mortgage-committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs remaining to originate the loan. In March 2004, the SEC issued SAB No. 105, which provides industry guidance that will change the timing of recognition of MSRs for IRLCs initiated after March 31, 2004. See "Recently Issued Accounting Standards" in Note 1 to the Consolidated Financial Statements.

We use other derivative instruments, including mortgage forward delivery contracts and treasury futures options, to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

We use mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of our agency-eligible conforming fixed-rate loans and most of our non-conforming fixed-rate loans held for sale. At the inception of the hedge, we formally document the relationship between the forward delivery contracts and the mortgage inventory, as well as our objective and strategy for undertaking the hedge transactions. In the case of our conventional conforming fixed rate loan products, the notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to us. We classify and account for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

We enter into interest rate swap agreements to manage our interest rate exposure when financing our adjustable-rate mortgage loans and mortgage-backed securities. The swap agreements are accounted for as cash flow hedges and carried on the balance sheet at fair value. The fair values of our swap agreements are generally based on market prices provided by certain dealers who make markets on these financial instruments or third-party pricing services. If the fair value of a trading security is not reasonably available, management estimates the fair value, which requires management's judgment and may not be indicative of the amounts we could realize in a current market exchange.

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

Financial Condition

At March 31, 2004, 68.7% of our total assets were mortgage-backed securities and 23.5% were mortgage loans held for sale, compared to 51.8% and 36.0%, respectively, at December 31, 2003.

Total assets increased $2.4 billion to $5.8 billion at March 31, 2004 from $3.4 billion at December 31, 2003. The increase primarily reflects an increase in mortgage-backed securities of $2.2 billion and a $0.1 billion rise in mortgage loans held for sale. The growth in mortgage-backed securities was primarily funded by an increase in reverse repurchase agreements of $2.1 billion. The increase in loans held for sale was funded by a $0.1 billion rise in warehouse lines of credit.

The following table summarizes our mortgage-backed securities owned at March 31, 2004 and December 31, 2003, classified by type of issuer and by ratings categories:

                                                              March 31, 2004
                             ---------------------------------------------------------------------------------
                                Trading Securities     Securities Available for Sale             Total
                             ----------------------    -----------------------------    ----------------------

                              Carrying    Portfolio        Carrying    Portfolio          Carrying   Portfolio
                               Value         Mix            Value         Mix                Value      Mix
                             ----------   ---------       ----------   ---------        ----------   ---------
                                                           (Dollars in thousands)
Agency securities            $  614,219        54.9%      $  935,458        32.4%       $1,549,677        38.7%

Privately issued:
   AAA                          160,474        14.4        1,858,699        64.4         2,019,173        50.4
   AA                           330,699        29.6           34,027         1.2           364,726         9.1
   A                              6,277         0.5           21,287         0.7            27,564         0.7
   BBB                               --          --           10,867         0.4            10,867         0.3
  Unrated (1)                     6,470         0.6           24,602         0.9            31,072         0.8
                             ----------   ---------       ----------   ---------        ----------   ---------
Total                        $1,118,139       100.0%      $2,884,940       100.0%       $4,003,079       100.0%
                             ==========   =========       ==========   =========        ==========   =========

(1) Unrated subordinated certificates retained by the Company as credit enhancements for its privately issued securities.



                                                         December 31, 2003
                         ----------------------------------------------------------------------------------
                           Trading Securities       Securities Available for Sale             Total
                         ----------------------     -----------------------------    ----------------------

                          Carrying    Portfolio         Carrying    Portfolio          Carrying   Portfolio
                           Value         Mix             Value         Mix                Value      Mix
                         ----------   ---------        ----------   ---------        ----------   ---------
                                                        (Dollars in thousands)
Agency securities        $  287,577        60.0%       $  713,790        55.6  %     $1,001,367        56.8%

Privately issued:
   AAA                      167,974        35.0           570,025        44.4           737,999        41.8
   AA                        11,322         2.4                --          --            11,322         0.6
   A                          6,470         1.3                --          --             6,470         0.4
  Unrated (1)                 6,470         1.3                --          --             6,470         0.4
                         ----------   ---------        ----------   ---------        ----------   ---------
Total                    $  479,813       100.0%       $1,283,815       100.0  %     $1,763,628       100.0%
                         ==========   =========        ==========   =========        ==========   =========

(1) An unrated subordinated certificate retained by the Company as a credit enhancement for its privately issued securities.

The following table classifies our mortgage-backed securities portfolio by type of interest rate index at March 31, 2004 and December 31, 2003:

                                                                    March 31, 2004
                                      --------------------------------------------------------------------------
                                                                       Securities
                                        Trading Securities         Available for Sale              Total
                                      ----------------------    ----------------------    ----------------------

                                       Carrying    Portfolio     Carrying    Portfolio      Carrying   Portfolio
                                        Value         Mix         Value         Mix            Value      Mix
                                      ----------   ---------    ----------   ---------    ----------   ---------
                                                                (Dollars in thousands)
Index:
One-month LIBOR                       $  312,162        27.9%   $  108,486         3.8%   $  420,648        10.5%
Six-month LIBOR                          191,906        17.2     1,239,865        43.0     1,431,771        35.8
One-year LIBOR                           593,901        53.1     1,207,428        41.9     1,801,329        45.0
One-year constant maturity treasury       20,170         1.8       329,161        11.3       349,331         8.7
                                      ----------   ---------    ----------   ---------    ----------   ---------
Total                                 $1,118,139       100.0%   $2,884,940       100.0%   $4,003,079       100.0%
                                      ==========   =========    ==========   =========    ==========   =========


                                                                    December 31, 2003
                                        --------------------------------------------------------------------------
                                                                        Securities
                                          Trading Securities        Available for Sale               Total
                                        ----------------------    ----------------------    ----------------------

                                         Carrying    Portfolio     Carrying    Portfolio      Carrying   Portfolio
                                          Value         Mix         Value         Mix            Value      Mix
                                        ----------   ---------    ----------   ---------    ----------   ---------
                                                                   (Dollars in thousands)
Index:
One-month LIBOR                         $  189,772        39.6%   $       --          --%   $  189,772        10.8%
Six-month LIBOR                                 --          --       517,248        40.3       517,248        29.3
One-year LIBOR                             261,548        54.5       610,963        47.6       872,511        49.5
One-year constant maturity treasury         28,493         5.9       155,604        12.1       184,097        10.4
                                        ----------   ---------    ----------   ---------    ----------   ---------
Total                                   $  479,813       100.0%   $1,283,815       100.0%   $1,763,628       100.0%
                                        ==========   =========    ==========   =========    ==========   =========

The following table classifies our mortgage-backed securities portfolio by product type at March 31, 2004 and December 31, 2003:

                                                       March 31, 2004
                         --------------------------------------------------------------------------
                                                         Securities
                           Trading Securities        Available for Sale               Total
                         ----------------------    ----------------------    ----------------------

                          Carrying    Portfolio     Carrying    Portfolio      Carrying   Portfolio
                           Value         Mix         Value         Mix            Value      Mix
                         ----------   ---------    ----------   ---------    ----------   ---------
                                                   (Dollars in thousands)
Product:
1 month ARM              $  184,200        16.5%   $       --          --%   $  184,200         4.6%
6 month ARM                      --          --       577,013        20.0       577,013        14.4
1 x 1 ARM                   127,961        11.4       184,098         6.4       312,059         7.8
3/1 Hybrid ARM              418,082        37.4       640,850        22.2     1,058,932        26.5
5/1 Hybrid ARM              387,896        34.7     1,482,979        51.4     1,870,875        46.7
                         ----------   ---------    ----------   ---------    ----------   ---------
Total                    $1,118,139       100.0%   $2,884,940       100.0%   $4,003,079       100.0%
                         ==========   =========    ==========   =========    ==========   =========


                                                      December 31, 2003
                         --------------------------------------------------------------------------
                                                         Securities
                           Trading Securities         Available for Sale              Total
                         ----------------------    ----------------------    ----------------------

                          Carrying    Portfolio     Carrying    Portfolio      Carrying   Portfolio
                           Value         Mix         Value         Mix            Value      Mix
                         ----------   ---------    ----------   ---------    ----------   ---------
                                                   (Dollars in thousands)
Product:
1 month ARM              $  189,771        39.6%   $       --          --%   $  189,771        10.8%
6 month ARM                      --          --       182,559        14.2       182,559        10.4
1 x 1 ARM                        --          --        30,338         2.4        30,338         1.7
3/1 Hybrid ARM              133,019        27.7       415,674        32.4       548,693        31.1
5/1 Hybrid ARM              133,140        27.7       619,688        48.2       752,828        42.6
7/1 Hybrid ARM               23,883         5.0        35,556         2.8        59,439         3.4
                         ----------   ---------    ----------   ---------    ----------   ---------
Total                    $  479,813       100.0%   $1,283,815       100.0%   $1,763,628       100.0%
                         ==========   =========    ==========   =========    ==========   =========


During the quarter ended March 31, 2004, we purchased $2.1 billion of mortgage-backed securities and added $1.0 billion of self-originated mortgage-backed securities.

During the quarter ended March 31, 2004, we sold $789.6 million of mortgage-backed securities.

The average cost basis of our mortgage-backed securities, excluding unrealized gains and losses, was 101.6% of par as of March 31, 2004 and 101.5% of par as of December 31, 2003.

We had payables for securities purchased of $134.6 million and $259.7 million as of March 31, 2004 and December 31, 2003, respectively.

As of May 6, 2004, we held $5.4 billion of mortgage-backed securities and we project our mortgage-backed securities to reach approximately $6.5 billion by June 30, 2004.

Results of Operations - Comparison of the Three Months Ended March 31, 2004 and 2003

                                                                         Three Months Ended March 31, 2004
                                                    --------------------------------------------------------------------------
                                                                                  (in thousands)

                                                    Mortgage-Backed
                                                       Securities       Loan Origination    Loan Servicing
                                                    Holdings Segment         Segment             Segment           Total
                                                    --------------------------------------------------------------------------
Net interest income:
Interest income                                       $     15,149       $      18,901       $         --    $          34,050
Interest expense                                            (9,412)            (10,962)              (904)             (21,278)
                                                    --------------------------------------------------------------------------
   Total net interest income                                 5,737               7,939               (904)              12,772
                                                    --------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                               12,651              67,482                 --               80,133

Loan servicing fees                                             --                  --             10,318               10,318
Amortization                                                    --                  --             (7,346)              (7,346)
Impairment reserve provision                                    --                  --            (12,584)             (12,584)
                                                    --------------------------------------------------------------------------
   Net loan servicing fees (loss)                               --                  --             (9,612)              (9,612)

Other non-interest income                                       --                 978                 --                  978
                                                    --------------------------------------------------------------------------
   Total non-interest income                                12,651              68,460             (9,612)              71,499
                                                    --------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                      50              38,600              1,132               39,782
   Occupancy and equipment                                      --               7,935                159                8,094
   Data processing and communications                            2               3,181                 30                3,213
   Office supplies and expenses                                 --               2,747                371                3,118
   Marketing and promotion                                      --               2,212                 --                2,212
   Travel and entertainment                                      2               2,462                113                2,577
   Professional fees                                            71               2,213                144                2,428
   Other                                                     1,045               3,324              1,069                5,438
                                                    --------------------------------------------------------------------------
      Total non-interest expenses                            1,170              62,674              3,018               66,862
                                                    --------------------------------------------------------------------------

Net income before income tax expense (benefit)              17,218              13,725            (13,534)              17,409
                                                    --------------------------------------------------------------------------

Income tax expense (benefit)                                    --               1,735             (5,549)              (3,814)

                                                    --------------------------------------------------------------------------
Net income                                            $     17,218       $      11,990       $     (7,985)      $       21,223
                                                    ==========================================================================

                                                                                   March 31, 2004
                                                    --------------------------------------------------------------------------

Segment assets                                        $  4,074,086       $   1,613,620       $    139,273       $    5,826,979
                                                    ==========================================================================

                                                                     Three Months Ended March 31, 2003
                                                 ----------------------------------------------------------------------------
                                                                               (in thousands)

                                                  Mortgage-Backed
                                                    Securities       Loan Origination    Loan Servicing
                                                 Holdings Segment        Segment             Segment              Total
                                                 ----------------------------------------------------------------------------
Net interest income:
Interest income                                    $            --     $       20,976      $           2      $        20,978
Interest expense                                                --             (9,421)              (788)             (10,209)
                                                 ----------------------------------------------------------------------------
   Total net interest income                                    --             11,555               (786)              10,769
                                                 ----------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                 --             88,211                 --               88,211

Loan servicing fees                                             --                 --             11,128               11,128
Amortization                                                    --                 --            (12,769)             (12,769)
Impairment reserve provision                                    --                 --             (5,713)              (5,713)
                                                 ----------------------------------------------------------------------------
Net loan servicing fees (loss)                                  --                 --             (7,354)              (7,354)

Other non-interest income                                       --              2,928                 --                2,928
                                                 ----------------------------------------------------------------------------
   Total non-interest income                                    --             91,139             (7,354)              83,785
                                                 ----------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                      --             43,841                806               44,647
   Occupancy and equipment                                      --              5,492                131                5,623
   Data processing and communications                           --              3,052                 27                3,079
   Office supplies and expenses                                 --              2,664                359                3,023
   Marketing and promotion                                      --              2,797                  2                2,799
   Travel and entertainment                                     --              1,986                  1                1,987
   Professional fees                                            --              1,709                132                1,841
   Other                                                        --              3,259                406                3,665
                                                 ----------------------------------------------------------------------------
      Total non-interest expenses                               --             64,800              1,864               66,664
                                                 ----------------------------------------------------------------------------

Net income before income tax expense (benefit)                  --             37,894            (10,004)              27,890
                                                 ----------------------------------------------------------------------------

Income tax expense (benefit)                                    --             15,584             (4,007)              11,577

                                                 ----------------------------------------------------------------------------
Net income                                         $            --     $       22,310      $      (5,997)     $        16,313
                                                 ============================================================================

                                                                              December 31, 2003
                                                 ----------------------------------------------------------------------------

Segment assets                                     $     1,865,414     $    1,372,976      $     164,000      $     3,402,390
                                                 ============================================================================

Mortgage-Backed Securities Holdings Segment

Our Mortgage-Backed Securities Holdings segment began operations on December 3, 2003 as a result of the reorganization of the Company into a REIT and the merger with Apex. The segment's business is the holding for net interest income of adjustable-rate mortgage ("ARM")-backed securities.

The following table presents the average balances for the Mortgage-Backed Securities Holdings segment's mortgage-backed securities and reverse repurchase agreements, corresponding annualized effective rate of interest and the related interest income or expense:

                                        Three Months Ended March 31,
                                    -----------------------------------
(Dollars in thousands)                              2004
                                    -----------------------------------
                                      Average                 Average
                                      Balance     Interest   Yield/Cost
                                    -----------   --------   ----------

Mortgage-backed securities, net     $ 1,958,339   $ 15,149         3.09%
                                    -----------   --------   ----------


Reverse repurchase agreements (1)     1,795,332      9,412         2.10%
                                    -----------   --------   ----------

Net interest income                               $  5,737
                                                  ========
Interest rate spread                                               0.99%
                                                             ==========
Net interest margin                                                1.17%
                                                             ==========

(1) Includes net interest expense on interest rate swaps

Revenues. Total revenues for the Mortgage-Backed Securities Holdings segment were $18.4 million, consisting entirely of $12.7 million of gain on mortgage-backed securities and $5.7 million of net interest income.

Loan Origination Segment

The Loan Origination segment's primary business is the origination and sale of primarily one-to-four family residential mortgage loans. Total loan originations for the quarter ended March 31, 2004 were $4.4 billion compared to $4.3 billion for the first quarter of 2003, a 2.3% increase. At March 31, 2004, the segment had 279 loan origination offices and 2,757 employees compared with 272 loan origination offices and 2,791 employees at December 31, 2003.

Gain on Sales of Mortgage Loans and Mortgage-Backed Securities. The Loan Origination segment's primary source of revenue is the gain on sales of mortgage loans originated by the segment. Gain on sales of mortgage loans for the first quarter of 2004 totaled $52.7 million compared with $88.2 million for the first quarter of 2003.

Net Interest Income. Total interest income for the quarter ended March 31, 2004 on our Loan Origination segment's mortgages held for sale was $18.9 million, compared to interest income for the quarter ended March 31, 2003 of $21.0 million, a decrease of $2.1 million, or 9.9%. The decrease was primarily due to lower average yield in 2004. Our Loan Origination segment funds its loan inventory primarily through borrowing facilities with several mortgage warehouse lenders. Total interest expense for the quarter ended March 31, 2004 was $11.0 million, compared to interest expense for the quarter ended March 31, 2003 of $9.4 million, a 16.4% increase, which was primarily due to increased borrowings to fund our large loan inventory.

Other Revenue. Other revenue totaled $1.0 million for the quarter ended March 31, 2004 compared to $2.9 million for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, other income primarily includes revenue from title services of $0.2 million, rental income of $0.6 million and premiums earned totaling approximately $0.1 million. For the quarter ended March 31, 2003, other income primarily consists of Principal Fulfillment Fees of $1.9 million, revenue from title services of $0.5 million and volume incentive bonuses received from loan purchasers totaling approximately $0.4 million. The fulfillment fees represent non-recurring fees received from Principal Residential Mortgage, Inc. ("PRM") for loans closed by us on behalf of PRM. As part of the agreement to acquire the retail branches of PRM (the "Principal Branches"), we agreed to assume the costs incurred to close out PRM's application pipeline as of the date of the agreement on behalf of PRM for a per loan fee.

Expenses. Total expenses of our Loan Origination segment for the quarter ended March 31, 2004 were $62.6 million, compared to $64.6 million for the quarter ended March 31, 2003.

Our operating expenses represent costs that are not eligible to be added to the book value of the loans because they are not considered direct origination costs under the rules of SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases." Direct origination costs are added to the book value of loans and either reduce the gain on sale of loans if the loans are sold or are amortized over the life of the loan.

Salaries, commissions and benefits for the quarter ended March 31, 2004 were $38.6 million, or 87 basis points of total loan originations, compared to $43.8 million, or 102 basis points of total loan originations, for the quarter ended March 31, 2003.

Operating expenses, excluding salaries, commissions and benefits, were 54 basis points of total loan originations for the quarter ended March 31, 2004 and 48 basis points for the quarter ended March 31, 2003.

Income Tax Expense. Income tax expense decreased to $1.7 million for the quarter ended March 31, 2004 from $15.6 million for the quarter ended March 31, 2003, a decrease of $13.9 million, or 89.1%. The effective tax rate for the Loan Origination segment is 12.6%, which includes permanent book-to-tax differences related to activity within the REIT and the transactions between the taxable REIT subsidiary ("TRS") and qualified REIT subsidiary ("QRS").

Loan Servicing Segment

The Loan Servicing segment total revenues for the quarter ended March 31, 2004 were a loss of $10.5 million compared to a loss of $8.1 million for the quarter ended March 31, 2003, a decrease of $2.4 million, or 29.6%.

Net loan servicing fees were a loss of $9.6 million for the quarter ended March 31, 2004, compared to a loss of $7.4 million for the quarter ended March 31, 2003.

Loan servicing fees decreased to $10.3 million for the quarter ended March 31, 2004 from $11.1 million for the quarter ended March 31, 2003, a decrease of $0.8 million, or 7.2%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $2.4 million for the quarter ended March 31, 2004 compared to $3.6 million for the quarter ended March 31, 2003, a decrease of $1.2 million, or 33.3%.

Amortization decreased to $7.3 million for the quarter ended March 31, 2004 from $12.8 million for the quarter ended March 31, 2003, a decrease of $5.5 million, or 43.0%.

We recognized a temporary impairment provision of $12.6 million for the quarter ended March 31, 2004 versus a temporary impairment provision of $5.7 million for the quarter ended March 31, 2003, resulting in a decrease in net loan servicing fees of $6.9 million. The increase in impairment provision in the quarter ended March 31, 2004 is due to a decrease in the fair value of servicing rights attributable to an increase in estimated future prepayment speeds. The increase in estimated future prepayment speeds was a result of a reduction of interest rates in the quarter ended March 31, 2004. Given the current level of interest rates, the Company expects amortization to slow and expects to recover its impairment reserve, net of taxes, in the quarter ended June 30, 2004.

Expenses. Total expenses of our Loan Servicing segment for the quarter ended March 31, 2004 were $3.0 million, compared to $1.9 million for the quarter ended March 31, 2003.

Income Tax Benefit. Income tax benefit increased to $5.5 million for the quarter ended March 31, 2004 from a $4.0 million benefit for the quarter ended March 31, 2003, an increase of $1.5 million, or 37.5%.

Liquidity and Capital Resources

We have arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 13 different financial institutions and on March 31, 2004 had borrowed funds from five of these firms. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of March 31, 2004, we had $3.4 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.24% before the impact of interest rate swaps and a weighted-average remaining maturity of 4.4 months.

To originate a mortgage loan, we draw against a $1.2 billion pre-purchase facility with UBS Real Estate Securities Inc. (formerly Paine Webber Real Estate Securities Inc.) ("UBS"), a $450 million bank syndicated facility led by Residential Funding Corporation ("RFC"), a $450 million facility with CDC IXIS Capital Markets North America Inc. ("CDC"), a facility of $350 million with Morgan Stanley Bank ("Morgan Stanley") and a facility of $200 million with Credit Lyonnais. In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc. These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth. At May 4, 2004, the aggregate outstanding balance under the warehouse facilities was $1.9 billion, the aggregate outstanding balance in drafts payable was $49.7 million and the aggregate maximum amount available for additional borrowings was $604.8 million.

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

As of March 31, 2004, our aggregate warehouse facility borrowings were $1.3 billion (including $26 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $64.3 million, compared to $1.1 billion (including $29 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $25.6 million as of December 31, 2003. At March 31, 2004, our loans held for sale were $1.4 billion compared to $1.2 billion at December 31, 2003.

In addition to the UBS, CDC, RFC, Morgan Stanley, and Credit Lyonnais warehouse facilities, we have a purchase and sale agreement with UBS. This agreement allows us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Amounts sold and being held under this agreement at March 31, 2004 and December 31, 2003 were $234 million and $236 million, respectively. The amount so held under this agreement at May 3, 2004 was $263 million. This agreement is not a committed facility and may be terminated at the discretion of the counterparty.

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

We also have a $100 million term loan facility with a bank syndicate led by RFC which we use to finance our MSRs. The term loan facility expires on May 28, 2004. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At March 31, 2004 and December 31, 2003, borrowings under our term loan facility were $76.5 million and $71.5 million, respectively.

Cash and cash equivalents increased to $97.6 million at March 31, 2004 from $53.1 million at December 31, 2003.

Our primary sources of cash and cash equivalents during the quarter ended March 31, 2004, were as follows:

      o     $ 2.1 billion increase in reverse repurchase agreements;

      o     $ 341.9 million proceeds from issuance of capital stock; and

      o     $ 130.1 million increase in warehouse lines of credit.

Our primary uses of cash and cash equivalents during the quarter ended March 31, 2004, were as follows:

      o     $ 2.2 billion net increase in mortgage-backed securities; and

      o     $ 147.2 million net increase in mortgage loans held for sale.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at March 31, 2004:

                                                  Less Than                                       After
                                      Total        1 Year       1 - 3 Years       4 - 5 Years     5 Years
                                   -----------   -----------   --------------   --------------   --------
                                                               (in thousands)
Warehouse facilities               $ 1,251,845   $ 1,251,845   $           --   $           --   $     --
Operating leases                        48,218        11,396           28,897            7,286        639
Notes payable                          106,423        80,320              697              780     24,626
Reverse repurchase agreements        3,394,941     3,394,941               --               --         --
Payable for securities purchased       134,647       134,647               --               --         --

                                     ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Movements in interest rates can pose a major risk to the Company in either a rising or declining interest rate environment. The Company depends on substantial borrowings to conduct its business. These borrowings are all done at variable interest rate terms which will increase as short term interest rates rise. Additionally, when interest rates rise, loans held for sale and any applications in process with locked-in rates decrease in value. To preserve the value of such fixed-rate loans or applications in process with locked-in rates, agreements are executed for mandatory loan sales to be settled at future dates with fixed prices. These sales take the form of forward sales of mortgage-backed securities.

When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In those instances, the Company may be required to purchase loans at current market prices to fulfill existing mandatory loan sale agreements, thereby incurring losses upon sale. The Company uses an interest rate hedging program to manage these risks. Through this program, mortgage-backed securities are purchased and sold forward and options are acquired on treasury futures contracts.

In the event that the Company does not deliver into the forward delivery commitments or exercise its option contracts, the instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All forward delivery commitments and option contracts to buy securities are to be contractually settled within six months of the balance sheet date.

The Company's hedging program contains an element of risk because the counterparties to its mortgage and treasury securities transactions may be unable to meet their obligations. While the Company does not anticipate nonperformance by any counterparty, it is exposed to potential credit losses in the event the counterparty fails to perform. The Company's exposure to credit risk in the event of default by a counterparty is the difference between the contract and the current market price. The Company minimizes its credit risk exposure by limiting the counterparties to well-capitalized banks and securities dealers who meet established credit and capital guidelines. Movements in interest rates also impact the value of MSRs. When interest rates decline, the loans underlying the MSRs are generally expected to prepay faster, which reduces the market value of the MSRs. The Company considers the expected increase in loan origination volumes and the resulting additional origination related income as a natural hedge against the expected change in the value of MSRs. Lower mortgage rates generally reduce the fair value of the MSRs, as increased prepayment speeds are highly correlated with lower levels of mortgage interest rates.

The Company enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure when financing its adjustable-rate loans and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates, by entering into borrowings with maturity terms of less than one year, and frequently six to 12 months. The Company's adjustable-rate loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to 12 months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities. The Company's duration gap was less than one month on March 31, 2004.

The following table summarizes the Company's interest rate sensitive instruments:

                                                                    March 31, 2004
                                                         ---------------------------------------
                                                          Notional      Carrying      Estimated
                                                           Amount        Amount      Fair Value
                                                         -----------   -----------   -----------
                                                                      (In thousands)
Assets:
Mortgage-backed securities                               $ 3,969,385   $ 4,003,079   $ 4,003,079
Interest rate lock commitments                             2,097,828        24,151        24,151
Mortgage loans held for sale, net                          1,330,349     1,371,048     1,375,686
Mortgage servicing rights, net                             8,956,144       113,519       113,519

Liabilities:
Forward delivery commitments- Loan commitments           $   430,019   $       699   $       699
Forward delivery commitments - Loans held for sale (1)       944,000           150           150
Interest rate swaps                                        1,270,000        20,596        20,596


                                                                   December 31, 2003
                                                         ---------------------------------------

                                                          Notional      Carrying      Estimated
                                                           Amount        Amount      Fair Value
                                                         -----------   -----------   -----------
                                                                      (In thousands)
Assets:
Mortgage-backed securities                               $ 1,759,064   $ 1,763,628   $ 1,763,628
Interest rate lock commitments                             1,140,350        20,837        20,837
Mortgage loans held for sale, net                          1,187,314     1,223,827     1,226,141
Mortgage servicing rights, net                             8,272,294       117,784       117,784

Liabilities:
Forward delivery commitments- Loan commitments           $   477,863   $     4,358   $     4,358
Forward delivery commitments - Loans held for sale (1)     1,161,217         2,300         2,300
Interest rate swaps                                          755,000         6,036         6,036

(1) This amount is included in mortgage loans held for sale, net (see Note 3).


The Company had total commitments to lend at March 31, 2004 and December 31, 2003 of $7.3 billion and $4.0 billion, respectively.


                                     ITEM 4.

                             CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this quarterly report. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2004.

                            PART II-OTHER INFORMATION

                                     ITEM 1.

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

                                     ITEM 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended March 31, 2004.

The Company acquired First Home Mortgage Corp. ("First Home") on June 30, 2000. In addition to the shares paid to former First Home shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders as additional consideration under the earnout provisions of the merger agreement. On January 1, 2004, pursuant to these earnout provisions, the Company issued an aggregate of 2,304 shares of common stock to such shareholders as additional consideration. In addition, on February 15, 2004, the Company issued 2,454 shares of common stock to such shareholders. These securities were exempt from registration under Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

                                     ITEM 3.

                         DEFAULTS UPON SENIOR SECURITIES

                                      None.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.

                                     ITEM 5.

                                OTHER INFORMATION

                                      None.

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit 10.1 Amendment to Amended and Restated Master Repurchase Agreement, dated as of January 1, 2004, by and between American Home Mortgage Corp. and CDC Mortgage Capital Inc.

Exhibit 10.2 Guarantee, dated as of January 1, 2004, made by the Company, as Guarantor, on behalf of American Home Mortgage Corp. in favor of CDC Mortgage Capital Inc.

Exhibit 10.3 Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., the Company, American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated.

Exhibit 10.4 Amended and Restated Mortgage Loan Repurchase Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., the Company, American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated.

Exhibit 10.5 Amended and Restated Mortgage Loan Custodial Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., Deutsche Bank National Trust Company, the Company, American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated.

Exhibit 10.6 Amended and Restated Mortgage Loan Participation Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., the Company, American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated.

Exhibit 10.7 Amended and Restated Custodial Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., Deutsche Bank National Trust Company, the Company, American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated.

Exhibit 10.8 Amended and Restated Employment Agreement, dated as of April 27, 2004, by and between American Home Mortgage Holdings, Inc. and John A. Johnston.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the fiscal quarter ended March 31, 2004, the Company filed with the SEC the following Current Reports on Form 8-K:

      o Current Report on Form 8-K, dated February 12, 2004, and filed on February 12, 2004, which reported the commencement of a proposed offering of 10 million shares of the Company's common stock pursuant to a universal shelf registration statement on Form S-3, and announced the declaration of two special dividends in lieu of one regular dividend at the end of the first quarter of 2004.

      o Current Report on Form 8-K, dated January 29, 2004, and furnished to the SEC on January 29, 2004, which disclosed that the Company had issued a press release announcing its financial results for the fiscal quarter and year ended December 31, 2003.

      o Current Report on Form 8-K, dated January 12, 2004, and filed with the SEC on January 12, 2004, which reported that the Company would report its financial results for the fiscal quarter and year ended December 31, 2003 on January 29, 2004, and announced that the Company's universal shelf registration statement on Form S-3 was declared effective by the SEC on January 12, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERICAN HOME MORTGAGE INVESTMENT CORP.
                                 (Registrant)


Date: May 10, 2004               By:  /s/ Michael Strauss
                                    --------------------------------------------
                                    Michael Strauss
                                    Chairman of the Board, Chief Executive
                                    Officer and President


Date: May 10, 2004               By:  /s/ Stephen A. Hozie
                                    --------------------------------------------
                                    Stephen A. Hozie
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS
Exhibit
  No.                                     Description
-------          ---------------------------------------------------------------

10.1        --   Amendment to Amended and Restated Master Repurchase Agreement,
                 dated as of January 1, 2004, by and between American Home
                 Mortgage Corp. and CDC Mortgage Capital Inc.

10.2        --   Guarantee, dated as of January 1, 2004, made by the Company, as
                 Guarantor, on behalf of American Home Mortgage Corp. in favor of CDC Mortgage Capital Inc.

10.3        --   Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities
                 Inc., the Company, American Home Mortgage Acceptance, Inc.,
                 American Home Mortgage Holdings, Inc., American Home Mortgage
                 Corp. and Columbia National, Incorporated.

10.4        --   Amended and Restated Mortgage Loan Repurchase Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities
                 Inc., the Company, American Home Mortgage Acceptance, Inc.,
                 American Home Mortgage Holdings, Inc., American Home Mortgage
                 Corp. and Columbia National, Incorporated.

10.5        --   Amended and Restated Mortgage Loan Custodial Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities
                 Inc., Deutsche Bank National Trust Company, the Company,
                 American Home Mortgage Acceptance, Inc., American Home Mortgage
                 Holdings, Inc., American Home Mortgage Corp. and Columbia
                 National, Incorporated.

10.6        --   Amended and Restated Mortgage Loan Participation Agreement,
                 dated as of February 6, 2004, by and among UBS Real Estate
                 Securities Inc., the Company, American Home Mortgage
                 Acceptance, Inc., American Home Mortgage Holdings, Inc.,
                 American Home Mortgage Corp. and Columbia National,
                 Incorporated.

10.7        --   Amended and Restated Custodial Agreement, dated as of February
                 6, 2004, by and among UBS Real Estate Securities Inc., Deutsche
                 Bank National Trust Company, the Company, American Home
                 Mortgage Acceptance, Inc., American Home Mortgage Holdings,
                 Inc., American Home Mortgage Corp. and Columbia National,
                 Incorporated.

10.8        --   Amended and Restated Employment Agreement, dated as of April
                 27, 2004, by and between American Home Mortgage Holdings, Inc.
                 and John A. Johnston.

31.1        --   Certification of Chief Executive Officer pursuant to Rule
                 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        --   Certification of Chief Financial Officer pursuant to Rule
                 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        --   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        --   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.