Form 10-Q
period 2004-06-30
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2004-08-09
CIK 1256536

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2004.

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
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [__]

      As of August 4, 2004, there were 40,137,829 shares of the registrant's common stock, par value $0.01 per share, outstanding.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                          PART I-FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2004 and
         December 31, 2003.....................................................1

         Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 2004 and 2003...................................2

         Consolidated Statements of Stockholders' Equity for the
         Six Months Ended June 30, 2004 and 2003...............................3

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2004 and 2003..........................................4

         Notes to Consolidated Financial Statements ...........................5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........40

Item 4.  Controls and Procedures..............................................42

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings....................................................43

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities.......................................43

Item 3.  Defaults Upon Senior Securities......................................44

Item 4.  Submission of Matters to a Vote of Security Holders..................44

Item 5.  Other Information....................................................44

Item 6.  Exhibits and Reports on Form 8-K ....................................44

SIGNATURES

INDEX TO EXHIBITS

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                 June 30,      December 31,
                                                                                   2004            2003
                                                                              --------------  --------------
Assets:
  Cash and cash equivalents                                                       $ 433,918        $ 53,148
  Accounts receivable and servicing advances                                        100,489          84,311
  Mortgage-backed securities (including securities pledged of $6,786,841 and
      $1,426,477 as of June 30, 2004 and December 31, 2003, respectively)         7,331,162       1,763,628
  Mortgage loans held for sale, net                                               1,435,998       1,226,127
  Derivative assets                                                                  44,608          20,837
  Mortgage servicing rights, net                                                    141,818         117,784
  Premises and equipment, net                                                        44,541          41,738
  Goodwill                                                                           88,799          83,445
  Other assets                                                                       13,788          13,672
                                                                              --------------  --------------
      Total assets                                                              $ 9,635,121      $3,404,690
                                                                              ==============  ==============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                       $ 672,456      $1,121,760
  Drafts payable                                                                     86,300          25,625
  Commercial paper                                                                1,047,036               -
  Reverse repurchase agreements                                                   6,413,506       1,344,327
  Payable for securities purchased                                                  423,909         259,701
  Derivative liabilities                                                             10,098          12,694
  Accrued expenses and other liabilities                                            119,885          76,156
  Notes payable                                                                     107,237          99,655
  Income taxes payable                                                               41,128          66,802
                                                                              --------------  --------------
    Total liabilities                                                             8,921,555       3,006,720
                                                                              --------------  --------------

Commitments and contingencies                                                             -               -

Stockholders' Equity:
  Preferred stock, $0.01 per share par value, 10,000,000 shares authorized, none
    issued and outstanding                                                                -               -
  Common stock, $0.01 per share par value, 100,000,000 shares authorized,
   40,111,559 and 25,270,100 shares issued and outstanding as of June 30, 2004
   and December 31, 2003, respectively                                                  401             252
  Additional paid-in capital                                                        629,203         281,432
  Retained earnings                                                                 134,515         121,029
  Accumulated other comprehensive loss                                              (50,553)         (4,743)
                                                                              --------------  --------------
    Total stockholders' equity                                                      713,566         397,970
                                                                              --------------  --------------
      Total liabilities and stockholders' equity                                $ 9,635,121      $3,404,690
                                                                              ==============  ==============
See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (In thousands, except per share amounts)

                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                         ---------------------------------- --------------------------------
                                                              2004              2003             2004             2003
                                                         ----------------  ---------------- ---------------- ---------------
Net interest income:
   Interest income                                              $ 72,404          $ 25,446         $106,454        $ 46,424
   Interest expense                                              (52,318)          (12,572)         (73,596)        (22,781)
                                                         ----------------  ---------------- ---------------- ---------------
        Total net interest income                                 20,086            12,874           32,858          23,643
                                                         ----------------  ---------------- ---------------- ---------------

Non-interest income:
   Gain on sales of mortgage loans and
   mortgage-backed securities                                     59,840           129,282          139,973         217,493

   Loan servicing fees                                             8,730             9,821           19,048          20,949
   Amortization                                                   (7,764)          (17,286)         (15,110)        (30,055)
   Impairment reserve recovery (provision)                         7,252            (6,472)          (5,332)        (12,185)
                                                         ----------------  ---------------- ---------------- ---------------
        Net loan servicing fees (loss)                             8,218           (13,937)          (1,394)        (21,291)
                                                         ----------------  ---------------- ---------------- ---------------

   Other non-interest income                                       1,226             1,241            2,204           4,169
                                                         ----------------  ---------------- ---------------- ---------------
        Total non-interest income                                 69,284           116,586          140,783         200,371
                                                         ----------------  ---------------- ---------------- ---------------

Non-interest expenses:
   Salaries, commissions and benefits, net                        42,851            54,206           82,633          98,853
   Occupancy and equipment                                         8,008             6,679           16,102          12,302
   Data processing and communications                              3,338             2,748            6,551           5,827
   Office supplies and expenses                                    3,215             3,847            6,333           6,870
   Marketing and promotion                                         2,196             2,805            4,408           5,604
   Travel and entertainment                                        2,887             2,891            5,464           4,878
   Professional fees                                               1,829             1,672            4,257           3,513
   Other                                                           4,082             8,423            9,520          12,088
                                                         ----------------  ---------------- ---------------- ---------------
        Total non-interest expenses                               68,406            83,271          135,268         149,935
                                                         ----------------  ---------------- ---------------- ---------------


Net income before income tax (benefit) expense                    20,964            46,189           38,373          74,079

Income tax (benefit) expense                                     (12,518)           19,312          (16,332)         30,889
                                                         ----------------  ---------------- ---------------- ---------------


Net income                                                      $ 33,482          $ 26,877         $ 54,705        $ 43,190
                                                         ================  ================ ================ ===============

   Per share data:
     Basic                                                        $ 0.84            $ 1.58           $ 1.56          $ 2.56
     Diluted                                                      $ 0.83            $ 1.55           $ 1.54          $ 2.51

     Weighted average number of shares - basic                    40,000            16,981           35,015          16,866
     Weighted average number of shares - diluted                  40,445            17,348           35,476          17,182

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                                                                     Accumulated
                                                   Shares of              Additional                    Other           Total
                                                     Common      Common     Paid-in     Retained    Comprehensive    Stockholders'
(Dollars in thousands)                               Stock       Stock      Capital     Earnings        Loss           Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                        16,717,459     $ 167     $ 95,785     $ 68,144              $ -      $ 164,096
                                                 ============== ========= ============ ============= =============== ==============
Comprehensive income:
  Net income                                                 -         -            -       43,190                -         43,190
                                                                                                                     --------------
Comprehensive income                                                                                                        43,190
  Issuance of common stock, earnouts                   295,976         3        3,076            -                -          3,079
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                               190,614         2        1,308            -                -          1,310
  Dividends declared                                         -         -            -       (2,515)               -         (2,515)
                                                 -------------- --------- ------------ ------------- --------------- --------------
Balance at June 30, 2003                            17,204,049     $ 172    $ 100,169    $ 108,819              $ -      $ 209,160
                                                 ============== ========= ============ ============= =============== ==============

Balance at December 31, 2003                        25,270,100     $ 252    $ 281,432    $ 121,029         $ (4,743)     $ 397,970
                                                 ============== ========= ============ ============= =============== ==============
Comprehensive income:
  Net income                                                 -         -            -       54,705                -         54,705
  Net unrealized loss on mortgage-backed
    securities available for sale                            -         -            -            -          (51,165)       (51,165)
  Gross unrealized gain on interest rate
    swaps from cash flow hedges                              -         -            -            -            5,355          5,355
                                                                                                                     --------------
Comprehensive income                                                                                                         8,895
  Issuance of common stock, offering                14,375,000       144      339,647            -                -        339,791
  Issuance of common stock, earnouts                   211,539         2        4,692            -                -          4,694
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                               254,920         3        1,833            -                -          1,836
  Tax benefit from stock options exercised                   -         -        1,599            -                -          1,599
  Dividends declared                                         -         -            -      (41,219)               -        (41,219)
                                                 -------------- --------- ------------ ------------- --------------- --------------
Balance at June 30, 2004                            40,111,559     $ 401    $ 629,203    $ 134,515        $ (50,553)     $ 713,566
                                                 ============== ========= ============ ============= =============== ==============
See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                              Six Months Ended June 30,
                                                                     --------------------------------------------
                                                                             2004                   2003
                                                                     ---------------------  ---------------------
Cash flows from operating activities:
     Net income                                                                  $ 54,705               $ 43,190
     Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization                                              3,965                  2,613
         Amortization and impairment of mortgage servicing rights                  20,442                 42,240
         Origination of mortgage loans held for sale                          (11,032,816)           (10,483,716)
         Proceeds on sales and securitizations of mortgage loans               10,822,945              9,594,024
         (Decrease) increase  in income taxes payable                             (25,674)                19,443
         Amortization of mortgage-backed securities premiums, net                  10,282                      -
         Unrealized gain on securities held in trading                            (16,486)                     -
         Unrealized gain on free standing derivatives                             (41,451)                     -
         Capitalization of mortgage servicing rights                              (44,476)               (15,605)
         Other                                                                        633                    339
         (Increase) decrease in operating assets:
           Accounts receivable and servicing advances                             (16,178)                 7,438
           Derivative assets                                                       14,715                (14,803)
           Other assets                                                               128                 (1,675)
         Increase (decrease) in operating liabilities:
           Accrued expenses and other liabilities                                  33,160                 16,479
           Forward delivery contracts                                               3,440                 (7,204)
                                                                     ---------------------  ---------------------
           Net cash used in operating activities                                 (212,666)              (797,237)
                                                                     ---------------------  ---------------------

Cash flows from investing activities:
     Purchases of premises and equipment, net                                      (6,768)                (5,149)
     Purchases and additions to mortgage-backed securities                     (7,701,843)                     -
     Sales of mortgage-backed securities                                        1,735,145                      -
     Principal repayments on mortgage-backed securities                           356,206                      -
     Other                                                                           (244)                  (402)
                                                                     ---------------------  ---------------------
           Net cash used in investing activities                               (5,617,504)                (5,551)
                                                                     ---------------------  ---------------------

Cash flows from financing activities:
     (Decrease) increase in warehouse lines of credit                            (449,304)               806,311
     Increase in reverse repurchase agreements                                  5,069,179                      -
     Increase in payable for securities purchased                                 164,208                      -
     Increase in commercial paper                                               1,047,036                      -
     Increase in drafts payable                                                    60,675                 25,169
     Proceeds from issuance of capital stock                                      342,211                  1,065
     Dividends paid                                                               (30,647)                (2,514)
     Increase (decrease) in notes payable                                           7,582                (12,825)
                                                                     ---------------------  ---------------------
           Net cash provided by financing activities                            6,210,940                817,206
                                                                     ---------------------  ---------------------

Net increase in cash and cash equivalents                                         380,770                 14,418

Cash and cash equivalents, beginning of period                                     53,148                 24,416
                                                                     ---------------------  ---------------------

Cash and cash equivalents, end of period                                        $ 433,918               $ 38,834
                                                                     =====================  =====================

Supplemental disclosure of cash flow information:
     Interest paid                                                               $ 36,598               $ 18,985
     Income taxes paid                                                              6,361                 12,723

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - On December 3, 2003, American Home Mortgage Investment Corp. ("AHM Investment") completed its merger with Apex Mortgage Capital, Inc. ("Apex"), a Maryland corporation that operated and elected to be treated as a real estate investment trust, or REIT. Under the terms of the transaction, American Home Mortgage Holdings, Inc. ("AHM Holdings") reorganized through a reverse triangular merger that caused AHM Investment, a newly formed Maryland corporation that operates and will elect to be treated as a REIT, for federal income tax purposes, to become AHM Holdings' parent. AHM Investment was formed to combine the net assets of Apex, consisting primarily of mortgage-backed securities, with the mortgage origination and servicing businesses of AHM Holdings. As used herein, references to the "Company," "American Home," "we," "our" and "us" refer to AHM Investment collectively with its subsidiaries.

AHM Investment is a mortgage REIT focused on earning net interest income from purchased and self-originated mortgage-backed securities, and through its taxable subsidiaries, on earning income from originating and selling mortgage loans and servicing mortgage loans for institutional investors. Mortgages are originated through a network of loan origination offices as well as through mortgage brokers and are serviced at the Company's Columbia, Maryland servicing center.

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

When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Premiums and discounts on the Company's mortgage-backed securities held in available for sale are amortized to interest income using the level yield method over the estimated life of the security.

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

Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") are carried at the lower of cost or fair value, based on defined risk strata, and are amortized in proportion to and over the period of estimated net servicing income. When the Company sells certain loans and retains the servicing rights, it allocates the cost basis of the loans between the assets sold and the MSRs based on their relative fair values on the date of sale.

The Company estimates the fair value of its MSRs by obtaining market information from one of the primary MSR brokers. When the book value of capitalized MSRs exceeds its fair value, impairment is recognized through a valuation allowance. In determining impairment, our mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. The Company has determined that the predominant risk characteristic is the interest rate on the underlying loans. The Company measures impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, the Company periodically evaluates its MSRs for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. The Company receives a sensitivity analysis of the estimated fair value of its MSRs assuming a 200-basis-point instantaneous increase in interest rates from an independent MSR broker. The fair value estimate includes changes in market assumptions that would be expected given the increase in mortgage rates (e.g., prepayment speeds would be lower). The Company believes this 200-basis-point increase in mortgage rates to be an appropriate threshold for determining the recoverability of the temporary impairment because that size rate increase is foreseeable and consistent with historical mortgage rate fluctuations. When using this instantaneous change in rates, if the fair value of the strata of MSRs is estimated to increase to a point where all of the impairment would be recovered, the impairment is considered to be temporary. When the Company determines that a portion of the MSRs is not recoverable, the related MSRs and the previously established valuation allowance are correspondingly reduced to reflect other than temporary impairment.

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

Goodwill - Goodwill represents the excess purchase price over the fair value of net assets acquired from business acquisitions and which were being amortized over their initial estimated lives, generally 20 years. The Company does not amortize goodwill, but instead tests for impairment at least annually. The Company will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. The Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to the Company's loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to the Company's mortgage-backed securities holdings segment includes a forecast of the expected future net interest income, gain on mortgage-backed securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies.

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

Commercial Paper - The Company formed a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of its mortgage loans held for sale. The commercial paper is secured by the Company's loans held for sale, mortgage-backed securities and cash and bears interest at prevailing money market rates approximating LIBOR. Commercial paper is accounted for as a short-term borrowing and recorded as a liability on the balance sheet.

Drafts Payable - Drafts payable represent outstanding mortgage loan disbursements that the Company has provided to its customers for the purchase of a home. The amounts outstanding do not bear interest and are transferred into one of the warehouse facilities when they are presented to a bank.

Derivative Financial Instruments - The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

Interest Rate Lock Commitments - Loans to be Sold. The Company's mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs associated with loans expected to be sold as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before March 31, 2004 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs to originate the loan. In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which changed the timing of recognition of MSRs for IRLCs initiated after March 31, 2004. See "Recently Issued Accounting

Standards" in this note. IRLCs associated with loans held for securitization are not classified and accounted for as derivative financial instruments.

Forward Delivery Commitments Used to Hedge IRLCs. The Company uses mortgage forward delivery contracts to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

Forward Delivery Commitments Used to Hedge Mortgage Loans Held for Sale. The Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency-eligible conforming loans and most of its non-conforming loans held for sale. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory as well as its objective and strategy for undertaking the hedge transaction. For conventional conforming fixed-rate loans, the notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company. The Company classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

Forward Purchase Contracts Used to Hedge MSRs. From time to time, the Company hedges its exposure to impairment of the MSRs by the use of mortgage forward purchase contracts. These derivatives are classified and accounted for as fair value hedges. The mortgage forward purchase contracts are carried at fair value with the changes in their fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged MSRs is adjusted for its change in fair value attributable to the hedged risk during the hedge period. The Company assesses the effectiveness of the hedge by using statistical analysis to measure the correlation of the changes in the value of the forward purchase contract to the changes in the value of the MSRs being hedged during the hedge period. During the six months ended June 30, 2004 and the year ended December 31, 2003, the Company did not hedge its exposure to impairment of the MSRs by the use of mortgage forward purchase contracts.

Interest Rate Swap Agreements - The Company classifies and accounts for interest rate swap agreements that are not designated as cash flow hedges as free-standing derivatives. Accordingly, these swap agreements are recorded at fair value with changes in fair value recorded to current earnings as "gain on sales of mortgage loans and mortgage-backed securities" as they are used to offset the price change exposure of mortgage-backed securities classified as trading. Certain swap agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's swap agreements and hedged borrowings are nearly identical, due to the explicit requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company does not account for these hedges under a method defined in SFAS No. 133 as the "shortcut" method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. All changes in the unrealized gains and losses on swap agreements designated as cash flow hedges have been recorded in "accumulated other comprehensive loss" and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in accumulated other comprehensive loss would be reclassified to income.

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

Loan Origination Fees and Direct Origination Costs - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold. When loans are securitized and held, net deferred origination costs are amortized over the life of the security using the level-yield method and such amounts are included in interest income. Gain on sales of mortgage loans and salaries, commissions and benefits have been reduced by $47.8 million and $43.7 million due to direct loan origination costs, including commission costs, incurred for the six months ended June 30, 2004 and 2003, respectively.

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

Stock Option Plans - In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). The Company has elected to account for the Plan using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," had been applied. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, the Company's net income would have been $54.3 million and $42.9 million for the six months ended June 30, 2004 and 2003, respectively. Basic earnings per share would have been $1.55 and $2.54 for the six months ended June 30, 2004 and 2003, respectively. Diluted earnings per share would have been $1.53 and $2.50 for the six months ended June 30, 2004 and 2003, respectively.

                                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                             ------------------------------    -------------------------------
(In thousands, except per share data)                            2004             2003             2004             2003
                                                             -------------    -------------    -------------    --------------
Net income, as reported                                          $ 33,482         $ 26,877         $ 54,705          $ 43,190

Less: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                                  (179)            (160)            (366)             (294)
                                                             -------------    -------------    -------------    --------------

Pro forma net income                                             $ 33,303         $ 26,717         $ 54,339          $ 42,896
                                                             =============    =============    =============    ==============

Earnings per share:
    Basic - as reported                                            $ 0.84           $ 1.58           $ 1.56            $ 2.56
    Basic - pro forma                                              $ 0.83           $ 1.57           $ 1.55            $ 2.54

    Diluted - as reported                                          $ 0.83           $ 1.55           $ 1.54            $ 2.51
    Diluted - pro forma                                            $ 0.82           $ 1.54           $ 1.53            $ 2.50

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

Recently Issued Accounting Standards - On March 9, 2004, the SEC issued SAB No. 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under SFAS No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities." In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative IRLCs. This guidance must be applied to derivative IRLCs initiated after March 31, 2004. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold. The Company's second quarter of 2004 results of operations were reduced $18.7 million on a pre-tax basis by its adoption of SAB No. 105.

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities as of June 30, 2004 and December 31, 2003:


                                                         June 30, 2004
                                ----------------------------------------------------------------
                                       Trading             Securities
(In thousands)                        Securities       Available for Sale      Total Securities
                                --------------------  --------------------  --------------------

Adjusted cost                           $ 2,205,480           $ 5,183,932           $ 7,389,412

Gross unrealized gains                            -                 2,716                 2,716
Gross unrealized losses                      (8,377)              (52,589)              (60,966)
                                --------------------  --------------------  --------------------
Fair value                              $ 2,197,103           $ 5,134,059           $ 7,331,162
                                ====================  ====================  ====================


                                                       December 31, 2003
                                ----------------------------------------------------------------
                                       Trading             Securities
(In thousands)                        Securities       Available for Sale      Total Securities
                                ----------------------------------------------------------------

Adjusted cost                             $ 476,541           $ 1,282,523           $ 1,759,064

Gross unrealized gains                        3,382                 1,969                 5,351
Gross unrealized losses                        (110)                 (677)                 (787)
                                --------------------  --------------------  --------------------
Fair value                                $ 479,813           $ 1,283,815           $ 1,763,628
                                ====================  ====================  ====================

During the quarter ended June 30, 2004, the Company sold $947.7 million of mortgage-backed securities and realized $10.7 million in gains and $4.2 million in losses.

During the six months ended June 30, 2004, the Company sold $1.7 billion of mortgage-backed securities and realized $20.1 million in gains and $5.1 million in losses.

The Company's mortgage-backed securities with gross unrealized losses at June 30, 2004 have been in an unrealized loss position for less than three months.

The Company has credit exposure on loans it has securitized. The following table summarizes the loan delinquency information as of June 30, 2004 and December 31, 2003:

                                                         June 30, 2004
                          ---------------------------------------------------------------------
(Dollars in thousands)

                             Loan          Loan         Percent of Total      Percent of Total
Delinquency Status           Count       Balance         Securitizations           Assets
-----------------------------------------------------------------------------------------------

60 to 89 days                     8        $ 1,436                   0.05%               0.01%
90 and greater days               5            500                   0.02%               0.01%
Foreclosure                       6          1,196                   0.05%               0.01%
                          ----------  -------------  ----------------------  ------------------
                                 19        $ 3,132                   0.12%               0.03%
                          ==========  =============  ======================  ==================


                                                     December 31, 2003
                          ---------------------------------------------------------------------
(Dollars in thousands)

                             Loan          Loan         Percent of Total      Percent of Total
Delinquency Status           Count       Balance         Securitizations           Assets
-----------------------------------------------------------------------------------------------

60 to 89 days                     1          $ 692                   0.13%              0.02%
                          ----------  -------------  ----------------------  ------------------
                                  1          $ 692                   0.13%              0.02%
                          ==========  =============  ======================  ==================

As of June 30, 2004, the Company had a payable for securities purchased of $423.9 million of mortgage-backed securities.

NOTE 3 - MORTGAGE LOANS HELD FOR SALE, NET

The following table presents the Company's mortgage loans held for sale, net, as of June 30, 2004 and December 31, 2003:


                                          June 30,             December 31,
(In thousands)                             2004                    2003
                                    --------------------   --------------------
Mortgage loans held for sale                $ 1,414,417            $ 1,187,314
SFAS No. 133 basis adjustments                      307                 16,489
Deferred origination costs, net                  21,274                 22,324
                                    --------------------   --------------------

Mortgage loans held for sale, net           $ 1,435,998            $ 1,226,127
                                    ====================   ====================

NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of June 30, 2004 and December 31, 2003:

                                                         June 30,          December 31,
(In thousands)                                             2004                2003
                                                     ----------------    ----------------
Derivative Assets:
Interest rate lock commitments                               $ 6,122            $ 20,837
Interest rate swaps                                           38,486                   -
                                                     ----------------    ----------------
     Derivative assets                                      $ 44,608            $ 20,837
                                                     ================    ================

Derivative Liabilities:
Forward delivery contracts - loan commitments                $ 5,683             $ 4,358
Forward delivery contracts - loans held for sale               4,415               2,300
Interest rate swaps                                                -               6,036
                                                     ----------------    ----------------
     Derivative liabilities                                 $ 10,098            $ 12,694
                                                     ================    ================

The notional amount of the Company's interest rate swaps as of June 30, 2004 was $4.4 billion.

At June 30, 2004, the notional amount of forward delivery contracts amounted to approximately $835.1 million. The forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness recognized in hedging loans held for sale recorded on the balance sheet was insignificant as of June 30, 2004.

NOTE 5 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the three and six months ended June 30, 2004 and 2003:


                                            Three Months Ended June 30,               Six Months Ended June 30,
                                      ----------------------------------------  ---------------------------------------
(In thousands)                               2004                 2003                2004                 2003
                                      -------------------  -------------------  ------------------   ------------------
Mortgage Servicing Rights:
Balance at beginning of period                 $ 129,971            $ 112,288           $ 121,652            $ 119,225
Additions                                         28,811                9,773              44,476               15,605
Amortization                                      (7,764)             (17,286)            (15,110)             (30,055)
                                      -------------------  -------------------  ------------------   ------------------

Balance at end of period                       $ 151,018            $ 104,775           $ 151,018            $ 104,775
                                      -------------------  -------------------  ------------------   ------------------

Impairment Allowance:
Balance at beginning of period                 $ (16,452)           $ (15,915)           $ (3,868)           $ (10,202)
Impairment recovery (provision)                    7,252               (6,472)             (5,332)             (12,185)
                                      -------------------  -------------------  ------------------   ------------------

Balance at end of period                        $ (9,200)           $ (22,387)           $ (9,200)           $ (22,387)
                                      -------------------  -------------------  ------------------   ------------------

Mortgage servicing rights, net                 $ 141,818             $ 82,388           $ 141,818             $ 82,388
                                      ===================  ===================  ==================   ==================

Aggregate Amortization Expense
------------------------------
   Six months ended June 30, 2004               $ 15,110


Estimated Amortization Expense
------------------------------
   Year ended June 30, 2005                     $ 25,805
   Year ended June 30, 2006                       21,676
   Year ended June 30, 2007                       17,124
   Year ended June 30, 2008                       13,805
   Year ended June 30, 2009                       11,391
    Thereafter                                    61,217

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

The significant assumptions used in estimating the fair value of MSRs at June 30, 2004 and December 31, 2003 were as follows:

                                           June 30, 2004      December 31, 2003
                                           -------------      -----------------
Weighted-average prepayment speed (PSA)            280                    397
Weighted-average discount rate                  10.02%                  9.82%
Weighted-average default rate                    2.70%                  4.02%

The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at June 30, 2004 and December 31, 2003:

                                           June 30, 2004      December 31, 2003
                                           -------------      -----------------
                                                 (Dollars in thousands)
Loan servicing portfolio -
  loans sold or securitized               $ 10,196,733            $ 8,272,294
Average loan size                                $ 146                  $ 120
Weighted-average servicing fee                  0.358%                  0.347%
Weighted-average note rate                       5.39%                   5.72%
Weighted-average remaining term (in months)        313                     298
Weighted-average age (in months)                    20                      27

NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the six months ended June 30, 2004:


                                        Loan         Mortgage-Backed
                                     Origination   Securities Holdings
(In thousands)                         Segment           Segment         Total
                                     -----------   -------------------   -------
Balance at December 31, 2003          $ 58,605       $ 24,840          $ 83,445
Earnouts from previous acquisitions      5,354              -             5,354
                                     -----------   -------------------   -------
Balance at June 30, 2004              $ 63,959       $ 24,840          $ 88,799
                                     ===========   ===================   =======

NOTE 7 - WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit

As of June 30, 2004, the Company has a committed bank syndicated facility led by Residential Funding Corporation ("RFC") and a pre-purchase facility with UBS Real Estate Securities Inc. (formerly Paine Webber Real Estate Securities Inc.) ("UBS"). The Company also has committed facilities with CDC Mortgage Capital Inc. ("CDC"), Morgan Stanley Bank ("Morgan Stanley") and Credit Lyonnais. In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc. The RFC facility is for $450 million, the UBS facility is for $1.2 billion, the CDC facility is for $450 million, the Morgan Stanley facility is for $350 million and the Credit Lyonnais facility is for $200 million. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At June 30, 2004, the Company was in compliance with respect to the loan covenants.

Included within the RFC line of credit, the Company has a working capital sub-limit that allows for borrowings up to $35.0 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of June 30, 2004, borrowings under the working capital line of credit were $30.6 million.

The following table presents the Company's warehouse lines of credit as of June 30, 2004 and December 31, 2003:


                                                    June 30, 2004                    December 31, 2003
                                          ---------------------------------  -----------------------------------
                                                               Weighted                            Weighted
                                             Outstanding        Average         Outstanding         Average
(Dollars in thousands)                         Balance           Rate             Balance            Rate
                                          ---------------------------------  -----------------------------------

CDC                                            $ 226,261           2.09 %          $ 406,444           1.98 %
Credit Lyonnais                                  199,540           1.92              200,702           1.88
RFC                                              199,362           2.56              293,344           2.06
Morgan Stanley                                    44,236           2.05               92,925           1.92
UBS                                                3,057           3.67              128,345           3.21
                                          ----------------                   ------------------

Warehouse lines of credit                      $ 672,456           2.18 %         $1,121,760           2.12 %
                                          ==================                 ==================

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 13 different financial institutions and on June 30, 2004 had borrowed funds from nine of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of June 30, 2004, the Company had $6.4 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.64% and a weighted-average remaining maturity of 6.5 months. As of December 31, 2003, the Company had $1.3 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.26% and a weighted-average remaining maturity of 6.9 months.

At June 30, 2004 and December 31, 2003, the Company's reverse repurchase agreements had the following remaining maturities:


                                          June 30,             December 31,
                                            2004                   2003
                                      -----------------     -------------------
                                                   (In thousands)

Within 30 days                               $ 490,908               $ 184,302
31 to 89 days                                1,285,198                       -
90 to 365 days                               4,637,400               1,160,025
                                      -----------------     -------------------
Reverse repurchase agreements              $ 6,413,506             $ 1,344,327
                                      =================     ===================

Commercial Paper

In May 2004, the Company formed a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of its mortgage loans held for sale. The special purpose entity allows for issuance of short-term notes with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $2.0 billion at June 30, 2004.

As of June 30, 2004, the Company had $1.0 billion of SLNs outstanding, with an average interest cost of 1.58%. The SLNs were collateralized by loans held for sale, mortgage-backed securities and cash with a balance of $1.1 billion as of June 30, 2004.

At June 30, 2004, the Company's commercial paper had the following remaining maturities:


                                               June 30,
                                                 2004
                                      -------------------------
                                           (In thousands)

Within 30 days                                       $ 706,241
31 to 89 days                                          291,149
90 to 365 days                                          49,646
                                      -------------------------
Commercial paper                                   $ 1,047,036
                                      =========================

NOTE 8 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:


                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                      ---------------------------------       ---------------------------------
(Dollars in thousands, except per share amounts)          2004               2003                 2004               2003
                                                      --------------     --------------       --------------     --------------

Numerator for basic earnings per share - Net income        $ 33,482           $ 26,877             $ 54,705           $ 43,190
                                                      ==============     ==============       ==============     ==============

Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                        40,000,162         16,980,679           35,015,205         16,866,454

  Net effect of dilutive stock options                      445,015            367,154              461,088            315,938
                                                      --------------     --------------       --------------     --------------

Denominator for diluted earnings per share               40,445,177         17,347,833           35,476,293         17,182,392
                                                      ==============     ==============       ==============     ==============

Net income per share:
     Basic                                                   $ 0.84             $ 1.58               $ 1.56             $ 2.56
                                                      ==============     ==============       ==============     ==============
    Diluted                                                  $ 0.83             $ 1.55               $ 1.54             $ 2.51
                                                      ==============     ==============       ==============     ==============

NOTE 9 - STOCK OPTION PLANS

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

As of June 30, 2004, the Company has awarded 181,545 shares of restricted stock under the Plan. During the six months ended June 30, 2004 and 2003, the Company recognized compensation expense of $524 thousand and $245 thousand, respectively, relating to shares of restricted stock. At June 30, 2004, 111,085 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

The Plan is a compensatory stock option plan. There was no intrinsic value of the options when granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the six months ended June 30, 2004 and 2003.

Pursuant to the terms of the Company's merger with Apex, which was consummated on December 3, 2003 (following the approval of the Company's stockholders at a special meeting held on November 21, 2003), the Company assumed the Amended and Restated 1997 Stock Option Plan of Apex (the "Apex Plan"). Upon the closing of the merger with Apex, Apex caused all unvested options granted under the Apex Plan to become vested, and each option granted under the Apex Plan that was not exercised as of December 3, 2003 was terminated and not assumed by the Company.

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

There were 204,691 and 378,014 options granted under the Plan in the three months and six months ended June 30, 2004. The weighted-average fair value per share of options granted during the three months and six months ended June 30, 2004 was $4.69 and $5.12, respectively.

There were 174,376 options granted under the Plan in the three months and six months ended June 30, 2003. The weighted-average fair value of options granted in the three months and six months ended June 30, 2003 was $4.32.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:


                       Three Months Ended June 30,   Six Months Ended June 30,
                       ----------------------------  ---------------------------
                           2004           2003           2004          2003
                       -------------  -------------  ------------- -------------
Dividend yield                9.0 %          3.0 %          8.1 %         3.0 %
Expected volatility          44.0 %          47.0%          47.3%         47.0%
Risk-free interest rate       5.0 %           5.0%           5.0%          5.0%
Expected life               3 years        3 years        3 years       3 years


NOTE 10 - ACQUISITIONS

Apex Mortgage Capital, Inc.

On December 3, 2003, AHM Investment completed its merger with Apex, a Maryland corporation that operated and elected to be treated as a REIT for federal income tax purposes. Immediately prior to the merger, under the terms of the reorganization agreement between AHM Holdings and AHM Investment, AHM Holdings reorganized through a reverse triangular merger that caused AHM Investment, a newly formed Maryland corporation that operates and will elect to be treated as a REIT for federal income tax purposes, to become AHM Holdings' parent. The shares of AHM Investment issued to former Apex stockholders in the merger were valued at $177.3 million.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred at the beginning of the year for the six months ended June 30, 2003:


                                                      Six Months Ended
(In thousands, except per share amounts)                June 30, 2003
                                                   ---------------------
Revenue                                                       $ 250,237

Income before income taxes                                       96,838

                                                   ---------------------
Net income                                                     $ 65,949
                                                   =====================

Earnings per share - basic                                       $ 2.69
                                                   =====================

Earnings per share - diluted                                     $ 2.65
                                                   =====================


Valley Bancorp, Inc.

In August 2001, AHM Holdings entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland, a federal savings bank located in suburban Baltimore, Maryland, for a combination of cash and stock, subject to certain adjustments. Under the terms of the definitive agreement, the Company will pay $46 for each share of Valley Bancorp common stock outstanding, or approximately $6.0 million. The acquisition agreement between AHM Holdings and Valley Bancorp has been extended through July 31, 2005. This transaction is subject to regulatory approval and no assurance can be given that such approval will be obtained or that the acquisition agreement with Valley Bancorp will be further extended if necessary.

NOTE 11 - SEGMENTS AND RELATED INFORMATION

The Company has three segments, the Mortgage-Backed Securities Holdings segment, the Loan Origination segment and the Loan Servicing segment. The Mortgage-Backed Securities Holdings segment uses the Company's equity capital and borrowed funds to invest in mortgage-backed securities, thereby producing net interest income. The Loan Origination segment originates mortgage loans through the Company's retail and internet branches and loans sourced through mortgage brokers (wholesale channel). The Loan Servicing segment includes investments in MSRs as well as servicing operations primarily for other financial institutions.

The Mortgage-Backed Securities Holdings segment includes realized gains or losses on sales of mortgage-backed securities, unrealized mark-to-market gains or losses subsequent to the securitization date on mortgage-backed securities classified as trading securities and realized and unrealized gains or losses on related interest rate swaps.

The Loan Origination segment includes unrealized gains or losses that exist on the date of securitization of self-originated loans that are classified as trading securities and realized and unrealized gains or losses on related interest rate swaps.

                                                                   Three Months Ended June 30, 2004
                                                 ---------------------------------------------------------------------
                                                                             (In thousands)

                                                    Mortgage-Backed
                                                      Securities       Loan Origination     Loan Servicing
                                                   Holdings Segment        Segment              Segment        Total
                                                 ---------------------------------------------------------------------
Net interest income:
Interest income                                               $ 41,189         $ 31,215             $ -      $ 72,404
Interest expense                                               (30,490)         (20,927)           (901)      (52,318)
                                                 ---------------------------------------------------------------------
   Total net interest income                                    10,699           10,288            (901)       20,086
                                                 ---------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                                        -           59,840               -        59,840

Loan servicing fees                                                  -                -           8,730         8,730
Amortization                                                         -                -          (7,764)       (7,764)
Impairment reserve recovery                                          -                -           7,252         7,252
                                                 ---------------------------------------------------------------------
   Net loan servicing fees                                           -                -           8,218         8,218

Other non-interest income                                            -            1,226               -         1,226
                                                 ---------------------------------------------------------------------
   Total non-interest income                                         -           61,066           8,218        69,284
                                                 ---------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                          54           41,612           1,185        42,851
   Occupancy and equipment                                           -            7,898             110         8,008
   Data processing and communications                                4            3,250              84         3,338
   Office supplies and expenses                                      -            2,947             268         3,215
   Marketing and promotion                                           -            2,193               3         2,196
   Travel and entertainment                                          -            2,876              11         2,887
   Professional fees                                               136            1,458             235         1,829
   Other                                                         2,028            1,129             925         4,082
                                                 ---------------------------------------------------------------------
      Total non-interest expenses                                2,222           63,363           2,821        68,406
                                                 ---------------------------------------------------------------------

Net income before income tax expense (benefit)                   8,477            7,991           4,496        20,964
                                                 ---------------------------------------------------------------------

Income tax expense (benefit)                                         -          (14,492)          1,974       (12,518)

                                                 ---------------------------------------------------------------------
Net income                                                     $ 8,477         $ 22,483         $ 2,522      $ 33,482
                                                 =====================================================================

                                                                             June 30, 2004
                                                 ---------------------------------------------------------------------

Segment assets                                             $ 7,511,774      $ 1,921,370       $ 201,977   $ 9,635,121
                                                 =====================================================================

                                                                           Three Months Ended June 30, 2003
                                                 --------------------------------------------------------------------------------
                                                                                   (In thousands)

                                                   Mortgage-Backed
                                                     Securities           Loan Origination       Loan Servicing
                                                  Holdings Segment             Segment               Segment             Total
                                                 --------------------------------------------------------------------------------
Net interest income:
Interest income                                                  $ -            $ 25,446                 $ -            $ 25,446
Interest expense                                                   -             (11,860)               (712)            (12,572)
                                                 --------------------------------------------------------------------------------
   Total net interest income                                       -              13,586                (712)             12,874
                                                 --------------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                    -             129,282                   -             129,282

Loan servicing fees                                                -                   -               9,821               9,821
Amortization                                                       -                   -             (17,286)            (17,286)
Impairment reserve provision                                       -                   -              (6,472)             (6,472)
                                                 --------------------------------------------------------------------------------
Net loan servicing fees (loss)                                     -                   -             (13,937)            (13,937)

Other non-interest income                                          -               1,241                   -               1,241
                                                 --------------------------------------------------------------------------------
   Total non-interest income                                       -             130,523             (13,937)            116,586
                                                 --------------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                         -              53,284                 922              54,206
   Occupancy and equipment                                         -               6,626                  53               6,679
   Data processing and communications                              -               2,725                  23               2,748
   Office supplies and expenses                                    -               3,500                 347               3,847
   Marketing and promotion                                         -               2,796                   9               2,805
   Travel and entertainment                                        -               2,888                   3               2,891
   Professional fees                                               -               1,491                 181               1,672
   Other                                                           -               7,182               1,241               8,423
                                                 --------------------------------------------------------------------------------
      Total non-interest expenses                                  -              80,492               2,779              83,271
                                                 --------------------------------------------------------------------------------

Net income before income tax expense (benefit)                     -              63,617             (17,428)             46,189
                                                 --------------------------------------------------------------------------------

Income tax expense (benefit)                                       -              26,279              (6,967)             19,312

                                                 --------------------------------------------------------------------------------
Net income                                                       $ -            $ 37,338           $ (10,461)           $ 26,877
                                                 ================================================================================

                                                                                  December 31, 2003
                                                 --------------------------------------------------------------------------------

Segment assets                                           $ 1,865,414         $ 1,375,276           $ 164,000         $ 3,404,690
                                                 ================================================================================

                                                                              Six Months Ended June 30, 2004
                                                     ----------------------------------------------------------------------------
                                                                                  (In thousands)

                                                        Mortgage-Backed
                                                          Securities          Loan Origination      Loan Servicing
                                                       Holdings Segment            Segment              Segment          Total
                                                     ----------------------------------------------------------------------------
Net interest income:
Interest income                                                   $ 56,338          $ 50,116               $ -         $ 106,454
Interest expense                                                   (39,902)          (31,889)           (1,805)          (73,596)
                                                     ----------------------------------------------------------------------------
   Total net interest income                                        16,436            18,227            (1,805)           32,858
                                                     ----------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                                       12,651           127,322                 -           139,973

Loan servicing fees                                                      -                 -            19,048            19,048
Amortization                                                             -                 -           (15,110)          (15,110)
Impairment reserve provision                                             -                 -            (5,332)           (5,332)
                                                     ----------------------------------------------------------------------------
   Net loan servicing fees (loss)                                        -                 -            (1,394)           (1,394)

Other non-interest income                                                -             2,204                 -             2,204
                                                     ----------------------------------------------------------------------------
   Total non-interest income                                        12,651           129,526            (1,394)          140,783
                                                     ----------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                             104            80,212             2,317            82,633
   Occupancy and equipment                                               -            15,833               269            16,102
   Data processing and communications                                    6             6,431               114             6,551
   Office supplies and expenses                                          -             5,694               639             6,333
   Marketing and promotion                                               -             4,405                 3             4,408
   Travel and entertainment                                              2             5,338               124             5,464
   Professional fees                                                   207             3,671               379             4,257
   Other                                                             3,073             4,453             1,994             9,520
                                                     ----------------------------------------------------------------------------
      Total non-interest expenses                                    3,392           126,037             5,839           135,268
                                                     ----------------------------------------------------------------------------

Net income before income tax expense (benefit)                      25,695            21,716            (9,038)           38,373
                                                     ----------------------------------------------------------------------------

Income tax expense (benefit)                                             -           (12,757)           (3,575)          (16,332)

                                                     ----------------------------------------------------------------------------
Net income                                                        $ 25,695          $ 34,473          $ (5,463)         $ 54,705
                                                     ============================================================================

                                                                                       June 30, 2004
                                                     ----------------------------------------------------------------------------

Segment assets                                                 $ 7,511,774       $ 1,921,370         $ 201,977       $ 9,635,121
                                                     ============================================================================

                                                                                Six Months Ended June 30, 2003
                                                      ----------------------------------------------------------------------------
                                                                                       (in thousands)

                                                         Mortgage-Backed
                                                           Securities          Loan Origination     Loan Servicing
                                                        Holdings Segment            Segment             Segment           Total
                                                      ----------------------------------------------------------------------------
Net interest income:
Interest income                                                         $ -          $ 46,424               $ -          $ 46,424
Interest expense                                                          -           (21,281)           (1,500)          (22,781)
                                                      ----------------------------------------------------------------------------
   Total net interest income                                              -            25,143            (1,500)           23,643
                                                      ----------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                           -           217,493                 -           217,493

Loan servicing fees                                                       -                 -            20,949            20,949
Amortization                                                              -                 -           (30,055)          (30,055)
Impairment reserve provision                                              -                 -           (12,185)          (12,185)
                                                      ----------------------------------------------------------------------------
Net loan servicing fees (loss)                                            -                 -           (21,291)          (21,291)

Other non-interest income                                                 -             4,169                 -             4,169
                                                      ----------------------------------------------------------------------------
   Total non-interest income                                              -           221,662           (21,291)          200,371
                                                      ----------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                                -            97,125             1,728            98,853
   Occupancy and equipment                                                -            12,118               184            12,302
   Data processing and communications                                     -             5,777                50             5,827
   Office supplies and expenses                                           -             6,164               706             6,870
   Marketing and promotion                                                -             5,593                11             5,604
   Travel and entertainment                                               -             4,874                 4             4,878
   Professional fees                                                      -             3,200               313             3,513
   Other                                                                  -            10,441             1,647            12,088
                                                      ----------------------------------------------------------------------------
      Total non-interest expenses                                         -           145,292             4,643           149,935
                                                      ----------------------------------------------------------------------------

Net income before income tax expense (benefit)                            -           101,513           (27,434)           74,079
                                                      ----------------------------------------------------------------------------

Income tax expense (benefit)                                              -            41,863           (10,974)           30,889

                                                      ----------------------------------------------------------------------------
Net income                                                              $ -          $ 59,650         $ (16,460)         $ 43,190
                                                      ============================================================================

                                                                                    December 31, 2003
                                                      ----------------------------------------------------------------------------

Segment assets                                                  $ 1,865,414       $ 1,375,276         $ 164,000       $ 3,404,690
                                                      ============================================================================

NOTE 12 - SUBSEQUENT EVENTS

Acquisition of Certain Home Loan Centers of Washington Mutual

On July 28, 2004, the Company announced it signed a definitive agreement with Washington Mutual, Inc. and its subsidiaries to acquire certain residential mortgage home loan centers and associated satellite offices that Washington Mutual previously slated for closure in 18 states. Approximately 500 employees are currently supporting these home loan centers and associated satellite offices with the vast majority being sales professionals focused on retail loan originations. The Company is currently in the process of hiring a number of the Washington Mutual employees who work at the acquired home loan centers.

Under the terms of the acquisition, the Company assumed Washington Mutual's lease obligations and purchased certain fixed assets in the acquired offices. The acquisition closed on August 2, 2004 and was funded from current cash reserves. The Company projects that the newly hired staff will add to its retail loan production in the third and fourth quarters of 2004.

Preferred Stock Issuance

In July 2004, the Company issued 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock ("Preferred Stock") at a price of $25 per share. The total number of shares of Preferred Stock outstanding includes: 1,400,000 shares of Preferred Stock issued in an underwritten public offering (the "Initial Offering"), which closed on July 7, 2004; 100,000 shares of Preferred Stock issued in connection with the underwriters' election to purchase a portion of the shares of Preferred Stock offered to them in connection with the Initial Offering to cover over-allotments, which closed on July 12, 2004; and 650,000 shares of Preferred Stock issued and sold to the underwriters in connection with a subsequent public offering of Preferred Stock, which closed on July 20, 2004. The total proceeds from both offerings to the Company were $53.8 million before underwriting discounts, commissions and other expenses. The Company intends to use the net proceeds of these offerings for general corporate purposes, including investing in mortgage-backed securities.

The Preferred Stock, which has no stated maturity date, and is non-callable for five years, is listed on the New York Stock Exchange under the symbol "AHM PrA."

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

The forward-looking statements in this report are based on our management's beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to it. These statements are not statements of historical fact. Forward-looking statements are subject to a number of factors, risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from our expectations of future results, performance or financial position. These factors include, without limitation:

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

The MSRs are assessed for impairment based on the fair value of those assets. We estimate the fair value of the servicing assets by obtaining market information from a primary MSR broker. When the book value of capitalized servicing assets exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. We have determined that the predominant risk characteristic is the interest rate on the underlying loan. We measure impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, we periodically evaluate our MSRs for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. We receive a sensitivity analysis of the estimated fair value of our MSRs assuming a 200-basis-point instantaneous increase in interest rates from an independent MSR broker. The fair value estimate includes changes in market assumptions that would be expected given the increase in mortgage rates (e.g., prepayment speeds would be lower). We believe this 200-basis-point increase in mortgage rates to be an appropriate threshold for determining the recoverability of the temporary impairment because that size rate increase is foreseeable and consistent with historical mortgage rate fluctuations. When using this instantaneous change in rates, if the fair value of the strata of MSRs is estimated to increase to a point where all of the impairment would be recovered, the impairment is considered to be temporary. When we determine that a portion of the MSRs is not recoverable, the related MSRs and the previously established valuation allowance are correspondingly reduced to reflect other than temporary impairment.

Derivative Assets and Derivative Liabilities - Our mortgage-committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs associated with loans expected to be sold are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before March 31, 2004 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs remaining to originate the loan. In March 2004, the SEC issued SAB No. 105, which provides industry guidance which changed the timing of recognition of MSRs for IRLCs initiated after March 31, 2004. See "Recently Issued Accounting Standards" in Note 1 to the Consolidated Financial Statements. IRLCs associated with loans held for securitization are not classified and accounted for as derivative financial instruments.

We use other derivative instruments, including mortgage forward delivery contracts and treasury futures options, to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

We use mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of our agency-eligible conforming fixed-rate loans and most of our non-conforming fixed-rate loans held for sale. At the inception of the hedge, we formally document the relationship between the forward delivery contracts and the mortgage inventory, as well as our objective and strategy for undertaking the hedge transactions. In the case of our conventional conforming fixed-rate loan products, the notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to us. We classify and account for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

We enter into interest rate swap agreements to manage our interest rate exposure when financing our adjustable-rate mortgage loans and mortgage-backed securities. Certain swap agreements accounted for as cash flow hedges and certain swap agreements not designated as cash flow hedges are both carried on the balance sheet at fair value. The fair values of our swap agreements are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of a trading security is not reasonably available, management estimates the fair value, which requires management's judgment and may not be indicative of the amounts we could realize in a current market exchange.

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

Financial Condition

At June 30, 2004, 76.1% of our total assets were mortgage-backed securities and 14.9% were mortgage loans held for sale, compared to 51.8% and 36.0%, respectively, at December 31, 2003.

Total assets increased $6.2 billion to $9.6 billion at June 30, 2004 from $3.4 billion at December 31, 2003. The increase primarily reflects an increase in mortgage-backed securities of $5.6 billion and a $0.2 billion rise in mortgage loans held for sale. The growth in mortgage-backed securities was primarily funded by an increase in reverse repurchase agreements of $5.1 billion. We began issuing commercial paper in the quarter ended June 30, 2004, to fund our loans held for sale. As of June 30, 2004, we had $1.0 billion of commercial paper outstanding, which allowed us to reduce the amount of loans funded by warehouse lines of credit.

The following table summarizes our mortgage-backed securities owned at June 30, 2004 and December 31, 2003, classified by type of issuer and by ratings categories:


                                                                  June 30, 2004
                           -------------------------------------------------------------------------------------------------
                                 Trading Securities           Securities Available for Sale                Total
                           ------------------------------   ----------------------------------------------------------------
                                  Carrying     Portfolio        Carrying        Portfolio        Carrying        Portfolio
                                   Value          Mix             Value            Mix             Value            Mix
                           -------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

Agency securities               $ 1,060,417        48.3%         $ 1,544,723        30.1%         $ 2,605,140         35.5%

Privately issued:
   AAA                            1,013,391         46.1           3,504,782         68.3           4,518,173          61.6
   AA                                55,372          2.5              31,821          0.6              87,193           1.2
   A                                 19,805          0.9              19,972          0.4              39,777           0.5
   BBB                                8,286          0.4              10,218          0.2              18,504           0.3
  Unrated (1)                        39,832          1.8              22,543          0.4              62,375           0.9
                           -----------------  -----------   -----------------  -----------   -----------------  ------------
Total                           $ 2,197,103       100.0%         $ 5,134,059       100.0%         $ 7,331,162        100.0%
                           =================  ===========   =================  ===========   =================  ============

(1) Unrated subordinated certificates retained by the Company as credit enhancements for its privately issued securities.


                                                                 December 31, 2003
                           -------------------------------------------------------------------------------------------------
                                 Trading Securities           Securities Available for Sale                Total
                           ------------------------------   ----------------------------------------------------------------
                                  Carrying     Portfolio        Carrying        Portfolio        Carrying        Portfolio
                                   Value          Mix             Value            Mix             Value            Mix
                           -------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

Agency securities              $ 287,577         60.0%          $ 713,790         55.6%         $ 1,001,367        56.8%

Privately issued:
   AAA                           167,974          35.0            570,025          44.4             737,999         41.8
   AA                             11,322           2.4                  -             -              11,322          0.6
   A                               6,470           1.3                  -             -               6,470          0.4
  Unrated (1)                      6,470           1.3                  -             -               6,470          0.4
                           --------------   -----------  -----------------   -----------  ------------------  -----------
Total                          $ 479,813        100.0%        $ 1,283,815        100.0%         $ 1,763,628       100.0%
                           ==============   ===========  =================   ===========  ==================  ===========

(1) An unrated subordinated certificate retained by the Company as a credit enhancement for its privately issued securities.

The following table classifies our mortgage-backed securities portfolio by type of interest rate index at June 30, 2004 and December 31, 2003:


                                                                     June 30, 2004
                                     ---------------------------------------------------------------------------
                                                                     Securities
                                        Trading Securities       Available for Sale              Total
                                     ------------------------- ------------------------ ------------------------

                                        Carrying    Portfolio     Carrying    Portfolio    Carrying    Portfolio
                                         Value         Mix         Value         Mix        Value        Mix
                                     ---------------------------------------------------------------------------
                                                               (Dollars in thousands)

Index:
One-month LIBOR                          $ 239,667      10.9%      $ 142,623      2.8%      $ 382,290      5.2%
Six-month LIBOR                            336,197       15.3      2,331,786      45.4      2,667,983      36.4
One-year LIBOR                           1,602,889       73.0      1,946,900      37.9      3,549,789      48.4
One-year constant maturity treasury         18,350        0.8        712,750      13.9        731,100      10.0
                                     -------------- ---------- -------------- --------- -------------- ---------
Total                                  $ 2,197,103     100.0%    $ 5,134,059    100.0%    $ 7,331,162    100.0%
                                     ============== ========== ============== ========= ============== =========


                                                                 December 31, 2003
                                     -------------------------------------------------------------------------
                                                                   Securities
                                       Trading Securities      Available for Sale              Total
                                     ----------------------- ------------------------ ------------------------

                                       Carrying    Portfolio    Carrying    Portfolio    Carrying    Portfolio
                                         Value        Mix        Value         Mix        Value        Mix
                                     -------------------------------------------------------------------------
                                                              (Dollars in thousands)

Index:
One-month LIBOR                         $ 189,772     39.6%            $ -      -  %      $ 189,772     10.8%
Six-month LIBOR                                 -         -        517,248      40.3        517,248      29.3
One-year LIBOR                            261,548      54.5        610,963      47.6        872,511      49.5
One-year constant maturity treasury        28,493       5.9        155,604      12.1        184,097      10.4
                                     ------------- --------- -------------- --------- -------------- ---------
Total                                   $ 479,813    100.0%    $ 1,283,815    100.0%    $ 1,763,628    100.0%
                                     ============= ========= ============== ========= ============== =========

The following table classifies our mortgage-backed securities portfolio by product type at June 30, 2004 and December 31, 2003:


                                                                        June 30, 2004
                            ---------------------------------------------------------------------------------------------------
                                                                        Securities
                                  Trading Securities                Available for Sale                      Total
                            --------------------------------  -------------------------------  --------------------------------

                                 Carrying        Portfolio        Carrying        Portfolio        Carrying        Portfolio
                                  Value             Mix             Value            Mix             Value            Mix
                            ---------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Product:
ARM less than 3 years             $ 374,157           17.0%       $ 1,145,102          22.3%       $ 1,519,259           20.8%
3/1 Hybrid ARM                      805,466            36.7           882,901           17.2         1,688,367            23.0
5/1 Hybrid ARM                    1,017,480            46.3         3,106,056           60.5         4,123,536            56.2
                            ----------------   -------------  ----------------  -------------  ----------------  --------------
Total                           $ 2,197,103          100.0%       $ 5,134,059         100.0%       $ 7,331,162          100.0%
                            ================   =============  ================  =============  ================  ==============


                                                                    December 31, 2003
                            ---------------------------------------------------------------------------------------------------
                                                                        Securities
                                  Trading Securities                Available for Sale                      Total
                            --------------------------------  -------------------------------  --------------------------------

                                 Carrying        Portfolio        Carrying        Portfolio        Carrying        Portfolio
                                  Value             Mix             Value            Mix             Value            Mix
                            ---------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Product:
ARM less than 3 years            $ 189,771           39.6%         $ 212,897          16.6%        $   402,668            22.9%
3/1 Hybrid ARM                      133,019            27.7           415,674           32.4           548,693            31.1
5/1 Hybrid ARM                      133,140            27.7           619,688           48.2           752,828            42.6
7/1 Hybrid ARM                       23,883             5.0            35,556            2.8            59,439             3.4
                            ----------------   -------------  ----------------  -------------  ----------------  --------------
Total                             $ 479,813          100.0%       $ 1,283,815         100.0%       $ 1,763,628          100.0%
                            ================   =============  ================  =============  ================  ==============

During the six months ended June 30, 2004, we purchased $4.7 billion of mortgage-backed securities and added $3.1 billion of self-originated mortgage-backed securities.

During the six months ended June 30, 2004, we sold $1.7 billion of mortgage-backed securities.

The average cost basis of our mortgage-backed securities, excluding unrealized gains and losses, was 100.8% of par as of June 30, 2004 and 101.5% of par as of December 31, 2003.

We had payables for securities purchased of $423.9 million and $259.7 million as of June 30, 2004 and December 31, 2003, respectively.

Results of Operations - Comparison of the Three Months Ended June 30, 2004 and 2003

                                                                   Three Months Ended June 30, 2004
                                                 ---------------------------------------------------------------------
                                                                             (In thousands)

                                                    Mortgage-Backed
                                                      Securities       Loan Origination     Loan Servicing
                                                   Holdings Segment        Segment              Segment        Total
                                                 ---------------------------------------------------------------------
Net interest income:
Interest income                                               $ 41,189         $ 31,215             $ -      $ 72,404
Interest expense                                               (30,490)         (20,927)           (901)      (52,318)
                                                 ---------------------------------------------------------------------
   Total net interest income                                    10,699           10,288            (901)       20,086
                                                 ---------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                                        -           59,840               -        59,840

Loan servicing fees                                                  -                -           8,730         8,730
Amortization                                                         -                -          (7,764)       (7,764)
Impairment reserve recovery                                          -                -           7,252         7,252
                                                 ---------------------------------------------------------------------
   Net loan servicing fees                                           -                -           8,218         8,218

Other non-interest income                                            -            1,226               -         1,226
                                                 ---------------------------------------------------------------------
   Total non-interest income                                         -           61,066           8,218        69,284
                                                 ---------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                          54           41,612           1,185        42,851
   Occupancy and equipment                                           -            7,898             110         8,008
   Data processing and communications                                4            3,250              84         3,338
   Office supplies and expenses                                      -            2,947             268         3,215
   Marketing and promotion                                           -            2,193               3         2,196
   Travel and entertainment                                          -            2,876              11         2,887
   Professional fees                                               136            1,458             235         1,829
   Other                                                         2,028            1,129             925         4,082
                                                 ---------------------------------------------------------------------
      Total non-interest expenses                                2,222           63,363           2,821        68,406
                                                 ---------------------------------------------------------------------

Net income before income tax expense (benefit)                   8,477            7,991           4,496        20,964
                                                 ---------------------------------------------------------------------

Income tax expense (benefit)                                         -          (14,492)          1,974       (12,518)

                                                 ---------------------------------------------------------------------
Net income                                                     $ 8,477         $ 22,483         $ 2,522      $ 33,482
                                                 =====================================================================

                                                                             June 30, 2004
                                                 ---------------------------------------------------------------------

Segment assets                                             $ 7,511,774      $ 1,921,370       $ 201,977   $ 9,635,121
                                                 =====================================================================

                                                                              Three Months Ended June 30, 2003
                                                      ----------------------------------------------------------------------------
                                                                                       (in thousands)

                                                         Mortgage-Backed
                                                           Securities          Loan Origination     Loan Servicing
                                                        Holdings Segment            Segment             Segment           Total
                                                      ----------------------------------------------------------------------------
Net interest income:
Interest income                                                $ -              $ 25,446                $ -             $ 25,446
Interest expense                                                 -               (11,860)                 (712)          (12,572)
                                                      ----------------------------------------------------------------------------
Total net interest income                                        -                13,586                  (712)           12,874
                                                      ----------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                  -               129,282                  -              129,282

Loan servicing fees                                              -                -                        9,821           9,821
Amortization                                                     -                -                      (17,286)        (17,286)
Impairment reserve provision                                     -                -                       (6,472)         (6,472)
                                                      ----------------------------------------------------------------------------
Net loan servicing fees (loss)                                   -                -                      (13,937)        (13,937)

Other non-interest income                                        -                 1,241                   -               1,241
                                                      ----------------------------------------------------------------------------
Total non-interest income                                        -               130,523                 (13,937)        116,586
                                                      ----------------------------------------------------------------------------


Non-interest expenses:
Salaries, commissions and benefits, net                          -                53,284                     922          54,206
Occupancy and equipment                                          -                 6,626                      53           6,679
Data processing and communications                               -                 2,725                      23           2,748
Office supplies and expenses                                     -                 3,500                     347           3,847
Marketing and promotion                                          -                 2,796                       9           2,805
Travel and entertainment                                         -                 2,888                       3           2,891
Professional fees                                                -                 1,491                     181           1,672
Other                                                            -                 7,182                   1,241           8,423
                                                      ----------------------------------------------------------------------------
Total non-interest expenses                                      -                80,492                   2,779          83,271
                                                      ----------------------------------------------------------------------------

Net income before income tax expense (benefit)                   -                63,617                 (17,428)         46,189
                                                      ----------------------------------------------------------------------------

Income tax expense (benefit)                                     -                26,279                  (6,967)         19,312
                                                      ----------------------------------------------------------------------------

Net income                                                     $ -              $ 37,338                 (10,461)       $ 26,877
                                                      ============================================================================

                                                                                    December 31, 2003
                                                      ----------------------------------------------------------------------------

Segment assets                                         $ 1,865,414           $ 1,375,276               $ 164,000     $ 3,404,690
                                                      ============================================================================

Overview

Net income for the quarter ended June 30, 2004 was $33.5 million, compared to $26.9 million for the quarter ended June 30, 2003, an increase of $6.6 million, or 24.5%. This increase was the result of a $31.8 million decrease in income tax expense, a $14.9 million decrease in non-interest expense and a $7.2 million increase in net interest income, partly offset by a $47.3 million decrease in non-interest income.

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

The following table presents the average balances for the Mortgage-Backed Securities Holdings segment's mortgage-backed securities and reverse repurchase agreements, corresponding annualized effective rate of interest and the related interest income or expense:


                                                                         Three Months Ended June 30,
                                                 ------------------------------------------------------------------------
(Dollars in thousands)                                                             2004
                                                 ------------------------------------------------------------------------
                                                     Average Balance          Interest           Average Yield/Cost
                                                 ------------------------- ---------------- -----------------------------

Mortgage-backed securities, net (1)                           $ 4,812,343         $ 41,189                         3.42%
                                                 ------------------------- ---------------- -----------------------------



Reverse repurchase agreements (2)                               4,500,076           30,490                         2.70%
                                                 ------------------------- ---------------- -----------------------------


Net interest income                                                               $ 10,699
                                                                           ================
Interest rate spread                                                                                               0.72%
                                                                                            =============================
Net interest margin                                                                                                0.90%
                                                                                            =============================

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes net interest expense on interest rate swaps.

Revenues. Total revenues for the Mortgage-Backed Securities Holdings segment for the three months ended June 30, 2004 were $10.7 million, consisting entirely of net interest income.

Loan Origination Segment

The Loan Origination segment's primary business is the origination and sale of primarily one-to-four family residential mortgage loans. Total loan originations for the quarter ended June 30, 2004 were $6.6 billion compared to $6.2 billion for the second quarter of 2003, a 6.5% increase. Our retail originations, which are conducted through our community loan production offices and Internet call center, were 47% of our loan originations in the quarter ended June 30, 2004 compared to 80% of our originations in the quarter ended June 30, 2003. Mortgage brokers accounted for 53% of our loan originations in the quarter ended June 30, 2004 compared to 20% of our originations in the quarter ended June 30, 2003. Mortgage brokers accounted for an increased percentage of our originations in the quarter ended June 30, 2004 due to the opening of wholesale branches in the western United States.

Gain on Sales of Mortgage Loans and Mortgage-Backed Securities. Gain on sales of mortgage loans and mortgage-backed securities for the quarter ended June 30, 2004 was $59.8 million compared to $129.3 million in the quarter ended June 30, 2003. The decrease in gain on sale of loans and mortgage-backed securities was primarily the result of a decrease in average volume of IRLCs and hedged loans held for sale, the Company's adoption of SAB No. 105, which reduced the fair value of IRLCs and loans held for sale and the increased percentage of wholesale originations in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The change in fair value of IRLCs included in gain on sale of loans in the second quarter of 2004 was reduced as a result of the Company's adoption of SAB No. 105. The change in fair value of IRLCs and hedged loans held for sale decreased by $27.8 million to a loss of $28.7 million in the quarter ended June 30, 2004 compared to a loss of $0.9 million in the quarter ended June 30, 2003. Brokers fee expenses included as a reduction to gain on sale of loans increased $18.6 million from $21.7 million in the quarter ended June 30, 2003 to $40.3 million in the quarter ended June 30, 2004. The rise in fees paid to brokers on wholesale originations is the result of the increased percentage of wholesale originations in the second quarter of 2004 versus the second quarter of 2003.

Net Interest Income. Total interest income for the quarter ended June 30, 2004 on our Loan Origination segment's mortgages held for sale was $31.2 million, compared to interest income for the quarter ended June 30, 2003 of $25.4 million, an increase of $5.8 million, or 22.7%. The increase was primarily due to higher average loan inventory in the second quarter of 2004 versus the second quarter of 2003. Our Loan Origination segment funds its loan inventory primarily through a $2.0 billion Secured Liquidity Note Program and borrowing facilities with several mortgage warehouse lenders. Total interest expense for the quarter ended June 30, 2004 was $20.9 million, compared to interest expense for the quarter ended June 30, 2003 of $11.9 million, a $9.1 million increase, which was primarily due to increased borrowings to fund our increased loan inventory.

Other Revenue. Other revenue totaled $1.2 million for the quarter ended June 30, 2004 and the quarter ended June 30, 2003. For the quarter ended June 30, 2004, other income primarily includes revenue from rental income of $0.6 million, reinsurance premiums earned totaling approximately $0.4 million, and revenue from title services of $0.2 million. For the quarter ended June 30, 2003, other income primarily consists of volume incentive bonuses received from loan purchasers totaling approximately $0.6 million and revenue from title services of $0.4 million.

Expenses. Total expenses of our Loan Origination segment for the quarter ended June 30, 2004 were $63.4 million, compared to $80.5 million for the quarter ended June 30, 2003.

Our operating expenses represent costs that are not eligible to be added to the book value of the loans because they are not considered direct origination costs under the rules of SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases." Direct origination costs are added to the book value of loans and either reduce the gain on sale of loans if the loans are sold or are amortized over the life of the loan.

Salaries, commissions and benefits for the quarter ended June 30, 2004 were $41.6 million, or 63 basis points of total loan originations, compared to $53.3 million, or 85 basis points of total loan originations, for the quarter ended June 30, 2003. The decrease in expenses reflects the higher percentage of wholesale originations in the quarter ended June 30, 2004.

Operating expenses, excluding salaries, commissions and benefits, were 33 basis points of total loan originations for the quarter ended June 30, 2004 and 44 basis points for the quarter ended June 30, 2003.

Income Tax Expense. Income tax expense decreased to a benefit of $14.5 million for the quarter ended June 30, 2004 from expense of $26.3 million for the quarter ended June 30, 2003, a decrease of $40.8 million. The effective tax rate for the Loan Origination segment in the 2004 period includes permanent book-to-tax differences related to activity within the REIT and the transactions between our taxable REIT subsidiary ("TRS") and qualified REIT subsidiary ("QRS").

Loan Servicing Segment

The Loan Servicing segment total revenues for the quarter ended June 30, 2004 were $7.3 million compared to a loss of $14.6 million for the quarter ended June 30, 2003, an increase of $21.9 million.

Net loan servicing fees were $8.2 million for the quarter ended June 30, 2004, compared to a loss of $13.9 million for the quarter ended June 30, 2003.

Loan servicing fees decreased to $8.7 million for the quarter ended June 30, 2004 from $9.8 million for the quarter ended June 30, 2003, a decrease of $1.1 million, or 11.1%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $0.6 million for the quarter ended June 30, 2004 compared to $3.2 million for the quarter ended June 30, 2003, a decrease of $2.6 million.

Amortization decreased to $7.8 million for the quarter ended June 30, 2004 from $17.3 million for the quarter ended June 30, 2003, a decrease of $9.5 million. The decrease in amortization was due to a rise in interest rates which resulted in slower prepayment speeds in the quarter ended June 30, 2004 versus the quarter ended June 30, 2003.

We recognized a temporary impairment recovery of $7.2 million for the quarter ended June 30, 2004 versus a temporary impairment provision of $6.5 million for the quarter ended June 30, 2003, resulting in an increase in net loan servicing fees of $13.7 million. The increase in impairment recovery in the quarter ended June 30, 2004 was due to an increase in the fair value of servicing rights attributable to a decrease in estimated future prepayment speeds. The decrease in estimated future prepayment speeds was a result of a rise in interest rates in the quarter ended June 30, 2004.

Expenses. Total expenses of our Loan Servicing segment for the quarter ended June 30, 2004 and the quarter ended June 30, 2003 were $2.8 million.

Income Tax Expense. Income tax expense increased to $2.0 million for the quarter ended June 30, 2004 from a $6.9 million benefit for the quarter ended June 30, 2003, an increase of $8.9 million.

Results of Operations - Comparison of the Six Months Ended
                        June 30, 2004 and 2003


                                                                         Six Months Ended June 30, 2004
                                                --------------------------------------------------------------------------------
                                                                                (In thousands)

                                                  Mortgage-Backed
                                                    Securities           Loan Origination       Loan Servicing
                                                 Holdings Segment             Segment               Segment            Total
                                                --------------------------------------------------------------------------------
Net interest income:
Interest income                                            $ 56,338            $ 50,116                 $ -           $ 106,454
Interest expense                                            (39,902)            (31,889)             (1,805)            (73,596)
                                                --------------------------------------------------------------------------------
   Total net interest income                                 16,436              18,227              (1,805)             32,858
                                                --------------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                                12,651             127,322                   -             139,973

Loan servicing fees                                               -                   -              19,048              19,048
Amortization                                                      -                   -             (15,110)            (15,110)
Impairment reserve provision                                      -                   -              (5,332)             (5,332)
                                                --------------------------------------------------------------------------------
   Net loan servicing fees (loss)                                 -                   -              (1,394)             (1,394)

Other non-interest income                                         -               2,204                   -               2,204
                                                --------------------------------------------------------------------------------
   Total non-interest income                                 12,651             129,526              (1,394)            140,783
                                                --------------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                      104              80,212               2,317              82,633
   Occupancy and equipment                                        -              15,833                 269              16,102
   Data processing and communications                             6               6,431                 114               6,551
   Office supplies and expenses                                   -               5,694                 639               6,333
   Marketing and promotion                                        -               4,405                   3               4,408
   Travel and entertainment                                       2               5,338                 124               5,464
   Professional fees                                            207               3,671                 379               4,257
   Other                                                      3,073               4,453               1,994               9,520
                                                --------------------------------------------------------------------------------
      Total non-interest expenses                             3,392             126,037               5,839             135,268
                                                --------------------------------------------------------------------------------

Net income before income tax expense (benefit)               25,695              21,716              (9,038)             38,373
                                                --------------------------------------------------------------------------------

Income tax expense (benefit)                                      -             (12,757)             (3,575)            (16,332)

                                                --------------------------------------------------------------------------------
Net income                                                 $ 25,695            $ 34,473            $ (5,463)           $ 54,705
                                                ================================================================================

                                                                                  June 30, 2004
                                                --------------------------------------------------------------------------------

Segment assets                                          $ 7,511,774         $ 1,921,370           $ 201,977         $ 9,635,121
                                                ================================================================================

                                                                         Six Months Ended June 30, 2003
                                                --------------------------------------------------------------------------------
                                                                                (In thousands)

                                                  Mortgage-Backed
                                                    Securities           Loan Origination       Loan Servicing
                                                 Holdings Segment             Segment               Segment          Total
                                                ----------------------------------------------------------------------------
Net interest income:
Interest income                                              $ -               $ 46,424               $ -          $ 46,424
Interest expense                                               -                (21,281)           (1,500)          (22,781)
                                                ----------------------------------------------------------------------------
   Total net interest income                                   -                 25,143            (1,500)           23,643
                                                ----------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                -                217,493                 -           217,493

Loan servicing fees                                            -                      -            20,949            20,949
Amortization                                                   -                      -           (30,055)          (30,055)
Impairment reserve provision                                   -                      -           (12,185)          (12,185)
                                                ----------------------------------------------------------------------------
Net loan servicing fees (loss)                                 -                      -           (21,291)          (21,291)

Other non-interest income                                      -                  4,169                 -             4,169
                                                ----------------------------------------------------------------------------
   Total non-interest income                                   -                221,662           (21,291)          200,371
                                                ----------------------------------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits, net                     -                 97,125             1,728            98,853
   Occupancy and equipment                                     -                 12,118               184            12,302
   Data processing and communications                          -                  5,777                50             5,827
   Office supplies and expenses                                -                  6,164               706             6,870
   Marketing and promotion                                     -                  5,593                11             5,604
   Travel and entertainment                                    -                  4,874                 4             4,878
   Professional fees                                           -                  3,200               313             3,513
   Other                                                       -                 10,441             1,647            12,088
                                                ----------------------------------------------------------------------------
      Total non-interest expenses                              -                145,292             4,643           149,935
                                                ----------------------------------------------------------------------------

Net income before income tax expense (benefit)                 -                101,513           (27,434)           74,079
                                                ----------------------------------------------------------------------------

Income tax expense (benefit)                                   -                 41,863           (10,974)           30,889

                                                ----------------------------------------------------------------------------
Net income                                                   $ -               $ 59,650         $ (16,460)         $ 43,190
                                                ============================================================================

                                                                                December 31, 2003
                                                ----------------------------------------------------------------------------

Segment assets                                            $ 1,865,414       $ 1,375,276         $ 164,000       $ 3,404,690
                                                ============================================================================

Overview

Net income for the six months ended June 30, 2004 was $54.7 million, compared to $43.2 million for the six months ended June 30, 2003, an increase of $11.5 million, or 26.7%. This increase was the result of a $47.2 million decrease in income tax expense, a $14.7 million decrease in non-interest expense and a $9.2 million increase in net interest income, partly offset by a $59.6 million decrease in non-interest income.

Mortgage-Backed Securities Holdings Segment

The following table presents the average balances for the Mortgage-Backed Securities Holdings segment's mortgage-backed securities and reverse repurchase agreements, corresponding annualized effective rate of interest and the related interest income or expense:


                                                                  Six Months Ended June 30,
                                               --------------------------------------------------------------
(Dollars in thousands)                                                     2004
                                               --------------------------------------------------------------
                                                       Average                              Average
                                                       Balance          Interest          Yield/Cost
                                               ---------------------- ------------- -------------------------

Mortgage-backed securities, net (1)                      $ 3,385,341      $ 56,338                     3.33%
                                               ---------------------- ------------- -------------------------


Reverse repurchase agreements (2)                          3,147,704        39,902                     2.53%
                                               ---------------------- ------------- -------------------------


Net interest income                                                       $ 16,436
                                                                      =============
Interest rate spread                                                                                   0.80%
                                                                                    =========================
Net interest margin                                                                                    0.98%
                                                                                    =========================

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.
(2) Includes net interest expense on interest rate swaps.

Revenues. Total revenues for the Mortgage-Backed Securities Holdings segment for the six months ended June 30, 2004 were $29.1 million, consisting entirely of $16.4 million of net interest income and $12.7 million of gain on mortgage-backed securities.

Loan Origination Segment

Total loan originations for the six months ended June 30, 2004 were $11.0 billion compared to $10.5 billion for the six months ended June 30, 2003, a 4.8% increase. Our retail originations, which are conducted through our community loan production offices and Internet call center, were 46% of our loan originations in the six months ended June 30, 2004 compared to 81% of our originations in the six months ended June 30, 2003. Mortgage brokers accounted for 54% of our loan originations in the six months ended June 30, 2004 compared to 19% of our originations in the six months ended June 30, 2003. Mortgage brokers accounted for an increased percentage of our originations in the six months ended June 30, 2004 due to the opening of wholesale branches in the western United States.

Gain on Sales of Mortgage Loans and Mortgage-Backed Securities. Gain on sales of mortgage loans and mortgage-backed securities for the six months ended June 30, 2004 was $127.3 million compared to $217.5 million in the six months ended June 30, 2003. The decrease in gain on sale of loans and mortgage-backed securities was primarily the result of a decrease in average volume of IRLCs and hedged loans held for sale, the Company's adoption of SAB No. 105, which reduced the fair value of IRLCs and loans held for sale and the increased percentage of wholesale originations in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The change in fair value of IRLCs included in gain on sale of loans in the 2004 period was reduced as a result of the Company's adoption of SAB No. 105. The change in fair value of IRLCs and hedged loans held for sale decreased by $40.8 million to a loss of $30.9 million in the six months ended June 30, 2004 from a gain of $9.9 million in the six months ended June 30, 2003. Broker fee expenses included as a reduction to gain on sale of loans increased $41.1 million from $33.2 million in the six months ended June 30, 2003 to $74.3 million in the six months ended June 30, 2004. The rise in fees paid to brokers on wholesale originations is the result of the increased percentage of wholesale originations in the 2004 period versus the 2003 period.

Net Interest Income. Total interest income for the six months ended June 30, 2004 on our Loan Origination segment's mortgages held for sale was $50.1 million, compared to interest income for the six months ended June 30, 2003 of $46.4 million, an increase of $3.7 million, or 8.0%. The increase was primarily due to higher average loan inventory in 2004. Our Loan Origination segment funds its loan inventory primarily through a $2.0 billion Secured Liquidity Note Program and borrowing facilities with several mortgage warehouse lenders. Total interest expense for the six months ended June 30, 2004 was $31.9 million, compared to interest expense for the six months ended June 30, 2003 of $21.3 million, a $10.6 million increase, which was primarily due to increased borrowings to fund our increased loan inventory.

Other Revenue. Other revenue totaled $2.2 million for the six months ended June 30, 2004 compared to $4.2 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, other income primarily includes rental income of $1.2 million, reinsurance premiums earned totaling approximately $0.5 million and revenue from title services of $0.4 million. For the six months ended June 30, 2003, other income primarily consists of Principal fulfillment fees of $1.9 million, revenue from title services of $0.9 million and volume incentive bonuses received from loan purchasers totaling approximately $1.0 million. The Principal fulfillment fees represent non-recurring fees received from Principal Residential Mortgage, Inc. ("PRM") for loans closed by us on behalf of PRM. As part of the agreement to acquire the retail branches of PRM (the "Principal Branches"), we agreed to assume the costs incurred to close out PRM's application pipeline as of the date of the agreement on behalf of PRM for a per loan fee.

Expenses. Total expenses of our Loan Origination segment for the six months ended June 30, 2004 were $126.0 million, compared to $145.3 million for the six months ended June 30, 2003.

Our operating expenses represent costs that are not eligible to be added to the book value of the loans because they are not considered direct origination costs under the rules of SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases." Direct origination costs are added to the book value of loans and either reduce the gain on sale of loans if the loans are sold or are amortized over the life of the loan.

Salaries, commissions and benefits for the six months ended June 30, 2004 were $80.2 million, or 73 basis points of total loan originations, compared to $97.1 million, or 93 basis points of total loan originations, for the six months ended June 30, 2003. The decrease in expenses reflects the higher percentage of wholesale originations in the 2004 period.

Operating expenses, excluding salaries, commissions and benefits, were 42 basis points of total loan originations for the six months ended June 30, 2004 and 46 basis points for the six months ended June 30, 2003.

Income Tax Expense. Income tax expense decreased to a benefit of $12.8 million for the six months ended June 30, 2004 from an expense of $41.9 million for the six months ended June 30, 2003, a decrease of $54.6 million. The effective tax rate for the Loan Origination segment during the 2004 period includes permanent book-to-tax differences related to activity within the REIT and the transactions between the TRS and QRS.

Loan Servicing Segment

The Loan Servicing segment total revenues for the six months ended June 30, 2004 were a loss of $3.2 million compared to a loss of $22.8 million for the six months ended June 30, 2003, an increase of $19.6 million.

Net loan servicing fees were a loss of $1.4 million for the six months ended June 30, 2004, compared to a loss of $21.3 million for the six months ended June 30, 2003.

Loan servicing fees decreased to $19.0 million for the six months ended June 30, 2004 from $20.9 million for the six months ended June 30, 2003, a decrease of $1.9 million, or 9.1%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $3.0 million for the six months ended June 30, 2004 compared to $6.8 million for the six months ended June 30, 2003, a decrease of $3.8 million, or 55.9%.

Amortization decreased to $15.1 million for the six months ended June 30, 2004 from $30.1 million for the six months ended June 30, 2003, a decrease of $15.0 million, or 49.7%. The decrease in amortization was due to a rise in interest rates which resulted in slower prepayment speeds in the six months ended June 30, 2004 versus the six months ended June 30, 2003.

We recognized a temporary impairment provision of $5.3 million for the six months ended June 30, 2004 versus a temporary impairment provision of $12.2 million for the six months ended June 30, 2003, resulting in an increase in net loan servicing fees of $6.9 million. The decrease in impairment provision in the six months ended June 30, 2004 is due to an increase in the fair value of servicing rights attributable to a decrease in estimated future prepayment speeds. The decrease in estimated future prepayment speeds was a result of a rise in interest rates in the six months ended June 30, 2004.

Expenses. Total expenses of our Loan Servicing segment for the six months ended June 30, 2004 were $5.8 million, compared to $4.6 million for the six months ended June 30, 2003.

Income Tax Benefit. Income tax benefit decreased to $3.6 million for the six months ended June 30, 2004 from an $11.0 million benefit for the six months ended June 30, 2003, a decrease of $7.4 million, or 67.3%.

Liquidity and Capital Resources

We have arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 13 different financial institutions and on June 30, 2004 had borrowed funds from nine of these firms. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of June 30, 2004, we had $6.4 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.64% before the impact of interest rate swaps and a weighted-average remaining maturity of 6.5 months.

To originate a mortgage loan, we draw against a $2.0 billion Secured Liquidity Note Program, $1.2 billion pre-purchase facility with UBS Real Estate Securities Inc. (formerly Paine Webber Real Estate Securities Inc.) ("UBS"), a $450 million bank syndicated facility led by Residential Funding Corporation ("RFC"), a $450 million facility with CDC Mortgage Capital Inc. ("CDC"), a facility of $350 million with Morgan Stanley Bank ("Morgan Stanley") and a facility of $200 million with Credit Lyonnais. In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc. These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth. At August 3, 2004, the aggregate outstanding balance under the warehouse facilities was $1.9 billion, the aggregate outstanding balance in drafts payable was $56.5 million and the aggregate maximum amount available for additional borrowings was $1.2 billion.

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

As of June 30, 2004, our aggregate warehouse facility borrowings were $672.5 million (including $30.6 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $86.3 million, compared to $1.1 billion (including $29.0 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $25.6 million as of December 31, 2003. At June 30, 2004, our loans held for sale were $1.4 billion compared to $1.2 billion at December 31, 2003.

In addition to the UBS, CDC, RFC, Morgan Stanley, and Credit Lyonnais warehouse facilities, we have a purchase and sale agreement with UBS. This agreement allows us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Amounts sold and being held under this agreement at June 30, 2004 and December 31, 2003 were $96.9 million and

$236.0 million, respectively. The amount so held under this agreement at August 3, 2004 was $36.7 million. This agreement is not a committed facility and may be terminated at the discretion of the counterparty.

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

We also have a $79.6 million term loan facility with a bank syndicate led by RFC which we use to finance our MSRs. The term loan facility expires on August 30, 2004. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At June 30, 2004 and December 31, 2003, borrowings under our term loan facility were $79.6 million and $71.5 million, respectively.

Cash and cash equivalents increased to $433.9 million at June 30, 2004 from $53.1 million at December 31, 2003.

Our primary sources of cash and cash equivalents during the six months ended June 30, 2004, were as follows:

      o     $5.1 billion increase in reverse repurchase agreements;

      o     $1.0 billion increase in commercial paper; and

      o     $342.2 million from the issuance of capital stock.


Our primary uses of cash and cash equivalents during the six months ended June 30, 2004, were as follows:

      o     $5.6 billion net increase in mortgage-backed securities;

      o     $449.3 million net decrease in warehouse lines of credit; and

      o     $209.9 million net increase in mortgage loans held for sale.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at June 30, 2004:


                                                          Less Than                                      After
                                              Total          1 Year     1 - 3 Years     4 - 5 Years      5 Years
                                         -------------------------------------------------------------------------
                                                                        (In thousands)
Warehouse facilities                          $ 672,456      $ 672,456            $ -             $ -         $ -
Operating leases                                 47,290          7,871         23,198          12,726       3,495
Notes payable                                   107,237         81,213            707             792      24,525
Commercial paper                              1,047,036      1,047,036              -               -           -
Reverse repurchase agreements                 6,413,506      6,413,506              -               -           -
Payable for securities purchased                423,909        423,909              -               -           -

                                     ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Movements in interest rates can pose a major risk to the Company in either a rising or declining interest rate environment. The Company depends on substantial borrowings to conduct its business. These borrowings are all done at variable interest rate terms which will increase as short-term interest rates rise. Additionally, when interest rates rise, loans held for sale and any applications in process with locked-in rates decrease in value. To preserve the value of such fixed-rate loans or applications in process with locked-in rates, agreements are executed for mandatory loan sales to be settled at future dates with fixed prices. These sales take the form of forward sales of mortgage-backed securities.

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

The Company enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure when financing its adjustable-rate loans and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates, by entering into borrowings with maturity terms of less than one year, and frequently six to 12 months. The Company's adjustable-rate loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to 12 months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities. The Company's duration gap was less than one month on June 30, 2004.

The following table summarizes the Company's interest rate sensitive instruments:


                                                                                                June 30, 2004
                                                                          ------------------------------------------------------
                                                                              Notional           Carrying          Estimated
                                                                               Amount             Amount          Fair Value
                                                                          ----------------- ------------------ -----------------
                                                                                              (In thousands)
Assets:
Mortgage-backed securities                                                     $ 7,389,412        $ 7,331,162       $ 7,331,162
Interest rate lock commitments - loans to be sold                                  903,735              6,122            18,492
Interest rate lock commitments - loans held for securitization                   1,416,265                  -             7,251
Mortgage loans held for sale, net                                                1,414,417          1,435,998         1,448,259
Mortgage servicing rights, net                                                  10,196,733            141,818           145,122
Interest rate swaps                                                              4,377,000             38,486            38,486

Liabilities:
Reverse repurchase agreements                                                  $ 6,413,506        $ 6,413,506       $ 6,404,286
Forward delivery commitments- Loan commitments                                     469,991              5,683             5,683
Forward delivery commitments - Loans held for sale                                 365,109              4,415             4,415


                                                                                               December 31, 2003
                                                                          ------------------------------------------------------
                                                                              Notional           Carrying          Estimated
                                                                               Amount             Amount          Fair Value
                                                                          ----------------- ------------------ -----------------
                                                                                             (In thousands)
Assets:
Mortgage-backed securities                                                     $ 1,759,064        $ 1,763,628       $ 1,763,628
Interest rate lock commitments - loans to be sold                                1,140,350             20,837            20,837
Mortgage loans held for sale, net                                                1,187,314          1,226,127         1,228,441
Mortgage servicing rights, net                                                   8,272,294            117,784           117,784

Liabilities:
Reverse repurchase agreements                                                  $ 1,344,327        $ 1,344,327       $ 1,344,327
Forward delivery commitments- Loan commitments                                     477,863              4,358             4,358
Forward delivery commitments - Loans held for sale                               1,161,217              2,300             2,300
Interest rate swaps                                                                755,000              6,036             6,036


The Company had total commitments to lend at June 30, 2004 and December 31, 2003 of $6.5 billion and $4.0 billion, respectively.

                                     ITEM 4.

                             CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this quarterly report. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of 2004.

                            PART II-OTHER INFORMATION


                                     ITEM 1.

                                LEGAL PROCEEDINGS

In June 2002, the Company acquired Columbia National, Incorporated, a Maryland corporation ("Columbia"), which is a subsidiary of the Company and which recently changed its name to "American Home Mortgage Servicing, Inc." Before the Company acquired Columbia, Columbia discovered fraudulent loan activity at its Bensalem, Pennsylvania office and notified the U.S. Department of Housing and Urban Development ("HUD"). HUD then instituted an investigation into the loan originations of the Bensalem office. Shortly thereafter, several years before Columbia was acquired by the Company, Columbia closed the Bensalem office and terminated the employees involved in the alleged fraudulent activity. In 2000, Columbia settled with HUD, paying a fine to HUD in the amount of $24,000 and agreeing to indemnify HUD for certain losses. Columbia, as loan servicer for institutional investors, subsequently made FHA insurance claims with respect to approximately 60 loans that were originated by the Bensalem office between 1997 and 1999. The federal government is now seeking to recover insurance proceeds paid in connection with certain of those claims, along with potentially applicable fines and penalties. The Company is cooperating fully with respect to the federal government's review of these loans. While the amount of any potential settlement is not known at this time, the Company does not expect that such amount will materially affect its financial condition or results of operations.


                                     ITEM 2.

           CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
                              OF EQUITY SECURITIES

Series A Preferred Stock

In July 2004, we issued 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share ("Series A Preferred Stock"), in an underwritten public offering. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights, redemption rights and rights upon our voluntary or involuntary liquidation, dissolution or winding up. Accordingly, if we liquidate, dissolve or wind up, holders of the Series A Preferred Stock will have the right to receive the liquidation preference of $25.00 per share, plus all accumulated and unpaid dividends (whether or not declared) to the date of payment, before any payments are made to the holders of our common stock. For a complete description of the rights and preferences of the Series A Preferred Stock, refer to Exhibits 3.1 and 3.2 of this Quarterly Report on Form 10-Q.

Issuance of Unregistered Securities

The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended June 30, 2004.

The Company acquired Marina Mortgage Company, Inc. ("Marina") on December 29, 1999. In addition to the shares paid to former Marina shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders under the earnout provisions of the merger agreement. On May 12, 2004 pursuant to these earnout provisions, the Company issued an aggregate of 202,582 shares of common stock to such shareholders as additional consideration. These securities were exempt from registration under
Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

The Company acquired First Home Mortgage Corp. ("First Home") on June 30, 2000. In addition to the shares paid to former First Home shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders as additional consideration under the earnout provisions of the merger agreement. On April 1, 2004, pursuant to these earnout provisions, the Company issued an aggregate of 1,888 shares of common stock to such shareholders as additional consideration. In addition, on May 15, 2004, the Company issued 2,311 shares of common stock to such shareholders. These securities were exempt from registration under Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

                                     ITEM 3.

                         DEFAULTS UPON SENIOR SECURITIES

                                      None.


                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2004 Annual Meeting of Stockholders held on June 16, 2004, the following actions were proposed (which are described in greater detail in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2004):


                                Proposal                                   Votes For            Votes Against        Votes Abstained
                                --------                                   ---------            -------------        ---------------

o     To elect each of John A. Johnston and Michael A. McManus,
      Jr. as a Class II director to serve for a three-year term
      expiring at the 2007 Annual Meeting of Stockholders and to elect Irving J. Thau as a Class III director to serve for
      the remainder of the current term of office of the Class
      III directors, which expires at the 2005 Annual Meeting of
      Stockholders, and in each case until their respective
      successors are duly elected and qualify.
      o     John A. Johnston                                                37,074,591              516,599                  --
      o     Michael A. McManus, Jr.                                         37,351,843              239,347                  --
      o     Irving J. Thau                                                  37,351,843              239,347                  --
o     To consider and ratify Deloitte & Touche LLP as the
      Company's external auditor for the fiscal year ending
      December 31, 2004.                                                    36,681,229              810,130               99,831

Each of the above proposals was approved by the Company's stockholders.


                                     ITEM 5.

                                OTHER INFORMATION

                                      None.


                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit 3.1 Articles Supplementary of the Company establishing and fixing the rights and preferences of the Company's 9.75% Series A Cumulative Redeemable Preferred Stock, which the Company filed with the State Department of Assessments and Taxation of Maryland on July 6, 2004.

Exhibit 3.2 Articles Supplementary of the Company establishing and fixing the rights and preferences of 747,000 additional shares of the Company's 9.75% Series A Cumulative Redeemable Preferred Stock, which the Company filed with the State Department of Assessments and Taxation of Maryland on July 19, 2004.

Exhibit 10.1 Second Amended and Restated Warehousing Credit, Term Loan and Security Agreement (Syndicated), dated as of May 27, 2004 (the "RFC Loan Agreement"), by and among Columbia National, Incorporated, American Home Mortgage Corp., and American Home Mortgage Acceptance, Inc., collectively "Borrowers," Residential Funding Corporation, as credit agent for the Lenders that are party thereto, and U.S. Bank National Association and Manufacturers and Traders Trust Company, together as co-agents.

Exhibit 10.2 Guaranty, dated as of May 27, 2004, made by the Company, as Guarantor, on behalf of the Borrowers in favor of Residential Funding Corporation, as credit agent for the Lenders that are party to the RFC Loan Agreement.

Exhibit 10.3 Second Amended and Restated Master Repurchase Agreement, dated as of June 1, 2004, by and among the Company, American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp., Columbia National, Incorporated, and CDC Mortgage Capital Inc.

Exhibit 10.4 Second Amended and Restated Custodial and Disbursement Agreement, dated as of June 1, 2004, by and among the Company, American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp., Columbia National, Incorporated, CDC Mortgage Capital Inc., and Deutsche Bank National Trust Company, as custodian and disbursement agent.

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

(b) Reports on Form 8-K.

During the fiscal quarter ended June 30, 2004, the Company filed with the SEC the following Current Reports on Form 8-K:

      o Current Report on Form 8-K, dated April 28, 2004, and furnished to the SEC on April 28, 2004, which disclosed that the Company issued a press release reporting its financial results for the fiscal quarter ended March 31, 2004.

      o Current Report on Form 8-K, dated June 21, 2004, and filed on June 21, 2004, which reported that the Company filed a Preliminary Prospectus Supplement to the Prospectus dated January 12, 2004, and included as part of the Registration Statement on Form S-3 of the Company (File No. 333-111546) as filed with the SEC on December 24, 2003, as amended by Amendment No. 1 to the Registration Statement filed with the Commission on January 8, 2004, relating to the offering of 3,000,000 shares of the Company's Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN HOME MORTGAGE INVESTMENT CORP.
                                  (Registrant)



Date:  August 9, 2004             By: /s/ Michael Strauss
                                     -------------------------------------------
                                          Michael Strauss
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          and President


Date:  August 9, 2004             By: /s/ Stephen A. Hozie
                                     -------------------------------------------
                                          Stephen A. Hozie
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                      INDEX TO EXHIBITS
                                      -----------------

Exhibit No.                           Description
-----------                           -----------
3.1         --    Articles Supplementary of the Company establishing and fixing the rights and preferences of the Company's 9.75% Series A
                  Cumulative Redeemable Preferred Stock, which the Company filed with the State Department of Assessments and Taxation of Maryland on July 6, 2004.

3.2         --    Articles Supplementary of the Company establishing and fixing the rights and preferences of 747,000 additional shares of the Company's 9.75% Series A Cumulative Redeemable Preferred
                  Stock, which the Company filed with the State Department of Assessments and Taxation of Maryland on July 19, 2004.

10.1        --    Second Amended and Restated Warehousing Credit, Term Loan and
                  Security Agreement (Syndicated), dated as of May 27, 2004 (the
                  "RFC Loan Agreement"), by and among Columbia National,
                  Incorporated, American Home Mortgage Corp., and American Home
                  Mortgage Acceptance, Inc., collectively "Borrowers,"
                  Residential Funding Corporation, as credit agent for the Lenders that are party thereto, and U.S. Bank National
                  Association and Manufacturers and Traders Trust Company, together as co-agents.

10.2         --   Guaranty, dated as of May 27, 2004, made by the Company, as
                  Guarantor, on behalf of the Borrowers in favor of Residential
                  Funding Corporation, as credit agent for the Lenders that are party to the RFC Loan Agreement.

10.3 Second Amended and Restated Master Repurchase Agreement, dated as of June 1, 2004, by and among the Company, American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp., Columbia National, Incorporated, and CDC Mortgage Capital Inc.

10.4 Second Amended and Restated Custodial and Disbursement Agreement, dated as of June 1, 2004, by and among the Company, American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp., Columbia National, Incorporated, CDC Mortgage Capital Inc., and Deutsche Bank National Trust Company, as custodian and disbursement agent.

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