Form 10-Q
period 2004-09-30
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2004-11-09
CIK 1256536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.
                               -------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 001-31916
                        ---------

                     AMERICAN HOME MORTGAGE INVESTMENT CORP.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


Maryland                                                20-0103914
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

520 Broadhollow Road, Melville, New York                             11747
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

                                 (516) 949-3900
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

      As of November 5, 2004, there were 40,195,686 shares of the registrant's common stock, par value $0.01 per share, outstanding.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                          PART I-FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2004 and
        December 31, 2003 .................................................    1

        Consolidated Statements of Income for the Three and Nine Months
        Ended September 30, 2004 and 2003 .................................    2

        Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2004 and
        2003 ..............................................................    3

        Consolidated Statements of Cash Flows for the Three and Nine Months
        Ended September 30, 2004 and 2003 .................................    4

        Notes to Consolidated Financial Statements ........................    5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   24

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........   42

Item 4. Controls and Procedures ...........................................   44

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings .................................................   45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......   45

Item 3. Defaults Upon Senior Securities ...................................   45

Item 4. Submission of Matters to a Vote of Security Holders ...............   45

Item 5. Other Information .................................................   45

Item 6. Exhibits ..........................................................   45

SIGNATURES

INDEX TO EXHIBITS

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                       September 30,     December 31,
                                                                                           2004              2003
                                                                                       -------------    -------------
Assets:
  Cash and due from banks                                                              $     118,441    $      53,148
  Money market investments                                                                    68,039                -
                                                                                       -------------    -------------
     Cash and cash equivalents                                                               186,480           53,148
                                                                                       -------------    -------------
  Accounts receivable and servicing advances                                                 101,105           84,311
  Mortgage-backed securities (including securities pledged of $7,036,293 and
      $1,426,477 as of September 30, 2004 and December 31, 2003, respectively)             7,331,888        1,763,628
  Mortgage loans held for sale, net                                                        1,131,661        1,216,353
  Derivative assets                                                                           11,630           30,611
  Mortgage servicing rights, net                                                             160,435          117,784
  Premises and equipment, net                                                                 47,955           41,738
  Goodwill                                                                                    89,196           83,445
  Other assets                                                                                16,645           13,672
                                                                                       -------------    -------------
      Total assets                                                                     $   9,076,995    $   3,404,690
                                                                                       =============    =============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                            $     547,584    $   1,121,760
  Drafts payable                                                                              45,526           25,625
  Commercial paper                                                                           462,712                -
  Reverse repurchase agreements                                                            6,899,024        1,344,327
  Payable for securities purchased                                                                 -          259,701
  Derivative liabilities                                                                      18,237           12,694
  Accrued expenses and other liabilities                                                     154,339           76,156
  Notes payable                                                                              128,448           99,655
  Income taxes payable                                                                        30,133           66,802
                                                                                       -------------    -------------
    Total liabilities                                                                      8,286,003        3,006,720
                                                                                       -------------    -------------

Commitments and contingencies                                                                      -                -

Stockholders' Equity:
   9.75% Series A Cumulative Redeemable Preferred Stock:  par value $0.01 per share,
    10,000,000 shares authorized, 2,150,000 and 0 shares issued and outstanding
    as of September 30, 2004 and December 31, 2003, respectively                              50,857                -
  Common stock: par value $0.01 per share, 100,000,000 shares authorized,
    40,184,333 and 25,270,100 shares issued and outstanding as of September 30, 2004
    and December 31, 2003, respectively                                                          402              252
  Additional paid-in capital                                                                 629,807          281,432
  Retained earnings                                                                          151,297          121,029
  Accumulated other comprehensive loss                                                       (41,371)          (4,743)
                                                                                       -------------    -------------
    Total stockholders' equity                                                               790,992          397,970
                                                                                       -------------    -------------
      Total liabilities and stockholders' equity                                       $   9,076,995    $   3,404,690
                                                                                       =============    =============
See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,            September 30,
                                                                   ---------------------    ----------------------
                                                                     2004         2003         2004         2003
                                                                   --------    ---------    ---------    ---------
Net interest income:
  Interest income                                                  $ 94,298    $  29,693    $ 198,347    $  76,117
  Interest expense                                                  (61,405)     (16,009)    (132,596)     (38,790)
                                                                   --------    ---------    ---------    ---------
    Total net interest income                                        32,893       13,684       65,751       37,327
                                                                   --------    ---------    ---------    ---------
Non-interest income:
  Gain on sales of mortgage loans                                    28,373      105,577       98,095      323,070
  Gain on sales of mortgage-backed securities and derivatives        22,341            -       37,310            -
  Unrealized gain on mortgage-backed securities and derivatives      27,069            -       82,041            -

  Loan servicing fees                                                 9,822        8,306       28,870       29,255
  Amortization of mortgage servicing rights                          (7,755)     (14,903)     (22,865)     (44,958)
  Impairment (provision) recovery of mortgage servicing rights       (4,807)       7,825      (10,139)      (4,360)
                                                                   --------    ---------    ---------    ---------
    Net loan servicing (loss) fees                                   (2,740)       1,228       (4,134)     (20,063)
                                                                   --------    ---------    ---------    ---------

  Other non-interest income                                           3,349        1,423        5,553        5,592
                                                                   --------    ---------    ---------    ---------
    Total non-interest income                                        78,392      108,228      218,865      308,599
                                                                   --------    ---------    ---------    ---------
Non-interest expenses:
  Salaries, commissions and benefits, net                            46,482       62,698      128,805      161,551
  Occupancy and equipment                                             9,984        7,340       26,086       19,642
  Data processing and communications                                  3,745        3,682       10,296        9,509
  Office supplies and expenses                                        3,012        3,557        9,345       10,427
  Marketing and promotion                                             2,610        3,232        7,018        8,836
  Travel and entertainment                                            3,620        3,122        9,084        8,000
  Professional fees                                                   2,524        2,319        6,781        5,832
  Other                                                               6,363        5,153       15,883       17,241
                                                                   --------    ---------    ---------    ---------
    Total non-interest expenses                                      78,340       91,103      213,298      241,038
                                                                   --------    ---------    ---------    ---------

Net income before income tax (benefit) expense                       32,945       30,809       71,318      104,888

Income tax (benefit) expense                                         (9,998)      12,115      (26,330)      43,004
                                                                   --------    ---------    ---------    ---------

Net income                                                           42,943       18,694       97,648       61,884
                                                                   --------    ---------    ---------    ---------

Dividends on preferred stock                                          1,648            -        1,648            -
                                                                   --------    ---------    ---------    ---------
Net income available to common shareholders                        $ 41,295    $  18,694    $  96,000    $  61,884
                                                                   ========    =========    =========    =========
  Per share data:
    Basic                                                          $   1.03    $    1.08    $    2.61    $    3.64
    Diluted                                                        $   1.02    $    1.06    $    2.58    $    3.57

    Weighted average number of shares - basic                        40,145       17,272       36,737       17,003
    Weighted average number of shares - diluted                      40,605       17,705       37,198       17,358

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                                Accumulated
                                                                       Additional                  Other           Total
                                                  Preferred   Common    Paid-in     Retained   Comprehensive   Stockholders'
(Dollars in thousands)                              Stock     Stock     Capital     Earnings       Loss           Equity
- ----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003                        $       -   $  167   $   95,785   $ 68,144   $           -   $     164,096
                                                  =========   ======   ==========   ========   =============   =============
Comprehensive income:
  Net income                                              -        -            -     61,884               -          61,884
                                                                                                               -------------
Comprehensive income                                                                                                  61,884
  Issuance of common stock - earnouts                     -        3        3,302          -               -           3,305
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                                  -        3        1,933          -               -           1,936
  Issuance of common stock - warrants                     -        -           78          -               -              78
  Dividends declared on common stock                      -        -            -     (4,752)              -          (4,752)
                                                  ---------   ------   ----------   --------   -------------   -------------
Balance at September 30, 2003                     $       -   $  173   $  101,098   $125,276   $           -   $     226,547
                                                  =========   ======   ==========   ========   =============   =============
Balance at December 31, 2003                      $       -   $  252   $  281,432   $121,029   $      (4,743)  $     397,970
                                                  =========   ======   ==========   ========   =============   =============
Comprehensive income:
  Net income                                              -        -            -     97,648               -          97,648
  Unrealized gain on mortgage-backed
    securities available for sale                         -        -            -          -           1,780           1,780
  Unrealized loss on cash flow hedges, net
    of amortization                                       -        -            -          -         (38,408)        (38,408)
                                                                                                               -------------
Comprehensive income                                                                                                  61,020
  Issuance of preferred stock - offering             50,857        -            -          -               -          50,857
  Issuance of common stock - offering                     -      144      339,647          -               -         339,791
  Issuance of common stock - earnouts                     -        2        4,843          -               -           4,845
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                                  -        4        2,286          -               -           2,290
  Tax benefit from stock options exercised                -        -        1,599          -               -           1,599
  Dividends declared on preferred stock                   -        -            -     (1,648)              -          (1,648)
  Dividends declared on common stock                      -        -            -    (65,732)              -         (65,732)
                                                  ---------   ------   ----------   --------   -------------   -------------
Balance at September 30, 2004                     $  50,857   $  402   $  629,807   $151,297   $    ($41,371)  $     790,992
                                                  =========   ======   ==========   ========   =============   =============
See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                       2004           2003            2004             2003
                                                                   -----------------------------------------------------------
Cash flows from operating activities:
Net income                                                         $    42,943    $     18,694    $     97,648    $     61,884
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                            2,151           1,589           6,116           4,202
Amortization and impairment of mortgage servicing rights                12,562           7,078          33,004          49,318
Amortization of mortgage-backed securities premiums, net                 9,477               -          19,759               -
Amortization of cash flow hedges                                        (7,019)              -          (5,148)              -
Gain on sales of mortgage-backed securities and derivatives            (22,341)              -         (37,310)              -
Unrealized gain on securities held in trading                          (23,916)              -         (40,402)              -
Unrealized loss (gain) on free standing derivatives                     20,128               -         (21,323)              -
Additions to mortgage servicing rights on securitized loans            (27,203)              -         (59,580)              -
Additions to mortgage servicing rights on sold loans                    (3,976)        (27,711)        (16,075)        (43,316)
Decrease (increase) in interest rate lock commitments                    7,358           9,605          18,981          (5,198)
(Increase) decrease in deferred origination costs                         (808)          8,885           3,334          (4,372)
(Increase) decrease in SFAS No. 133 basis adjustments                   (1,009)          6,064          15,173          (5,899)
Other                                                                   (2,662)            130          (3,898)            469
Increase in operating assets:
    Accounts receivable and servicing advances                            (616)        (13,773)        (16,794)         (6,335)
    Other assets                                                        (2,857)         (2,793)         (2,729)         (4,468)
Increase (decrease) in operating liabilities:
    Accrued expenses and other liabilities                              32,761         (14,940)         65,921           1,539
    Income taxes payable                                               (10,995)          4,249         (36,669)         23,692
    Forward delivery contracts                                          (9,004)         11,904          (5,564)          4,700
Origination of mortgage loans held for sale                         (2,688,820)     (7,052,401)    (10,387,703)    (17,536,117)
Proceeds from sales of mortgage loans                                2,806,070       7,070,846      10,741,622      16,690,090
                                                                   -----------    ------------    ------------    ------------
    Net cash provided by (used in) operating activities                132,224          27,426         368,363        (769,811)
                                                                   -----------    ------------    ------------    ------------
Cash flows from investing activities:
Purchases of premises and equipment, net                                (5,565)         (2,983)        (12,333)         (8,132)
Origination of mortgage loans held for securitization               (2,603,371)              -      (5,937,304)              -
Proceeds from securitizations of mortgage loans                      2,779,409               -       5,649,568               -
Purchases and additions to mortgage-backed securities               (3,317,250)              -     (11,019,093)              -
Proceeds from sales of mortgage-backed securities and derivatives    3,008,523               -       4,758,637               -
Principal repayments on mortgage-backed securities                     397,727               -         753,933               -
Other                                                                        -             414            (244)             12
                                                                   -----------    ------------    ------------    ------------
    Net cash provided by (used in) investing activities                259,473          (2,569)     (5,806,836)         (8,120)
                                                                   -----------    ------------    ------------    ------------
Cash flows from financing activities:
(Decrease) increase in warehouse lines of credit                      (124,872)         (4,667)       (574,176)        801,644
Increase in reverse repurchase agreements                              485,518               -       5,554,697               -
Decrease in payable for securities purchased                          (423,909)              -        (259,701)              -
(Decrease) increase in commercial paper                               (584,324)              -         462,712               -
(Decrease) increase in drafts payable                                  (40,774)        (18,762)         19,901           6,407
Proceeds from issuance of preferred stock                               52,057               -          52,057               -
Proceeds from issuance of capital stock                                    426             564         342,637           1,629
Dividends paid                                                         (24,468)         (2,237)        (55,115)         (4,751)
Increase (decrease) in notes payable                                    21,211          10,994          28,793          (1,831)
                                                                   -----------    ------------    ------------    ------------
    Net cash (used in) provided by financing activities               (639,135)        (14,108)      5,571,805         803,098
                                                                   -----------    ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                  (247,438)         10,749         133,332          25,167
Cash and cash equivalents, beginning of period                         433,918          38,834          53,148          24,416
                                                                   -----------    ------------    ------------    ------------
Cash and cash equivalents, end of period                           $   186,480    $     49,583    $    186,480    $     49,583
                                                                   ===========    ============    ============    ============
Supplemental disclosure of cash flow information:
Interest paid                                                      $    28,887    $     10,812    $     65,485    $     29,797
Income taxes paid                                                          996           7,974           7,357          20,697

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - On December 3, 2003, American Home Mortgage Investment Corp. ("AHM Investment") completed its merger with Apex Mortgage Capital, Inc. ("Apex"), a Maryland corporation that operated and elected to be treated as a real estate investment trust, or REIT. Under the terms of the transaction, American Home Mortgage Holdings, Inc. ("AHM Holdings") reorganized through a reverse triangular merger that caused AHM Investment, a newly formed Maryland corporation that operates and has elected to be treated as a REIT for federal income tax purposes, to become AHM Holdings' parent. AHM Investment was formed to combine the net assets of Apex, consisting primarily of mortgage-backed securities, with the mortgage origination and servicing businesses of AHM Holdings. As used herein, references to the "Company," "American Home," "we," "our" and "us" refer to AHM Investment collectively with its subsidiaries.

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

Due to the Company's exercising significant influence on the operations of its joint ventures, their balances and operations have been fully consolidated in the accompanying consolidated financial statements and all intercompany accounts and transactions have been eliminated.

Cash and Due From Banks - Cash and due from banks include cash on hand, amounts due from banks and overnight deposits. The carrying amount of cash and due from banks approximates its fair value.

Money Market Investments - Money market investments include short-term purchases of securities under agreements to resell ("repurchase agreements"). The amount advanced under repurchase agreements approximates its fair value and is reported as an asset on the balance sheet.

Mortgage-backed Securities - Mortgage-backed securities are classified as either trading or available for sale. Trading securities are reported at fair value, and changes in fair value are reported in unrealized gain on mortgage-backed securities and derivatives in the statements of operations. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). Realized gains and losses on sales of available for sale securities are determined on an average cost basis and included in gain on sales of mortgage-backed securities and derivatives.

When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security is likely to be sold prior to the recovery of fair value). If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Premiums and discounts on the Company's mortgage-backed securities held in available for sale are amortized to interest income using the level yield method over the estimated life of the security.

Mortgage Loans Held for Sale - Mortgage loans held for sale are carried at the lower of cost or aggregate market value. The cost basis includes the capitalized value of the interest rate lock commitments ("IRLCs") related to the mortgage loans and any net deferred origination costs. For mortgage loans held for sale that are hedged with forward sale commitments, if the Company meets hedge accounting requirements, the carrying value is adjusted for the change in market during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate basis.

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

Goodwill - Goodwill represents the excess purchase price over the fair value of net assets acquired from business acquisitions. The Company tests for impairment at least annually and will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. The Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to the Company's loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to the Company's mortgage-backed securities holdings segment includes a forecast of the expected future net interest income, gain on mortgage-backed securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies.

Reverse Repurchase Agreements - The Company has entered into reverse repurchase agreements to finance certain of its investments. These agreements are secured by a portion of the Company's investments and bear interest rates that have historically moved in close relationship to the London Inter-Bank Offer Rate ("LIBOR"). Reverse repurchase agreements are accounted for as short-term borrowings and recorded as a liability on the balance sheet.

Commercial Paper - The Company formed a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of the Company's mortgage loans held for sale. The commercial paper is secured by the Company's loans held for sale, mortgage-backed securities and cash and bears interest at prevailing money market rates approximating LIBOR. Commercial paper is accounted for as a short-term borrowing and recorded as a liability on the balance sheet.

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

Interest Rate Lock Commitments. The Company's mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs associated with loans expected to be sold or securitized as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before March 31, 2004 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs to originate the loan. In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which provided industry guidance that changed the timing of recognition of MSRs for IRLCs initiated after March 31, 2004. In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative IRLCs. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold.

Forward Delivery Commitments Used to Hedge IRLCs. The Company uses mortgage forward delivery contracts to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

Forward Delivery Commitments Used to Hedge Mortgage Loans Held for Sale. The Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency-eligible conforming loans and most of its non-conforming loans held for sale. At the inception of the hedge, to qualify for hedge accounting, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory as well as its objective and strategy for undertaking the hedge transaction. For conventional conforming fixed-rate loans, the notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company. The Company classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

Interest Rate Swap Agreements. The Company enters into interest rate swap agreements which require it to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The fair value of interest rate swap agreements are based on the net present value of estimated future interest payments over the remaining life of the interest rate swap agreement. All changes in the unrealized gains and losses on swap agreements designated as cash flow hedges have been recorded in "accumulated other comprehensive loss" and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. For interest rate swap agreements accounted for as cash flow hedges, the net amount accrued for the variable interest receivable and fixed interest payable affects the amount recorded as "interest expense." If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in accumulated other comprehensive loss would be reclassified to income. Certain swap agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's swap agreements and hedged borrowings are nearly identical, due to the explicit requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company does not account for these hedges under a method defined in SFAS No. 133 as the "shortcut" method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. The Company classifies and accounts for interest rate swap agreements that are not designated as cash flow hedges as free-standing derivatives. Accordingly, these swap agreements are recorded at fair value with changes in fair value recorded to current earnings as a component of "unrealized gain on mortgage-backed securities and derivatives" as they are used to offset the price change exposure of mortgage-backed securities classified as trading. For interest rate swap agreements accounted for as free-standing derivatives, the net amount accrued for the variable interest receivable and fixed interest payable is recorded in current earnings as "unrealized gain on mortgage-backed securities and derivatives."

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

Loan Origination Fees and Direct Origination Costs - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold. When loans are securitized and held as securities available for sale, net deferred origination costs are amortized over the life of the security using the level-yield method and such amounts are included in interest income. When loans are securitized and held as trading securities, net deferred origination costs are an adjustment to the cost of the security and such amounts affect the amount recorded as unrealized gain on mortgage-backed securities and derivatives. Gain on sales of mortgage loans and salaries, commissions and benefits have been reduced by $71.8 million and $70.4 million due to direct loan origination costs, including commission costs, incurred for the nine months ended September 30, 2004 and 2003, respectively.

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

The Company enters into interest rate swap agreements which require it to pay a fixed interest rate and receive a variable interest rate based on the LIBOR. For interest rate swap agreements accounted for as cash flow hedges, the net amount accrued for the variable interest receivable and fixed interest payable affects the amount recorded as "interest expense." For interest rate swap agreements accounted for as free-standing derivatives, the net amount accrued for the variable interest receivable and fixed interest payable is recorded in current earnings as "unrealized gain on mortgage-backed securities and derivatives."

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

Stock Option Plans - In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). The Company has elected to account for the Plan using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," had been applied. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, the Company's net income available to common stockholders would have been $95.4 million and $61.4 million for the nine months ended September 30, 2004 and 2003, respectively. Basic earnings per share would have been $2.60 and $3.61 for the nine months ended September 30, 2004 and 2003, respectively. Diluted earnings per share would have been $2.56 and $3.54 for the nine months ended September 30, 2004 and 2003, respectively.

                                                               Three Months Ended September 30,      Nine Months Ended September 30,
                                                               --------------------------------      -------------------------------
(In thousands, except per share data)                               2004               2003              2004               2003
                                                               --------------      ------------      ------------        -----------
Net income available to common
   shareholders - as reported                                    $ 41,295            $18,694         $ 96,000            $ 61,884
Less: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                                  (272)              (224)            (638)               (518)
                                                               --------------      ------------      ------------        -----------
Net income available to common
   shareholders - pro forma                                      $ 41,023            $18,470         $ 95,362            $ 61,366
                                                               ==============      ============      ============        ===========
Earnings per share:
    Basic - as reported                                          $   1.03            $  1.08         $   2.61            $   3.64
    Basic - pro forma                                            $   1.02            $  1.07         $   2.60            $   3.61

    Diluted - as reported                                        $   1.02            $  1.06         $   2.58            $   3.57
    Diluted - pro forma                                          $   1.01            $  1.04         $   2.56            $   3.54



Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Cash Flows - Cash and cash equivalents are demand deposits and short-term investments with a maturity of 90 days or less.

Recently Issued Accounting Standards - In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." Among other investments, this guidance is applicable to debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. A company's liquidity and capital requirements should be considered when assessing its intent and ability to hold an investment for a reasonable period of time that would allow the fair value of the investment to recover up to or beyond its cost. Although not presumptive, a pattern of selling investments prior to the forecasted fair value recovery may call into question a company's intent. In addition, the severity and duration of the impairment should also be considered when determining whether the impairment is other-than-temporary. This new guidance was to be effective for reporting periods beginning after June 15, 2004, but was subsequently deferred to periods ending after December 15, 2004 pending issuance of a Financial Accounting Standards Board Staff Position. The Company is currently evaluating the impact this guidance will have on its process for determining whether other-than-temporary declines exist within its available for sale securities portfolio. Adoption of this guidance may accelerate the recognition of losses from declines in value on available for sale securities due to interest rates; however, it is not anticipated to have a significant impact on stockholders' equity as changes in market value of available for sale securities are already included in "accumulated other comprehensive loss."

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities as of September 30, 2004 and December 31, 2003:


                                                      September 30, 2004
                          -----------------------------------------------------------------------
(In thousands)            Trading Securities    Securities Available for Sale    Total Securities
- -----------------------   ------------------    -----------------------------    ----------------
Adjusted cost             $        2,651,063    $                   4,667,454    $      7,318,517

Gross unrealized gains                16,074                           18,341              34,415
Gross unrealized losses               (5,775)                         (15,269)            (21,044)
                          ------------------    -----------------------------    ----------------
Fair value                $        2,661,362    $                   4,670,526    $      7,331,888
                          ==================    =============================    ================

                                                      December 31, 2003
                          -----------------------------------------------------------------------
(In thousands)            Trading Securities    Securities Available for Sale    Total Securities
                          -----------------------------------------------------------------------
Adjusted cost             $          476,541    $                   1,282,523    $      1,759,064

Gross unrealized gains                 3,382                            1,969               5,351
Gross unrealized losses                 (110)                            (677)               (787)
                          ------------------    -----------------------------    ----------------
Fair value                $          479,813    $                   1,283,815    $      1,763,628
                          ==================    =============================    ================


During the quarter ended September 30, 2004, the Company sold $3.0 billion of mortgage-backed securities and realized $38.6 million in gains and $16.3 million in losses, net of associated interest rate swaps.

During the nine months ended September 30, 2004, the Company sold $4.7 billion of mortgage-backed securities and realized $58.7 million in gains and $21.4 million in losses, net of associated interest rate swaps.

The Company's mortgage-backed securities with gross unrealized losses at September 30, 2004 have been in an unrealized loss position for less than six months.

The Company has credit exposure on loans it has securitized. The following table summarizes the loan delinquency information as of September 30, 2004 and December 31, 2003:


                                                      September 30, 2004
                      ---------------------------------------------------------------------------------------
(Dollars in thousands)

Delinquency Status    Loan Count   Loan Balance   Percent of Total Securitizations    Percent of Total Assets
- -------------------   ----------   ------------   --------------------------------    -----------------------
60 to 89 days                 24   $      5,857                               0.20%                      0.06%
90 and greater days            6          1,580                               0.05%                      0.02%
Foreclosure                   13          3,334                               0.11%                      0.04%
                      ----------   ------------   --------------------------------    -----------------------
                              43   $     10,771                               0.36%                      0.12%
                      ==========   ============   ================================    =======================

                                                    December 31, 2003
                     -----------------------------------------------------------------------------------
(Dollars in thousands)

Delinquency Status   Loan Count  Loan Balance   Percent of Total Securitizations Percent of Total Assets
- ------------------   ----------  ------------   -------------------------------- -----------------------
60 to 89 days                1   $        692                              0.13%                   0.02%
                     ----------   ------------  -------------------------------- -----------------------
                             1   $        692                              0.13%                   0.02%
                     ==========  =============  ===============================  =======================


NOTE 3 - MORTGAGE LOANS HELD FOR SALE, NET

The following table presents the Company's mortgage loans held for sale, net, as of September 30, 2004 and December 31, 2003:


                                    September 30,   December 31,
(In thousands)                           2004            2003
                                    -------------   -------------
Mortgage loans held for sale        $   1,121,129   $   1,187,314
SFAS No. 133 basis adjustments              1,316          16,489
Deferred origination costs, net             9,216          12,550
                                    -------------   -------------
Mortgage loans held for sale, net   $   1,131,661   $   1,216,353
                                    =============   =============


NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of September 30, 2004 and December 31, 2003:


                                                   September 30,   December 31,
(In thousands)                                         2004            2003
                                                   -------------   -------------
Derivative Assets:
Interest rate lock commitments                     $      11,630   $      30,611
                                                   -------------   -------------
     Derivative assets                             $      11,630   $      30,611
                                                   =============   =============

Derivative Liabilities:
Forward delivery contracts - loan commitments      $         980   $       4,358
Forward delivery contracts - loans held for sale             114           2,300
Interest rate swaps                                        7,324           6,036
Interest rate swaps - free standing derivatives            9,819               -
                                                   -------------   -------------
     Derivative liabilities                        $      18,237   $      12,694
                                                   =============   =============


The notional amount of the Company's interest rate swaps as of September 30, 2004 was $2.8 billion.

At September 30, 2004, the notional amount of forward delivery contracts amounted to approximately $843.5 million. The forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness recognized in hedging loans held for sale recorded on the balance sheet was insignificant as of September 30, 2004.

NOTE 5 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the three and nine months ended September 30, 2004 and 2003:



                                        Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                      ----------------------    ----------------------
(In thousands)                           2004        2003          2004        2003
                                      ---------    ---------    ---------    ---------
Mortgage Servicing Rights:
Balance at beginning of period        $ 151,018    $ 104,775    $ 121,652    $ 119,225
Additions                                31,179       27,711       75,655       43,316
Amortization                             (7,755)     (14,903)     (22,865)     (44,958)
                                      ---------    ---------    ---------    ---------
Balance at end of period              $ 174,442    $ 117,583    $ 174,442    $ 117,583
                                      ---------    ---------    ---------    ---------
Impairment Allowance:
Balance at beginning of period        $  (9,200)   $ (22,387)   $  (3,868)   $ (10,202)
Impairment recovery (provision)          (4,807)       7,825      (10,139)      (4,360)
                                      ---------    ---------    ---------    ---------
Balance at end of period              $ (14,007)   $ (14,562)   $ (14,007)   $ (14,562)
                                      ---------    ---------    ---------    ---------
Mortgage servicing rights, net        $ 160,435    $ 103,021    $ 160,435    $ 103,021
                                      =========    =========    =========    =========


Aggregate Amortization Expense
- ------------------------------
   Nine months ended September 30, 2004                 $ 22,865

Estimated Amortization Expense
- ------------------------------
   Year ended September 30, 2005                        $ 39,835
   Year ended September 30, 2006                          33,436
   Year ended September 30, 2007                          22,369
   Year ended September 30, 2008                          15,355
   Year ended September 30, 2009                          11,479
    Thereafter                                            51,968


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

The significant assumptions used in estimating the fair value of MSRs at September 30, 2004 and December 31, 2003 were as follows:

                                          September 30, 2004    December 31, 2003
                                          ------------------    -----------------
Weighted-average prepayment speed (PSA)                  352                  397
Weighted-average discount rate                         10.42%                9.82%
Weighted-average default rate                           2.64%                4.02%


The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at September 30, 2004 and December 31, 2003:


                                                       September 30, 2004    December 31, 2003
                                                       ------------------    -----------------
                                                                (Dollars in thousands)
Loan servicing portfolio - loans sold or securitized   $       12,539,467    $       8,272,294
Average loan size                                      $              160    $             120
Weighted-average servicing fee                                      0.354%               0.347%
Weighted-average note rate                                           5.41%                5.72%
Weighted-average remaining term (in months)                           327                  298
Weighted-average age (in months)                                       18                   27


NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the nine months ended September 30, 2004:



                                                            Mortgage-Backed
                                      Loan Origination    Securities Holdings
(In thousands)                             Segment              Segment            Total
                                      -----------------   --------------------   ----------
Balance at December 31, 2003          $          58,605   $             24,840   $   83,445
Earnouts from previous acquisitions               5,751                      -        5,751
                                      -----------------   --------------------   ----------
Balance at September 30, 2004         $          64,356   $             24,840   $   89,196
                                      =================   ====================   ==========



NOTE 7 - WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit

As of September 30, 2004, the Company has a committed bank syndicated facility led by Bank of America and a pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"). The Company also has committed facilities with CDC Mortgage Capital Inc. ("CDC"), Morgan Stanley Bank ("Morgan Stanley") and Calyon Americas. In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc. The Bank of America facility is for $600 million, the UBS facility is for $1.2 billion, the CDC facility is for $450 million, the Morgan Stanley facility is for $350 million and the Calyon Americas facility is for $200 million. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At September 30, 2004, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of September 30, 2004, borrowings under the working capital line of credit were $24 million.

The following table presents the Company's warehouse lines of credit as of September 30, 2004 and December 31, 2003:


                                             September 30, 2004         December 31, 2003
                                           ----------------------    ------------------------
                                                         Weighted                    Weighted
                                           Outstanding   Average      Outstanding    Average
(Dollars in thousands)                       Balance       Rate         Balance        Rate
                                           ----------------------    ------------------------
Calyon Americas                            $   199,540       2.44%   $     200,702       1.88%
Bank of America                                187,096       2.92                -          -
CDC                                            156,946       2.63          406,444       1.98
Morgan Stanley                                   4,002       2.57           92,925       1.92
RFC                                                  -          -          293,344       2.06
UBS                                                  -          -          128,345       3.21
                                           -----------               -------------
Warehouse lines of credit                  $   547,584       2.66%   $   1,121,760       2.12%
                                           ===========               =============


Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with thirteen different financial institutions and on September 30, 2004 had borrowed funds from nine of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of September 30, 2004, the Company had $6.9 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.78% and a weighted-average remaining maturity of four months. As of December 31, 2003, the Company had $1.3 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.26% and a weighted-average remaining maturity of seven months.

At September 30, 2004 and December 31, 2003, the Company's reverse repurchase agreements had the following remaining maturities:


                                       September 30,    December 31,
                                            2004            2003
                                      ---------------   -------------
                                               (In thousands)
Within 30 days                        $     1,122,546   $     184,302
31 to 89 days                               1,782,846               -
90 to 365 days                              3,993,632       1,160,025
                                      ---------------   -------------
Reverse repurchase agreements         $     6,899,024   $   1,344,327
                                      ===============   =============


Commercial Paper

In May 2004, the Company formed a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of the Company's mortgage loans held for sale. The special purpose entity allows for issuance of short-term notes with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $2.0 billion at September 30, 2004.

As of September 30, 2004, the Company had $462.7 million of SLNs outstanding, with an average interest cost of 1.83%. The SLNs were collateralized by loans held for sale, mortgage-backed securities and cash with a balance of $467.8 million as of September 30, 2004.

At September 30, 2004, the Company's commercial paper had the following remaining maturities:


                                           September 30,
                                               2004
                                           -------------
                                           (In thousands)

                        Within 30 days     $     409,731
                        31 to 89 days             52,981
                                           -------------
                        Commercial paper   $     462,712
                                           =============



NOTE 8 - COMMON STOCK AND PREFERRED STOCK

In March 2004, the Company issued 14,375,000 shares of its common stock ("Common Stock") at a price of $25 per share, which included the exercise of the underwriters' option to purchase 1,875,000 additional shares of Common Stock to cover over-allotments. The total proceeds to the Company, including proceeds from the exercise of the over-allotment option, were $359.3 million, before underwriting discounts, commissions and other offering expenses.

In July 2004, the Company issued 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock ("Preferred Stock") at a price of $25 per share. The total number of shares of Preferred Stock outstanding includes: 1,400,000 shares of Preferred Stock issued in an underwritten public offering (the "Initial Offering"), which closed on July 7, 2004; 100,000 shares of Preferred Stock issued in connection with the underwriters' election to purchase a portion of the shares of Preferred Stock offered to them in connection with the Initial Offering to cover over-allotments, which closed on July 12, 2004; and 650,000 shares of Preferred Stock issued and sold to the underwriters in connection with a subsequent public offering of Preferred Stock, which closed on July 20, 2004. The total proceeds from both offerings to the Company were $53.8 million before underwriting discounts, commissions and other offering expenses.

On September 8, 2004, the Company declared a dividend of $0.61 per common share, which was paid on October 21, 2004 to common shareholders of record as of October 5, 2004.

On September 8, 2004, the Company declared a dividend of $0.76663 per preferred share, which was paid on November 1, 2004 to preferred shareholders of record as of October 5, 2004.


NOTE 9 - INCOME TAXES

The following table presents a reconciliation of the statutory income tax provision to the effective income tax provision:



                                         Three Months Ended September 30,              Nine Months Ended September 30,
                                   ---------------------------------------------   -------------------------------------------
                                          2004                  2003                        2004                  2003
                                   -------------------  ------------------------   --------------------  ---------------------
                                                                   (Dollars in thousands)
Tax provision at statutory rate    $ 11,534     35.0%    $ 10,850    35.0%          $ 24,961     35.0%    $ 36,710    35.0%
Non-taxable REIT income             (20,313)   (61.6)           -       -            (47,807)   (66.9)           -       -
State and local taxes, net of
     federal income tax benefit      (1,369)    (4.2)         987     3.2             (4,004)    (5.6)       6,148     5.9
Minority income adjustment                -        -          (67)   (0.2)                 -        -         (330)   (0.3)
Other                                   150      0.5          345     1.1                520      0.7          476     0.4
                                   --------    ------    --------    -----          --------    ------    --------    -----
Income tax (benefit) expense       $ (9,998)   (30.3%)   $ 12,115    39.1%          $(26,330)   (36.8%)   $ 43,004    41.0%
                                   ========    ======    ========    =====          ========    ======    ========    =====

The following table presents the major sources of temporary differences, and their deferred tax effects, as of September 30, 2004 and December 31, 2003:


                                                     September 30,   December 31,
                                                         2004            2003
                                                     -------------   -------------
                                                            (In thousands)
Deferred tax liabilities:
Capitalized cost of mortgage servicing rights        $      69,784   $      50,083
Loan origination costs                                       9,746          11,926
Depreciation                                                 2,341             576
Mark-to-market adjustments                                   1,081          11,041
                                                     -------------   -------------
Deferred tax liabilities                                    82,952          73,626
                                                     -------------   -------------
Deferred tax assets:
Tax loss carryforwards                                      10,204          10,441
Allowance for bad debts and foreclosure reserve              2,967           3,133
Deferred state income taxes                                  3,389           2,855
Broker fees                                                  1,972               -
Other                                                          846             691
                                                     -------------   -------------
Deferred tax assets                                         19,378          17,120
                                                     -------------   -------------
Net deferred tax liabilities                         $      63,574   $      56,506
                                                     =============   =============

NOTE 10 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

                                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                                         --------------------------------        -------------------------------
(Dollars in thousands, except per share amounts)             2004                  2003              2004                 2003
                                                         ----------            ----------        ----------           ----------
Numerator for basic earnings per share - Net income
  available to common shareholders                       $   41,295            $   18,694        $   96,000           $   61,884
                                                         ==========            ==========        ==========           ==========
Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                        40,144,601            17,272,319        36,737,484           17,003,229

  Net effect of dilutive stock options                      460,453               432,205           460,568              354,694
                                                         ----------            ----------        ----------           ----------
Denominator for diluted earnings per share               40,605,054            17,704,524        37,198,052           17,357,923
                                                         ==========            ==========        ==========           ==========
Net income per share available to common shareholders:

    Basic                                                $     1.03            $     1.08        $     2.61           $     3.64
                                                         ==========            ==========        ==========           ==========
    Diluted                                              $     1.02            $     1.06        $     2.58           $     3.57
                                                         ==========            ==========        ==========           ==========


NOTE 11 - STOCK OPTION PLANS

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

As of September 30, 2004, the Company has awarded 208,579 shares of restricted stock under the Plan. During the nine months ended September 30, 2004 and 2003, the Company recognized compensation expense of $603 thousand and $385 thousand, respectively, relating to shares of restricted stock. At September 30, 2004, 134,401 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

For options granted under the Plan, there was no intrinsic value of the options when granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the nine months ended September 30, 2004 and 2003.

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

There were 110,000 and 422,413 options granted under the Plan in the three months and nine months ended September 30, 2004. The weighted-average fair value per share of options granted during the three months and nine months ended September 30, 2004 was $4.58 and $5.00, respectively.

There were 40,000 and 214,376 options granted under the Plan in the three months and nine months ended September 30, 2003. The weighted-average fair value per share of options granted in the three months and nine months ended September 30, 2003 was $5.44 and $4.62, respectively.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:


                                    Three Months Ended September 30,          Nine Months Ended September 30,
                                    --------------------------------          -------------------------------
                                      2004                     2003             2004                    2003
                                    -------                  -------          -------                 -------
Dividend yield                        9.0 %                    3.0 %            8.3 %                   3.0 %
Expected volatility                  38.3 %                   50.9 %           44.5 %                  50.9 %
Risk-free interest rate               5.0 %                    5.0 %            5.0 %                   5.0 %
Expected life                       3 years                  3 years          3 years                 3 years


NOTE 12 - ACQUISITIONS

Apex Mortgage Capital, Inc.

On December 3, 2003, AHM Investment completed its merger with Apex, a Maryland corporation that operated and elected to be treated as a REIT for federal income tax purposes. Immediately prior to the merger, under the terms of the reorganization agreement between AHM Holdings and AHM Investment, AHM Holdings reorganized through a reverse triangular merger that caused AHM Investment to become AHM Holdings' parent. The shares of AHM Investment issued to former Apex stockholders in the merger were valued at $177.3 million.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred at the beginning of the nine months ended September 30, 2003:


                                                 Nine Months Ended
(In thousands, except per share amounts)        September 30, 2003
                                                ------------------
Revenue                                         $          291,553

Income before income taxes                                  46,445

                                                ------------------
Net income                                      $            3,441
                                                ==================
Earnings per share - basic                      $             0.14
                                                ==================
Earnings per share - diluted                    $             0.14
                                                ==================


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

Acquisition of Certain Home Loan Centers of Washington Mutual, Inc.

On August 2, 2004, the Company acquired certain residential mortgage home loan centers and associated satellite offices that Washington Mutual Inc. and its subsidiaries ("Washington Mutual") previously slated for closure in 18 states. The Company hired 498 employees who support these home loan centers and associated satellite offices with the vast majority being sales professionals focused on retail loan originations. The purchase price was insignificant to the Company's consolidated financial statements.

Under the terms of the acquisition, the Company assumed Washington Mutual's lease obligations and purchased certain fixed assets in the acquired offices. The acquisition was funded from current cash reserves.


NOTE 13 - SEGMENTS AND RELATED INFORMATION

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

The Loan Origination segment includes realized gains or losses on sales of loans and mortgage-backed securities, unrealized gains or losses that exist on the date of securitization of self-originated loans that are classified as trading securities and realized and unrealized gains or losses on related interest rate swaps. The Loan Origination segment's pre-tax income consists of income from our qualified REIT subsidiary ("QRS") and our taxable REIT subsidiaries ("TRSs").

                                                                              Three Months Ended September 30, 2004
                                                                     ------------------------------------------------------
                                                                                          (In thousands)
                                                                     Mortgage-Backed
                                                                       Securities       Loan          Loan
                                                                         Holdings   Origination    Servicing
                                                                         Segment      Segment       Segment        Total
                                                                     ------------------------------------------------------
Net interest income:
Interest income                                                      $    66,856    $    27,442       $    -     $   94,298
Interest expense                                                         (42,124)       (18,252)      (1,029)       (61,405)
                                                                     ------------------------------------------------------
   Total net interest income                                              24,732          9,190       (1,029)        32,893
                                                                     ------------------------------------------------------
Non-interest income:
Gain on sales of mortgage loans                                                -         28,373            -         28,373
(Loss) gain on sales of mortgage-backed securities and derivatives        (4,610)        26,951            -         22,341
Unrealized (loss) gain on mortgage-backed securities and derivatives      (1,784)        28,853            -         27,069

Loan servicing fees                                                            -              -        9,822          9,822
Amortization of mortgage servicing rights                                      -              -       (7,755)        (7,755)
Impairment provision of mortgage servicing rights                              -              -       (4,807)        (4,807)
                                                                     ------------------------------------------------------
   Net loan servicing fees (loss)                                              -              -       (2,740)        (2,740)

Other non-interest income                                                      -          3,349            -          3,349
                                                                     ------------------------------------------------------
   Total non-interest income                                              (6,394)        87,526       (2,740)        78,392
                                                                     ------------------------------------------------------
Non-interest expenses:
   Salaries, commissions and benefits, net                                    55         45,151        1,276         46,482
   Occupancy and equipment                                                     5          9,858          121          9,984
   Data processing and communications                                          5          3,637          103          3,745
   Office supplies and expenses                                                -          2,831          181          3,012
   Marketing and promotion                                                     -          2,608            2          2,610
   Travel and entertainment                                                    -          3,609           11          3,620
   Professional fees                                                          44          2,389           91          2,524
   Other                                                                   2,036          3,591          736          6,363
                                                                     ------------------------------------------------------
      Total non-interest expenses                                          2,145         73,674        2,521         78,340
                                                                     ------------------------------------------------------
Net income before income tax benefit                                      16,193         23,042       (6,290)        32,945
                                                                     ------------------------------------------------------
Income tax benefit                                                             -         (7,510)      (2,488)        (9,998)
                                                                     ------------------------------------------------------
Net income                                                                16,193         30,552       (3,802)        42,943
                                                                     ------------------------------------------------------
Dividends on preferred stock                                               1,648              -            -          1,648
                                                                     ------------------------------------------------------
Net income available to common shareholders                          $    14,545    $    30,552    $  (3,802)   $    41,295
                                                                     ======================================================
                                                                                          September 30, 2004
                                                                     ------------------------------------------------------
Segment assets                                                       $ 7,489,460    $ 1,378,704    $ 208,831    $ 9,076,995
                                                                     ======================================================

                                                                            Three Months Ended September 30, 2003
                                                                   ------------------------------------------------------------
                                                                                        (In thousands)
                                                                     Mortgage-Backed
                                                                       Securities            Loan          Loan
                                                                         Holdings        Origination    Servicing
                                                                         Segment           Segment       Segment        Total
                                                                   ------------------------------------------------------------
Net interest income:
Interest income                                                    $                -   $    29,693    $       -    $    29,693
Interest expense                                                                    -       (15,755)        (254)       (16,009)
                                                                   ------------------------------------------------------------
   Total net interest income                                                        -        13,938         (254)        13,684
                                                                   ------------------------------------------------------------
Non-interest income:
Gain on sales of mortgage loans                                                     -       105,577            -        105,577

Loan servicing fees                                                                 -             -        8,306          8,306
Amortization of mortgage servicing rights                                           -             -      (14,903)       (14,903)
Impairment recovery of mortgage servicing rights                                    -             -        7,825          7,825
                                                                   ------------------------------------------------------------
Net loan servicing fees                                                             -             -        1,228          1,228

Other non-interest income                                                           -         1,423            -          1,423
                                                                   ------------------------------------------------------------
   Total non-interest income                                                        -       107,000        1,228        108,228
                                                                   ------------------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits, net                                          -        61,902          796         62,698
   Occupancy and equipment                                                          -         7,220          120          7,340
   Data processing and communications                                               -         3,659           23          3,682
   Office supplies and expenses                                                     -         3,362          195          3,557
   Marketing and promotion                                                          -         3,229            3          3,232
   Travel and entertainment                                                         -         3,103           19          3,122
   Professional fees                                                                -         2,118          201          2,319
   Other                                                                            -         4,355          798          5,153
                                                                   ------------------------------------------------------------
      Total non-interest expenses                                                   -        88,948        2,155         91,103
                                                                   ------------------------------------------------------------
Net income before income tax expense (benefit)                                      -        31,990       (1,181)        30,809
                                                                   ------------------------------------------------------------
Income tax expense (benefit)                                                        -        12,873         (758)        12,115
                                                                   ------------------------------------------------------------
Net income                                                                          -        19,117         (423)        18,694
                                                                   ------------------------------------------------------------
Dividends on preferred stock                                                        -             -            -              -
                                                                   ------------------------------------------------------------
Net income available to common shareholders                        $                -   $    19,117    $    (423)   $    18,694
                                                                   ============================================================
                                                                                             December 31, 2003
                                                                   ------------------------------------------------------------
Segment assets                                                     $        1,865,414   $ 1,375,276    $ 164,000    $ 3,404,690
                                                                   ============================================================

                                                                            Nine Months Ended September 30, 2004
                                                                     ----------------------------------------------------
                                                                                        (In thousands)
                                                                     Mortgage-Backed
                                                                       Securities       Loan          Loan
                                                                         Holdings   Origination    Servicing
                                                                         Segment      Segment       Segment       Total
                                                                     ----------------------------------------------------
Net interest income:
Interest income                                                    $   123,194    $    75,153    $       -    $   198,347
Interest expense                                                       (82,026)       (47,736)      (2,834)      (132,596)
                                                                   ------------------------------------------------------
   Total net interest income                                            41,168         27,417       (2,834)        65,751
                                                                   ------------------------------------------------------
Non-interest income:
Gain on sales of mortgage loans                                              -         98,095            -         98,095
(Loss) gain on sales of mortgage-backed securities and derivatives     (22,874)        60,184            -         37,310
Unrealized gain on mortgage-backed securities and derivatives           29,131         52,910            -         82,041

Loan servicing fees                                                          -              -       28,870         28,870
Amortization of mortgage servicing rights                                    -              -      (22,865)       (22,865)
Impairment provision of mortgage servicing rights                            -              -      (10,139)       (10,139)
                                                                   ------------------------------------------------------
   Net loan servicing fees (loss)                                            -              -       (4,134)        (4,134)
Other non-interest income                                                    -          5,553            -          5,553
                                                                   ------------------------------------------------------
   Total non-interest income                                             6,257        216,742       (4,134)       218,865
                                                                   ------------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits, net                                 159        125,053        3,593        128,805
   Occupancy and equipment                                                   5         25,691          390         26,086
   Data processing and communications                                       11         10,068          217         10,296
   Office supplies and expenses                                              -          8,525          820          9,345
   Marketing and promotion                                                   -          7,013            5          7,018
   Travel and entertainment                                                  2          8,947          135          9,084
   Professional fees                                                       251          6,060          470          6,781
   Other                                                                 5,109          8,044        2,730         15,883
                                                                   ------------------------------------------------------
      Total non-interest expenses                                        5,537        199,401        8,360        213,298
                                                                   ------------------------------------------------------
Net income before income tax benefit                                    41,888         44,758      (15,328)        71,318
                                                                   ------------------------------------------------------
Income tax benefit                                                           -        (20,267)      (6,063)       (26,330)
                                                                   ------------------------------------------------------
Net income                                                              41,888         65,025       (9,265)        97,648
                                                                   ------------------------------------------------------
Dividends on preferred stock                                             1,648              -            -          1,648
                                                                   ------------------------------------------------------
Net income available to common shareholders                        $    40,240    $    65,025    $  (9,265)   $    96,000
                                                                   ======================================================
                                                                                     September 30, 2004
                                                                   ------------------------------------------------------
Segment assets                                                     $ 7,489,460    $ 1,378,704    $ 208,831    $ 9,076,995
                                                                   ======================================================

                                                                               Nine Months Ended September 30, 2003
                                                                   ------------------------------------------------------------
                                                                                        (In thousands)
                                                                     Mortgage-Backed
                                                                       Securities          Loan           Loan
                                                                         Holdings      Origination     Servicing
                                                                         Segment         Segment        Segment         Total
                                                                   ------------------------------------------------------------
Net interest income:
Interest income                                                    $                -   $    76,117    $       -    $    76,117
Interest expense                                                                    -       (37,036)      (1,754)       (38,790)
                                                                   ------------------------------------------------------------
   Total net interest income                                                        -        39,081       (1,754)        37,327
                                                                   ------------------------------------------------------------
Non-interest income:
Gain on sales of mortgage loans                                                     -       323,070            -        323,070

Loan servicing fees                                                                 -             -       29,255         29,255
Amortization of mortgage servicing rights                                           -             -      (44,958)       (44,958)
Impairment provision of mortgage servicing rights                                   -             -       (4,360)        (4,360)
                                                                   ------------------------------------------------------------
Net loan servicing fees (loss)                                                      -             -      (20,063)       (20,063)

Other non-interest income                                                           -         5,592            -          5,592
                                                                   ------------------------------------------------------------
   Total non-interest income                                                        -       328,662      (20,063)       308,599
                                                                   ------------------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits, net                                          -       159,027        2,524        161,551
   Occupancy and equipment                                                          -        19,338          304         19,642
   Data processing and communications                                               -         9,436           73          9,509
   Office supplies and expenses                                                     -         9,526          901         10,427
   Marketing and promotion                                                          -         8,822           14          8,836
   Travel and entertainment                                                         -         7,977           23          8,000
   Professional fees                                                                -         5,318          514          5,832
   Other                                                                            -        14,796        2,445         17,241
                                                                   ------------------------------------------------------------
      Total non-interest expenses                                                   -       234,240        6,798        241,038
                                                                   ------------------------------------------------------------
Net income before income tax expense (benefit)                                      -       133,503      (28,615)       104,888
                                                                   ------------------------------------------------------------
Income tax expense (benefit)                                                        -        54,736      (11,732)        43,004
                                                                   ------------------------------------------------------------
Net income                                                                          -        78,767      (16,883)        61,884
                                                                   ------------------------------------------------------------
Dividends on preferred stock                                                        -             -            -              -
                                                                   ------------------------------------------------------------
Net income available to common shareholders                        $                -   $    78,767    $ (16,883)   $    61,884
                                                                   ============================================================
                                                                                           December 31, 2003
                                                                   ------------------------------------------------------------
Segment assets                                                     $        1,865,414   $ 1,375,276    $ 164,000    $ 3,404,690
                                                                   ============================================================

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

      o     general economic, political, market, financial or legal conditions;
            and

      o those risks and uncertainties discussed in our filings with the Securities and Exchange Commission.

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

Mortgage Servicing Rights ("MSRs") - When we acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained, the total cost of the loans is allocated to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The amount attributable to the servicing assets is capitalized as MSRs on the consolidated balance sheets. The MSRs are amortized to expense in proportion to and over the period of estimated net servicing income.

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

Derivative Assets and Derivative Liabilities - Our mortgage-committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs associated with loans expected to be sold are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before March 31, 2004 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs remaining to originate the loan and any net deferred origination costs. In March 2004, the SEC issued SAB No. 105, which provides industry guidance which changed the timing of recognition of MSRs for IRLCs initiated after March 31, 2004. In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative IRLCs. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold.

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

We enter into interest rate swap agreements to manage our interest rate exposure when financing our adjustable-rate mortgage loans and mortgage-backed securities. Certain swap agreements accounted for as cash flow hedges and certain swap agreements not designated as cash flow hedges are both carried on the balance sheet at fair value. The fair values of our swap agreements are generally based on market prices provided by certain dealers who make markets in these financial instruments or third-party pricing services. If the fair value of an interest rate swap agreement is not reasonably available, management estimates the fair value, which requires management's judgment and may not be indicative of the amounts we could realize in a current market exchange.

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

Financial Condition

At September 30, 2004, 80.8% of our total assets were mortgage-backed securities and 12.5% were mortgage loans held for sale, compared to 51.8% and 35.7%, respectively, at December 31, 2003.

Total assets increased $5.7 billion to $9.1 billion at September 30, 2004 from $3.4 billion at December 31, 2003. The increase primarily reflects an increase in mortgage-backed securities of $5.6 billion. The growth in mortgage-backed securities was primarily funded by an increase in reverse repurchase agreements of $5.6 billion. We began issuing commercial paper in the quarter ended June 30, 2004, to fund our loans held for sale. As of September 30, 2004, we had $462.7 million of commercial paper outstanding, which allowed us to reduce the amount of loans funded by warehouse lines of credit.

The following table summarizes our mortgage-backed securities owned at September 30, 2004 and December 31, 2003, classified by type of issuer and by ratings categories:



                                                  September 30, 2004
                    --------------------------------------------------------------------------------
                       Trading Securities     Securities Available for Sale           Total
                    ----------------------    -----------------------------   ----------------------
                     Carrying    Portfolio        Carrying    Portfolio        Carrying    Portfolio
                      Value         Mix            Value         Mix            Value         Mix
                    ----------   ---------       ----------   ---------       ----------   ---------
                                                  (Dollars in thousands)
Agency securities   $  760,957        28.6%      $  854,122        18.3%      $1,615,079        22.0%
Privately issued:
   AAA               1,714,299        64.4        3,750,873        80.3        5,465,172        74.5
   AA                        -           -           17,750         0.4           17,750         0.2
   A                    59,199         2.2           17,938         0.4           77,137         1.1
   BBB                  70,601         2.7            9,081         0.2           79,682         1.1
  Unrated (1)           56,306         2.1           20,762         0.4           77,068         1.1
                    ----------   ---------       ----------   ---------       ----------   ---------
Total               $2,661,362       100.0%      $4,670,526       100.0%      $7,331,888       100.0%
                    ==========   =========       ==========   =========       ==========   =========

(1) Unrated subordinated certificates retained by the Company as credit enhancements for its privately issued securities.

                                                  December 31, 2003
                    --------------------------------------------------------------------------------
                       Trading Securities     Securities Available for Sale           Total
                    ----------------------    -----------------------------   ----------------------
                     Carrying    Portfolio        Carrying    Portfolio        Carrying    Portfolio
                      Value         Mix            Value         Mix            Value         Mix
                    ----------   ---------       ----------   ---------       ----------   ---------
                                                  (Dollars in thousands)
Agency securities     $287,577        60.0%      $  713,790        55.6%      $1,001,367        56.8%
Privately issued:
   AAA                 167,974        35.0          570,025        44.4          737,999        41.8
   AA                   11,322         2.4                -           -           11,322         0.6
   A                     6,470         1.3                -           -            6,470         0.4
  Unrated (1)            6,470         1.3                -           -            6,470         0.4
                    ----------   ---------       ----------   ---------       ----------   ---------
Total                 $479,813       100.0%      $1,283,815       100.0%      $1,763,628       100.0%
                    ==========   =========       ==========   =========       ==========   =========

(1) An unrated subordinated certificate retained by the Company as a credit enhancement for its privately issued securities.

The following table classifies our mortgage-backed securities portfolio by type of interest rate index at September 30, 2004 and December 31, 2003:



                                                                     September 30, 2004
                                      --------------------------------------------------------------------------
                                                                      Securities
                                         Trading Securities        Available for Sale              Total
                                      ----------------------    -----------------------   ----------------------
                                       Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                                         Value         Mix        Value         Mix         Value         Mix
                                      ----------   ---------    ----------   ----------   ----------   ---------
                                                                (Dollars in thousands)
Index:
One-month LIBOR                       $  124,265         4.7%   $  127,196         2.7%   $  251,461         3.4%
Six-month LIBOR                          751,600        28.2     2,532,795        54.3     3,284,395        44.9
One-year LIBOR                         1,777,154        66.8     1,466,573        31.4     3,243,727        44.2
One-year constant maturity treasury        8,343         0.3       543,962        11.6       552,305         7.5
                                      ----------   ---------    ----------   ---------    ----------   ---------
Total                                 $2,661,362       100.0%   $4,670,526       100.0%   $7,331,888       100.0%
                                      ==========   =========    ==========   =========    ==========   =========

                                                                     December 31, 2003
                                      --------------------------------------------------------------------------
                                                                      Securities
                                         Trading Securities        Available for Sale              Total
                                      ----------------------    -----------------------   ----------------------
                                       Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                                         Value         Mix        Value         Mix         Value         Mix
                                      ----------   ---------    ----------   ----------   ----------   ---------
                                                                (Dollars in thousands)
Index:
One-month LIBOR                       $  189,772        39.6%   $        -           -%   $  189,772        10.8%
Six-month LIBOR                                -            -      517,248        40.3       517,248        29.3
One-year LIBOR                           261,548         54.5      610,963        47.6       872,511        49.5
One-year constant maturity treasury       28,493          5.9      155,604        12.1       184,097        10.4
                                      ----------   ---------    ----------   ---------    ----------   ---------
Total                                 $  479,813       100.0%   $1,283,815       100.0%   $1,763,628       100.0%
                                      ==========   =========    ==========   =========    ==========   =========

The following table classifies our mortgage-backed securities portfolio by product type at September 30, 2004 and December 31, 2003:


                                                     September 30, 2004
                         --------------------------------------------------------------------------
                                                         Securities
                            Trading Securities       Available for Sale               Total
                         ----------------------    -----------------------   ----------------------
                          Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                            Value         Mix         Value         Mix         Value         Mix
                         ----------   ---------    ----------   ---------    ----------   ---------
                                                   (Dollars in thousands)
Product:
ARMs less than 3 years   $  163,946         6.2%   $1,049,350        22.5%   $1,213,296        16.6%
3/1 Hybrid ARM              460,672        17.3       561,420        12.0     1,022,092        13.9
5/1 Hybrid ARM            2,036,744        76.5     3,059,756        65.5     5,096,500        69.5
                         ----------   ---------    ----------   ---------    ----------   ---------
Total                    $2,661,362       100.0%   $4,670,526       100.0%   $7,331,888       100.0%
                         ==========   =========    ==========   =========    ==========   =========

                                                     December 31, 2003
                         --------------------------------------------------------------------------
                                                         Securities
                            Trading Securities       Available for Sale               Total
                         ----------------------    -----------------------   ----------------------
                          Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                            Value         Mix         Value         Mix         Value         Mix
                         ----------   ---------    ----------   ---------    ----------   ---------
                                                   (Dollars in thousands)
Product:
ARMs less than 3 years   $  189,771        39.6%   $  212,897        16.6%   $  402,668        22.9%
3/1 Hybrid ARM              133,019        27.7       415,674        32.4       548,693        31.1
5/1 Hybrid ARM              133,140        27.7       619,688        48.2       752,828        42.6
7/1 Hybrid ARM               23,883         5.0        35,556         2.8        59,439         3.4
                         ----------   ---------    ----------   ---------    ----------   ---------
Total                    $  479,813       100.0%   $1,283,815       100.0%   $1,763,628       100.0%
                         ==========   =========    ==========   =========    ==========   =========



During the three months ended September 30, 2004, we purchased $0.5 billion of mortgage-backed securities and added $2.8 billion of self-originated mortgage-backed securities to our portfolio.

During the nine months ended September 30, 2004, we purchased $5.2 billion of mortgage-backed securities and added $5.8 billion of self-originated mortgage-backed securities to our portfolio.

During the three months and nine months ended September 30, 2004, we sold $3.0 billion and $4.7 billion of mortgage-backed securities, respectively.

The average cost basis of our mortgage-backed securities, excluding unrealized gains and losses, was 100.7% of par as of September 30, 2004 and 101.5% of par as of December 31, 2003.

We had a payable for securities purchased of $259.7 million as of December 31, 2003.

Results of Operations - Comparison of the Three Months Ended September 30, 2004 and 2003

                                                                            Three Months Ended September 30, 2004
                                                                    -----------------------------------------------------
                                                                                        (In thousands)
                                                                     Mortgage-Backed
                                                                       Securities       Loan          Loan
                                                                         Holdings   Origination    Servicing
                                                                         Segment      Segment       Segment        Total
                                                                    -----------------------------------------------------
Net interest income:
Interest income                                                     $    66,856    $  27,442    $         -    $  94,298
Interest expense                                                        (42,124)     (18,252)        (1,029)     (61,405)
                                                                    -----------------------------------------------------
   Total net interest income                                             24,732        9,190         (1,029)      32,893
                                                                    -----------------------------------------------------
Non-interest income:
Gain on sales of mortgage loans                                               -       28,373              -       28,373
(Loss) gain on sales of mortgage-backed securities and derivatives       (4,610)      26,951              -       22,341
Unrealized (loss) gain on mortgage-backed securities and derivatives     (1,784)      28,853              -       27,069

Loan servicing fees                                                           -            -          9,822        9,822
Amortization of mortgage servicing rights                                     -            -         (7,755)      (7,755)
Impairment provision of mortgage servicing rights                             -            -         (4,807)      (4,807)
                                                                    -----------------------------------------------------
   Net loan servicing fees (loss)                                             -            -         (2,740)      (2,740)

Other non-interest income                                                     -        3,349              -        3,349
                                                                    -----------------------------------------------------
   Total non-interest income                                             (6,394)      87,526         (2,740)      78,392
                                                                    -----------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits, net                                   55       45,151          1,276       46,482
   Occupancy and equipment                                                    5        9,858            121        9,984
   Data processing and communications                                         5        3,637            103        3,745
   Office supplies and expenses                                               -        2,831            181        3,012
   Marketing and promotion                                                    -        2,608              2        2,610
   Travel and entertainment                                                   -        3,609             11        3,620
   Professional fees                                                         44        2,389             91        2,524
   Other                                                                  2,036        3,591            736        6,363
                                                                    -----------------------------------------------------
      Total non-interest expenses                                         2,145       73,674          2,521       78,340
                                                                    -----------------------------------------------------
Net income before income tax benefit                                     16,193       23,042         (6,290)      32,945
                                                                    -----------------------------------------------------
Income tax benefit                                                            -       (7,510)        (2,488)      (9,998)
                                                                    -----------------------------------------------------
Net income                                                               16,193       30,552         (3,802)      42,943
                                                                    -----------------------------------------------------
Dividends on preferred stock                                              1,648            -              -        1,648
                                                                    -----------------------------------------------------
Net income available to common shareholders                         $    14,545    $  30,552    $    (3,802)   $  41,295
                                                                    =====================================================
                                                                                       September 30, 2004
                                                                    -----------------------------------------------------
Segment assets                                                      $ 7,489,460    $1,378,704   $   208,831    $9,076,995
                                                                    =====================================================

                                                                            Three Months Ended September 30, 2003
                                                                    -----------------------------------------------------
                                                                                        (In thousands)
                                                                     Mortgage-Backed
                                                                       Securities       Loan          Loan
                                                                         Holdings   Origination    Servicing
                                                                         Segment      Segment       Segment        Total
                                                                    -----------------------------------------------------
Net interest income:
Interest income                                                     $         -    $  29,693    $         -    $  29,693
Interest expense                                                              -      (15,755)          (254)     (16,009)
                                                                    -----------------------------------------------------
   Total net interest income                                                  -       13,938           (254)      13,684
                                                                    -----------------------------------------------------
Non-interest income:
Gain on sales of mortgage loans                                               -      105,577              -      105,577

Loan servicing fees                                                           -            -          8,306        8,306
Amortization of mortgage servicing rights                                     -            -        (14,903)     (14,903)
Impairment recovery of mortgage servicing rights                              -            -          7,825        7,825
                                                                    -----------------------------------------------------
Net loan servicing fees                                                       -            -          1,228        1,228

Other non-interest income                                                     -        1,423              -        1,423
                                                                    -----------------------------------------------------
   Total non-interest income                                                  -      107,000          1,228      108,228
                                                                    -----------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits, net                                    -       61,902            796       62,698
   Occupancy and equipment                                                    -        7,220            120        7,340
   Data processing and communications                                         -        3,659             23        3,682
   Office supplies and expenses                                               -        3,362            195        3,557
   Marketing and promotion                                                    -        3,229              3        3,232
   Travel and entertainment                                                   -        3,103             19        3,122
   Professional fees                                                          -        2,118            201        2,319
   Other                                                                      -        4,355            798        5,153
                                                                    -----------------------------------------------------
      Total non-interest expenses                                             -       88,948          2,155       91,103
                                                                    -----------------------------------------------------
Net income before income tax expense (benefit)                                -       31,990         (1,181)      30,809
                                                                    -----------------------------------------------------
Income tax expense (benefit)                                                  -       12,873           (758)      12,115
                                                                    -----------------------------------------------------
Net income                                                                    -       19,117           (423)      18,694
                                                                    -----------------------------------------------------
Dividends on preferred stock                                                  -            -              -            -
                                                                    -----------------------------------------------------
Net income available to common shareholders                         $         -    $  19,117    $      (423)   $  18,694
                                                                    =====================================================
                                                                                      December 31, 2003
                                                                    -----------------------------------------------------
Segment assets                                                      $ 1,865,414    $1,375,276   $   164,000    $3,404,690
                                                                    =====================================================

Overview

Net income available to common shareholders for the three months ended September 30, 2004 was $41.3 million, compared to $18.7 million for the three months ended September 30, 2003, an increase of $22.6 million, or 120.9%. This increase was the result of a $22.1 million decrease in income tax expense, a $19.2 million increase in net interest income and a $12.8 million decrease in non-interest expense, partly offset by a $29.8 million decrease in non-interest income and a $1.7 million increase in dividends on preferred stock. The $29.8 million decrease in non-interest income consists of a $77.2 million decrease in gain on sales of mortgage loans and a $4.0 million decrease in net loan servicing fees, partly offset by a $49.4 million increase in realized and unrealized gain on mortgage-backed securities and derivatives and a $2.0 million increase in non-interest income in the third quarter of 2004 versus the third quarter of 2003.

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

The following table presents the average balances for the Mortgage-Backed Securities Holdings segment's mortgage-backed securities and reverse repurchase agreements, corresponding annualized effective rate of interest and the related interest income or expense:

                                               Three Months Ended September 30,
                                        -----------------------------------------------
(Dollars in thousands)                                       2004
                                        -----------------------------------------------
                                        Average Balance   Interest   Average Yield/Cost
                                        ---------------   --------   ------------------
Mortgage-backed securities, net (1)     $     7,179,816   $ 66,856                 3.72%
                                        ---------------   --------   ------------------
Reverse repurchase agreements (2)             6,776,787     42,124                 2.46%
                                        ---------------   --------   ------------------
Net interest income                                       $ 24,732
                                                          ========
Interest rate spread                                                               1.26%
                                                                     ==================
Net interest margin                                                                1.40%
                                                                     ==================

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes $13.2 million of net interest expense on interest rate swap agreements.


Revenues. Total revenues for the Mortgage-Backed Securities Holdings segment for the three months ended September 30, 2004 were $18.3 million, consisting of net interest income of $24.7 million, loss on sales of mortgage-backed securities and derivatives of $4.6 million and unrealized loss on mortgage-backed securities and derivatives of $1.8 million.

Loan Origination Segment

Our Loan Origination segment's primary business is the origination and sale or securitization of primarily one-to-four family residential mortgage loans. Total loan originations for the three months ended September 30, 2004 were $5.3 billion compared to $7.1 billion for the third quarter of 2003, a 25.0% decrease. Our retail originations, which are conducted through our community loan production offices and Internet call center, were 51% of our loan originations in the three months ended September 30, 2004 compared to 78% of our originations in the three months ended September 30, 2003. Mortgage brokers accounted for 49% of our loan originations in the three months ended September 30, 2004 compared to 22% of our originations in the three months ended September 30, 2003. Mortgage brokers accounted for an increased percentage of our originations in the three months ended September 30, 2004 due to the opening of wholesale branches in the western United States.

Gain on Sales of Mortgage Loans, Mortgage-Backed Securities and Derivatives. Gain on sales of mortgage loans, mortgage-backed securities and derivatives for the three months ended September 30, 2004 was $84.2 million compared to $105.6 million in the three months ended September 30, 2003.

Gain on sales of mortgage loans for the three months ended September 30, 2004 totaled $28.4 million on non-securitized loan sales of $2.9 billion, compared to $105.6 million on loan sales of $7.0 billion for the three months ended September 30, 2003. The average gain on sale margin decreased to 0.98% in the third quarter of 2004 from 1.52% in the third quarter of 2003. The decline in average margin reflects the rise in fees paid to brokers on wholesale originations as a result of the increased percentage of wholesale originations in the third quarter of 2004 versus the third quarter of 2003.

The Loan Origination segment recognized $27.0 million of gain on sales of mortgage-backed securities and derivatives during the third quarter of 2004. These gains reflect the gains that existed on the date of securitization of self-originated loans and realized gains or losses on related interest rate swaps.

The Loan Origination segment recognized $28.9 million of unrealized gain on mortgage-backed securities and derivatives relating to market valuations of mortgage-backed securities classified in the trading portfolio during the three months ended September 30, 2004. These unrealized gains reflect the gains that existed on the date of securitization of self-originated loans that are classified as trading securities and unrealized gains or losses on related interest rate swaps.

Net Interest Income. Total interest income for the three months ended September 30, 2004 on our Loan Origination segment's mortgage loans held for sale was $27.4 million, compared to interest income for the three months ended September 30, 2003 of $29.7 million, a decrease of $2.3 million, or 7.6%. Our Loan Origination segment funds its loan inventory primarily through a $2.0 billion Secured Liquidity Note Program and borrowing facilities with several mortgage warehouse lenders. Total interest expense for the three months ended September 30, 2004 was $18.3 million, compared to interest expense for the three months ended September 30, 2003 of $15.8 million, a $2.5 million increase. Included in interest expense in the third quarter of 2004 is $4.3 million of net interest expense on interest rate swap agreements accounted for as cash flow hedges.

Other Non-Interest Income. Other non-interest income totaled $3.3 million for the three months ended September 30, 2004 and $1.4 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, other non-interest income primarily includes revenue from a legal settlement of $1.5 million, reinsurance premiums earned totaling approximately $0.6 million, revenue from rental income of $0.5 million and revenue from title services of $0.2 million. For the three months ended September 30, 2003, other non-interest income primarily consists of volume incentive bonuses received from loan purchasers totaling approximately $0.6 million and revenue from title services of $0.4 million.

Non-Interest Expenses. Total non-interest expenses of our Loan Origination segment for the three months ended September 30, 2004 were $73.7 million, compared to $88.9 million for the three months ended September 30, 2003.

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

Salaries, commissions and benefits for the three months ended September 30, 2004 were $45.2 million, or 85 basis points of total loan originations, compared to $61.9 million, or 87 basis points of total loan originations, for the three months ended September 30, 2003. The decrease in basis points reflects the higher percentage of wholesale originations in the third quarter of 2004 versus the third quarter of 2003. The third quarter of 2004 salaries, commissions and benefits expenses include salaries relating to our acquisition of certain home loan centers of Washington Mutual, Inc. (the "Washington Mutual branches") in August 2004.

Operating expenses, excluding salaries, commissions and benefits, were $28.5 million, or 54 basis points of total loan originations for the three months ended September 30, 2004, compared to $27.0 million, or 38 basis points of total loan originations for the three months ended September 30, 2003. The increase in operating expenses in basis points includes an 8 basis point increase in occupancy and equipment expense in the third quarter of 2004 versus the third quarter of 2003. The third quarter of 2004 operating expenses include lease obligations and certain fixed asset expenses relating to our acquisition of the Washington Mutual branches in August 2004.

Income Tax Expense. Income tax expense decreased to a benefit of $7.5 million for the three months ended September 30, 2004 from an expense of $12.9 million for the three months ended September 30, 2003, a decrease of $20.4 million. The decrease in income tax expense in the third quarter of 2004 versus the third quarter of 2003 reflects a decrease in income before income taxes relating to our taxable REIT subsidiary ("TRS").

Loan Servicing Segment

The Loan Servicing segment total revenues for the three months ended September 30, 2004 were a loss of $3.8 million compared to $0.9 million for the three months ended September 30, 2003, a decrease of $4.7 million.

Net loan servicing fees were losses of $2.7 million for the three months ended September 30, 2004, compared to revenues of $1.2 million for the three months ended September 30, 2003.

Loan servicing fees increased to $9.8 million for the three months ended September 30, 2004 from $8.3 million for the three months ended September 30, 2003, an increase of $1.5 million, or 18.3%. The increase in loan servicing fees in the third quarter of 2004 versus the third quarter of 2003 is primarily the result of an increase in loans serviced for others. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $0.7 million for the three months ended September 30, 2004 compared to $2.8 million for the three months ended September 30, 2003, a decrease of $2.1 million.

Amortization decreased to $7.8 million for the three months ended September 30, 2004 from $14.9 million for the three months ended September 30, 2003, a decrease of $7.1 million. The decrease in amortization was due to a rise in interest rates which resulted in slower prepayment speeds in the three months ended September 30, 2004 versus the three months ended September 30, 2003.

We recognized a temporary impairment provision of $4.8 million for the three months ended September 30, 2004 versus a temporary impairment recovery of $7.8 million for the three months ended September 30, 2003, resulting in a decrease in net loan servicing fees of $12.6 million. The increase in impairment provision in the three months ended September 30, 2004 was due to a decrease in the fair value of MSRs attributable to an increase in estimated future prepayment speeds.

Non-Interest Expenses. Total non-interest expenses of our Loan Servicing segment were $2.5 million for the three months ended September 30, 2004 and $2.2 million for the three months ended September 30, 2003.

Income Tax Benefit. Income tax benefit increased to $2.5 million for the three months ended September 30, 2004 from a $0.8 million benefit for the three months ended September 30, 2003, an increase of $1.7 million.

Results of Operations - Comparison of the Nine Months Ended September 30, 2004 and 2003

                                                                             Nine Months Ended September 30, 2004
                                                                    ------------------------------------------------------
                                                                                        (In thousands)
                                                                     Mortgage-Backed
                                                                       Securities       Loan          Loan
                                                                         Holdings   Origination    Servicing
                                                                         Segment      Segment       Segment        Total
                                                                    ------------------------------------------------------
Net interest income:
Interest income                                                     $   123,194    $    75,153  $         -    $   198,347
Interest expense                                                        (82,026)       (47,736)      (2,834)      (132,596)
                                                                    ------------------------------------------------------
   Total net interest income                                             41,168         27,417       (2,834)        65,751
                                                                    ------------------------------------------------------
Non-interest income:
Gain on sales of mortgage loans                                               -         98,095            -         98,095
(Loss) gain on sales of mortgage-backed securities and derivatives      (22,874)        60,184            -         37,310
Unrealized gain on mortgage-backed securities and derivatives            29,131         52,910            -         82,041

Loan servicing fees                                                           -              -       28,870         28,870
Amortization of mortgage servicing rights                                     -              -      (22,865)       (22,865)
Impairment provision of mortgage servicing rights                             -              -      (10,139)       (10,139)
                                                                    ------------------------------------------------------
   Net loan servicing fees (loss)                                             -              -       (4,134)        (4,134)

Other non-interest income                                                     -          5,553            -          5,553
                                                                    ------------------------------------------------------
   Total non-interest income                                              6,257        216,742       (4,134)       218,865
                                                                    ------------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits, net                                  159        125,053        3,593        128,805
   Occupancy and equipment                                                    5         25,691          390         26,086
   Data processing and communications                                        11         10,068          217         10,296
   Office supplies and expenses                                               -          8,525          820          9,345
   Marketing and promotion                                                    -          7,013            5          7,018
   Travel and entertainment                                                   2          8,947          135          9,084
   Professional fees                                                        251          6,060          470          6,781
   Other                                                                  5,109          8,044        2,730         15,883
                                                                    ------------------------------------------------------
      Total non-interest expenses                                         5,537        199,401        8,360        213,298
                                                                    ------------------------------------------------------
Net income before income tax benefit                                     41,888         44,758      (15,328)        71,318
                                                                    ------------------------------------------------------
Income tax benefit                                                            -        (20,267)      (6,063)       (26,330)
                                                                    ------------------------------------------------------
Net income                                                               41,888         65,025       (9,265)        97,648
                                                                    ------------------------------------------------------
Dividends on preferred stock                                              1,648              -            -          1,648
                                                                    ------------------------------------------------------
Net income available to common shareholders                         $    40,240    $    65,025    $  (9,265)   $    96,000
                                                                    ======================================================
                                                                                       September 30, 2004
                                                                    ------------------------------------------------------
Segment assets                                                      $ 7,489,460    $ 1,378,704    $ 208,831    $ 9,076,995
                                                                    ======================================================

                                                                              Nine Months Ended September 30, 2003
                                                                    ------------------------------------------------------
                                                                                        (In thousands)
                                                                     Mortgage-Backed
                                                                       Securities       Loan          Loan
                                                                         Holdings   Origination    Servicing
                                                                         Segment      Segment       Segment        Total
                                                                    ------------------------------------------------------
Net interest income:
Interest income                                                     $         -    $   76,117   $        -     $   76,117
Interest expense                                                              -       (37,036)      (1,754)       (38,790)
                                                                    ------------------------------------------------------
   Total net interest income                                                  -        39,081       (1,754)        37,327
                                                                    ------------------------------------------------------
Non-interest income:
Gain on sales of mortgage loans                                               -       323,070            -        323,070

Loan servicing fees                                                           -             -       29,255         29,255
Amortization of mortgage servicing rights                                     -             -      (44,958)       (44,958)
Impairment provision of mortgage servicing rights                             -             -       (4,360)        (4,360)
                                                                    ------------------------------------------------------
Net loan servicing fees (loss)                                                -             -      (20,063)       (20,063)

Other non-interest income                                                     -         5,592            -          5,592
                                                                    ------------------------------------------------------
   Total non-interest income                                                  -       328,662      (20,063)       308,599
                                                                    ------------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits, net                                    -       159,027        2,524        161,551
   Occupancy and equipment                                                    -        19,338          304         19,642
   Data processing and communications                                         -         9,436           73          9,509
   Office supplies and expenses                                               -         9,526          901         10,427
   Marketing and promotion                                                    -         8,822           14          8,836
   Travel and entertainment                                                   -         7,977           23          8,000
   Professional fees                                                          -         5,318          514          5,832
   Other                                                                      -        14,796        2,445         17,241
                                                                    ------------------------------------------------------
      Total non-interest expenses                                             -       234,240        6,798        241,038
                                                                    ------------------------------------------------------
Net income before income tax expense (benefit)                                -       133,503      (28,615)       104,888
                                                                    ------------------------------------------------------
Income tax expense (benefit)                                                  -        54,736      (11,732)        43,004
                                                                    ------------------------------------------------------
Net income                                                                    -        78,767      (16,883)        61,884
                                                                    ------------------------------------------------------
Dividends on preferred stock                                                  -             -            -              -
                                                                    ------------------------------------------------------
Net income available to common shareholders                                 $ -   $    78,767    $ (16,883)   $    61,884
                                                                    ======================================================
                                                                                       December 31, 2003
                                                                    ------------------------------------------------------
Segment assets                                                      $ 1,865,414   $ 1,375,276    $ 164,000    $ 3,404,690
                                                                    ======================================================

Overview

Net income available to common shareholders for the nine months ended September 30, 2004 was $96.0 million, compared to $61.9 million for the nine months ended September 30, 2003, an increase of $34.1 million, or 55.1%. This increase was the result of a $69.4 million decrease in income tax expense, a $28.4 million increase in net interest income and a $27.7 million decrease in non-interest expense, partly offset by an $89.7 million decrease in non-interest income and a $1.7 million increase in dividends on preferred stock. The $89.7 million decrease in non-interest income consists of a $225.0 million decrease in gain on sales of mortgage loans, partly offset by a $119.4 million increase in realized and unrealized gain on mortgage-backed securities and derivatives and a $15.9 million increase in net loan servicing fees in the 2004 period versus the 2003 period.


Mortgage-Backed Securities Holdings Segment

The following table presents the average balances for the Mortgage-Backed Securities Holdings segment's mortgage-backed securities and reverse repurchase agreements, corresponding annualized effective rate of interest and the related interest income or expense:


                                                Nine Months Ended September 30,
                                        -----------------------------------------------
(Dollars in thousands)                                       2004
                                        -----------------------------------------------

                                        Average Balance   Interest   Average Yield/Cost
                                        ---------------   --------   ------------------
Mortgage-backed securities, net (1)     $     4,659,398   $123,194                 3.53%
                                        ---------------   --------   ------------------
Reverse repurchase agreements (2)             4,366,228     82,026                 2.50%
                                        ---------------   --------   ------------------
Net interest income                                       $ 41,168
                                                          ========
Interest rate spread                                                               1.03%
                                                                     ==================
Net interest margin                                                                1.19%
                                                                     ==================

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes $31.6 million of net interest expense on interest rate swap agreements.



Revenues. Total revenues for the Mortgage-Backed Securities Holdings segment for the nine months ended September 30, 2004 were $47.4 million, consisting of net interest income of $41.2 million, unrealized gain on mortgage-backed securities and derivatives of $29.1 million and loss on sales of mortgage-backed securities and derivatives of $22.9 million.

Loan Origination Segment

Total loan originations for the nine months ended September 30, 2004 were $16.3 billion compared to $17.5 billion for the nine months ended September 30, 2003, a 6.9% decrease. Our retail originations, which are conducted through our community loan production offices and Internet call center, were 48% of our loan originations in the nine months ended September 30, 2004 compared to 80% of our originations in the nine months ended September 30, 2003. Mortgage brokers accounted for 52% of our loan originations in the nine months ended September 30, 2004 compared to 20% of our originations in the nine months ended September 30, 2003. Mortgage brokers accounted for an increased percentage of our originations in the nine months ended September 30, 2004 due to the opening of wholesale branches in the western United States.

Gain on Sales of Mortgage Loans, Mortgage-Backed Securities and Derivatives. Gain on sales of mortgage loans, mortgage-backed securities and derivatives for the nine months ended September 30, 2004 was $211.2 million compared to $323.1 million in the nine months ended September 30, 2003. The change in fair value of IRLCs included in gain on sale of loans in the 2004 period was reduced as a result of the Company's adoption of Staff Accounting Bulletin No. 105 ("SAB No. 105").

Gain on sales of mortgage loans for the nine months ended September 30, 2004 totaled $98.1 million on non-securitized loans sales of $10.7 billion, compared to $323.1 million on loan sales of $16.7 billion for the nine months ended September 30, 2003. The average gain on sale margin decreased to 0.91% in the 2004 period from 1.93% in the 2003 period. The decline in average margin reflects higher broker fee expenses included as a reduction to gain on sale of loans as a result of the increased percentage of wholesale originations in the 2004 period versus the 2003 period.

The Loan Origination segment recognized $60.2 million of gain on sales of mortgage-backed securities and derivatives during the nine months ended September 30, 2004. These gains reflect the gains that existed on the date of securitization of self-originated loans and realized gains or losses on related interest rate swaps.

The Loan Origination segment recognized $52.9 million of unrealized gain on mortgage-backed securities and derivatives relating to market valuations of mortgage-backed securities classified in the trading portfolio during the nine months ended September 30, 2004. These unrealized gains reflect the gains that existed on the date of securitization of self-originated loans that are classified as trading securities and unrealized gains or losses on related interest rate swaps.

Net Interest Income. Total interest income for the nine months ended September 30, 2004 on our Loan Origination segment's mortgage loans held for sale was $75.1 million, compared to interest income for the nine months ended September 30, 2003 of $76.1 million, a decrease of $1.0 million, or 1.3%. Our Loan Origination segment funds its loan inventory primarily through a $2.0 billion Secured Liquidity Note Program and borrowing facilities with several mortgage warehouse lenders. Total interest expense for the nine months ended September 30, 2004 was $47.7 million, compared to interest expense for the nine months ended September 30, 2003 of $37.0 million, a $10.7 million increase, which was primarily due to increased borrowings to fund our increased loan inventory.

Other Non-Interest Income. Other non-interest income totaled $5.6 million for the nine months ended September 30, 2004 and the nine months ended September 30, 2003. For the nine months ended September 30, 2004, other non-interest income primarily includes rental income of $1.6 million, income from a legal settlement of $1.5 million, reinsurance premiums earned totaling approximately $1.1 million and revenue from title services of $0.7 million. For the nine months ended September 30, 2003, other non-interest income primarily consists of Principal fulfillment fees of $1.9 million, volume incentive bonuses received from loan purchasers totaling approximately $1.4 million and revenue from title services of $1.0 million. The Principal fulfillment fees represent non-recurring fees received from Principal Residential Mortgage, Inc. ("PRM") for loans closed by us on behalf of PRM. As part of the agreement to acquire the retail branches of PRM, we agreed to assume the costs incurred to close out PRM's application pipeline as of the date of the agreement on behalf of PRM for a per loan fee.

Non-Interest Expenses. Total non-interest expenses of our Loan Origination segment for the nine months ended September 30, 2004 were $199.4 million, compared to $234.2 million for the nine months ended September 30, 2003.

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

Salaries, commissions and benefits for the nine months ended September 30, 2004 were $125.1 million, or 77 basis points of total loan originations, compared to $159.0 million, or 91 basis points of total loan originations, for the nine months ended September 30, 2003. The decrease in expenses reflects the higher percentage of wholesale originations in the 2004 period versus the 2003 period.

Operating expenses, excluding salaries, commissions and benefits, were $74.3 million, or 46 basis points of total loan originations for the nine months ended September 30, 2004 compared to $75.2 million, or 43 basis points of total loan originations for the nine months ended September 30, 2003. The increase in basis points in operating expenses is primarily the result of a 5 basis point increase in occupancy and equipment expense in the 2004 period versus the 2003 period. The operating expenses in the 2004 period include lease obligations and certain fixed asset expenses relating to our acquisition of the Washington Mutual branches in August 2004.

Income Tax Expense. Income tax expense decreased to a benefit of $20.3 million for the nine months ended September 30, 2004 from an expense of $54.7 million for the nine months ended September 30, 2003, a decrease of $75.0 million. The decrease in income tax expense in the 2004 period versus the 2003 period reflects a decrease in income before income taxes relating to our TRS.

Loan Servicing Segment

The Loan Servicing segment total revenues for the nine months ended September 30, 2004 were a loss of $7.0 million compared to a loss of $21.8 million for the nine months ended September 30, 2003, an increase of $14.8 million.

Net loan servicing fees were a loss of $4.1 million for the nine months ended September 30, 2004, compared to a loss of $20.1 million for the nine months ended September 30, 2003.

Loan servicing fees decreased to $28.9 million for the nine months ended September 30, 2004 from $29.3 million for the nine months ended September 30, 2003, a decrease of $0.4 million, or 1.3%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $3.7 million for the nine months ended September 30, 2004 compared to $9.7 million for the nine months ended September 30, 2003, a decrease of $6.0 million, or 61.1%. This decrease was partly offset by an increase in loan servicing fees in the 2004 period versus the 2003 period as a result of an increase in loans serviced for others.

Amortization decreased to $22.9 million for the nine months ended September 30, 2004 from $45.0 million for the nine months ended September 30, 2003, a decrease of $22.1 million, or 49.1%. The decrease in amortization was due to a rise in interest rates which resulted in slower prepayment speeds in the nine months ended September 30, 2004 versus the nine months ended September 30, 2003.

We recognized a temporary impairment provision of $10.1 million for the nine months ended September 30, 2004 versus a temporary impairment provision of $4.4 million for the nine months ended September 30, 2003, resulting in a decrease in net loan servicing fees of $5.7 million. The increase in impairment provision in the nine months ended September 30, 2004 is due to a decrease in the fair value of servicing rights attributable to an increase in estimated future prepayment speeds.

Non-Interest Expenses. Total non-interest expenses of our Loan Servicing segment for the nine months ended September 30, 2004 were $8.4 million, compared to $6.8 million for the nine months ended September 30, 2003.

Income Tax Benefit. Income tax benefit decreased to $6.0 million for the nine months ended September 30, 2004 from an $11.7 million benefit for the nine months ended September 30, 2003, a decrease of $5.7 million, or 48.3%.


Liquidity and Capital Resources

 We have arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with thirteen different financial institutions and on September 30, 2004 had borrowed funds from nine of these firms. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of September 30, 2004, we had $6.9 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.78% before the impact of interest rate swaps and a weighted-average remaining maturity of four months.

To originate a mortgage loan, we draw against a $2.0 billion Secured Liquidity Note Program, $1.2 billion pre-purchase facility with UBS Real Estate Securities Inc. (formerly Paine Webber Real Estate Securities Inc.) ("UBS"), a $600 million bank syndicated facility led by Bank of America, a $450 million facility with CDC Mortgage Capital Inc. ("CDC"), a facility of $350 million with Morgan Stanley Bank ("Morgan Stanley") and a facility of $200 million with Calyon Americas. In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc. These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth. At November 4, 2004, the aggregate outstanding balance under the warehouse facilities was $1.3 billion, the aggregate outstanding balance in drafts payable was $39.1 million and the aggregate maximum amount available for additional borrowings was $2.0 billion.

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

As of September 30, 2004, our aggregate warehouse facility borrowings were $547.6 million (including $23.9 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $45.5 million, compared to $1.1 billion (including $29.0 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $25.6 million as of December 31, 2003. At September 30, 2004, our loans held for sale were $1.1 billion compared to $1.2 billion at December 31, 2003.

In addition to the UBS, CDC, Bank of America, Morgan Stanley, and Calyon Americas warehouse facilities, we have a purchase and sale agreement with UBS and Greenwich Capital. This agreement allows us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Amounts sold and being held under this agreement at September 30, 2004 and December 31, 2003 were $464.4 thousand and $236.0 million, respectively. There was no amount so held under this agreement at November 4, 2004. This agreement is not a committed facility and may be terminated at the discretion of the counterparty.

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

We also have a $150.0 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on December 14, 2005. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At September 30, 2004 and December 31, 2003, borrowings under our term loan facility were $101.0 million and $71.5 million, respectively.

Cash and cash equivalents increased to $186.5 million at September 30, 2004 from $53.1 million at December 31, 2003.

Our primary sources of cash and cash equivalents during the nine months ended September 30, 2004, were as follows:

      o     $5.6 billion increase in reverse repurchase agreements;

      o     $462.7 million increase in commercial paper; and

      o     $357.0 million net decrease in mortgage loans held for sale.


Our primary uses of cash and cash equivalents during the nine months ended September 30, 2004, were as follows:

      o     $5.5 billion net increase in mortgage-backed securities;

      o     $574.2 million net decrease in warehouse lines of credit; and

      o $287.7 million net increase in mortgage loans held for securitization.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at September 30, 2004:


                                             Less Than                                 After
                                  Total        1 Year     1 - 3 Years   4 - 5 Years   5 Years
                                -------------------------------------------------------------
                                                        (in thousands)
Warehouse facilities            $  547,584   $  547,584   $         -   $         -   $     -
Operating leases                    62,931       19,523        29,024        13,167     1,217
Notes payable                      128,448      102,505           718           804    24,421
Commercial paper                   462,712      462,712             -             -         -
Reverse repurchase agreements    6,899,024    6,899,024             -             -         -

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

In the event that the Company does not deliver into the forward delivery commitments or exercise its option contracts, the instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All forward delivery commitments and option contracts to buy securities are to be contractually settled within nine months of the balance sheet date.

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

The Company enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure when financing its adjustable-rate loans and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates, by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. The Company's adjustable-rate loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities. The Company's duration gap was less than one month on September 30, 2004.

The following table summarizes the Company's interest rate sensitive instruments:


                                                          September 30, 2004
                                                        -----------------------
                                                         Carrying    Estimated
                                                          Value      Fair Value
                                                        ----------   ----------
Assets:
Mortgage-backed securities                              $7,331,888   $7,331,888
Derivative assets (1)                                       11,630       37,159
Mortgage loans held for sale, net                        1,131,661    1,148,827
Mortgage servicing rights, net                             160,435      163,047

Liabilities:
Reverse repurchase agreements                           $6,899,024   $6,892,190
Derivative liabilities                                      18,237       18,237

                                                           December 31, 2003
                                                        -----------------------
                                                         Carrying    Estimated
                                                          Value      Fair Value
                                                        ----------   ----------
Assets:
Mortgage-backed securities                              $1,763,628   $1,763,628
Derivative assets                                           30,611       30,611
Mortgage loans held for sale, net                        1,216,353    1,218,667
Mortgage servicing rights, net                             117,784      117,784

Liabilities:
Reverse repurchase agreements                           $1,344,327   $1,344,327
Derivative liabilities                                      12,694       12,694


(1) Derivative assets consist of interest rate lock commitments ("IRLCs") to fund mortgage loans. The carrying value excludes the value of the mortgage servicing rights ("MSRs") attached to the IRLCs in accordance with SEC Staff Accounting Bulletin No. 105. The fair value includes the value of MSRs.

The Company had total commitments to lend at September 30, 2004 and December 31, 2003 of $6.5 billion and $4.0 billion, respectively.

                                     ITEM 4.

                             CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this quarterly report. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the third quarter of 2004.

                            PART II-OTHER INFORMATION


                                     ITEM 1.

                                LEGAL PROCEEDINGS

                                      None.

                                     ITEM 2.

           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended September 30, 2004.

The Company acquired First Home Mortgage Corp. ("First Home") on September 30, 2000. In addition to the shares paid to former First Home shareholders as initial consideration, the Company may be required to issue unregistered shares of common stock to the former shareholders as additional consideration under the earnout provisions of the merger agreement. On July 1, 2004, pursuant to these earnout provisions, the Company issued an aggregate of 2,051 shares of common stock to the former First Home shareholders as additional consideration. In addition, on August 16, 2004, the Company issued 3,783 shares of common stock to such shareholders as additional consideration. These securities were exempt from registration under Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

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

                                      None.


                                     ITEM 6.

                                    EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit 10.1   Credit Agreement, dated August 30, 2004 (the "Credit
               Agreement"), by and among American Home Mortgage Servicing, Inc., American Home Mortgage Corp., American Home Mortgage Acceptance, Inc., collectively as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Calyon Bank New York Branch and Deutsche Bank Securities, as Co-Syndication Agents, ABN AMRO Bank N.V., Citibank, N.A. and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2004).

Exhibit 10.2   Security and Collateral Agency Agreement, dated August 30,
               2004, by and among American Home Mortgage Servicing, Inc., American Home Mortgage Corp., American Home Mortgage Acceptance, Inc., collectively as Borrowers, Bank of America, N.A., as Administrative Agent for the Lenders from time to time party to the Credit Agreement, and Deutsche Bank National Trust Company, as Custodian and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2004).

Exhibit 10.3 Guaranty, dated August 30, 2004, by American Home Mortgage Investment Corp. and American Home Mortgage Holdings, Inc., jointly and severally, in favor of the Lenders and Bank of America, N.A., as Administrative Agent for the Lenders, for the Borrowers' obligations under the Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2004).

Exhibit 10.4   Amendment No. 6, dated as of September 27, 2004, to the
               Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Holdings, Inc., American Home Mortgage Acceptance, Inc., and American Home Mortgage Servicing, Inc., collectively as Borrowers, the Lenders from time to time parties thereto (the "MS Lenders"), and Morgan Stanley Bank, as agent for the MS Lenders.

Exhibit 10.5   Amendment No. 1, dated as of September 27, 2004, to the
               Amended and Restated Custodial Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Holdings, Inc., American Home Mortgage Acceptance, Inc., and American Home Mortgage Servicing, Inc., collectively as Borrowers, Deutsche Bank National Trust Company, as Custodian, and Morgan Stanley Bank, as Agent for the MS Lenders.

Exhibit 10.6 First Amendment, dated as of September 1, 2004, to the Mortgage Loan Purchase and Sale Agreement (Whole Loan Purchase and Sale Agreement), dated January 1, 2004, by and among Greenwich Capital Financial Products, Inc., as Purchaser, and American Home Mortgage Corp. and American Home Mortgage Servicing, Inc., together as Sellers.

Exhibit 10.7 Second Amended and Restated Revolving Credit Agreement, dated as of September 24, 2004, by and among American Home Mortgage Corp. and American Home Mortgage Servicing, Inc., together as Borrowers, and U.S. Bank National Association, as Lender.

Exhibit 10.8 Second Amended and Restated Pledge and Security Agreement, dated as of September 24, 2004, by and among American Home Mortgage Corp. and American Home Mortgage Servicing, Inc., together as Borrowers, and U.S. Bank National Association, as Lender.

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


                                    AMERICAN HOME MORTGAGE INVESTMENT CORP.
                                    (Registrant)



Date:    November 9, 2004           By: /s/ Michael Strauss
                                       -----------------------------------------
                                       Michael Strauss
                                       Chairman of the Board, Chief Executive
                                       Officer and President


Date:    November 9, 2004           By: /s/ Stephen A. Hozie
                                       -----------------------------------------
                                       Stephen A. Hozie
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)