Form 10-K
period 2004-12-31
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2005-03-16
CIK 1256536

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

                  For the Fiscal Year Ended December 31, 2004.

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

                538 Broadhollow Road, Melville, New York 11747
             (Address of Principal Executive Offices) (Zip Code)

                                (516) 949-3900
             (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

                      TITLE OF EACH CLASS                                               NAME OF EACH EXCHANGE
              Common Stock, $0.01 par value per share                                  New York Stock Exchange
9.75% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share        New York Stock Exchange
9.25% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share        New York Stock Exchange

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

As of December 31, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $919,219,641 (computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2004). For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

As of March 9, 2005, the registrant had 40,311,830 outstanding shares of common stock, par value $0.01 per share, which is the registrant's only class of common stock.

                      Documents Incorporated By Reference:

The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the registrant's 2005 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2004.

                                TABLE OF CONTENTS


                                                                            Page


                                     PART I


Item 1.     Business ...................................................... 3

Item 2.     Properties .................................................... 13

Item 3.     Legal Proceedings ............................................. 13

Item 4.     Submission of Matters to a Vote of Security Holders ........... 14

                                     PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ............. 15

Item 6.     Selected Financial Data ....................................... 17

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................... 19

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk .... 34

Item 8.     Financial Statements and Supplementary Data ................... 34

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................... 34

Item 9A.    Controls and Procedures ....................................... 34
Item 9B.    Other Information ............................................. 37

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant ............ 38

Item 11.    Executive Compensation ........................................ 38

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters .................... 38

Item 13.    Certain Relationships and Related Transactions ................ 38

Item 14.    Principal Accountant Fees and Services ........................ 38

                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules .................... 39

Signatures ................................................................ 40

Index to Financial Statements

Index to Exhibits

                                     PART I

                           SPECIAL NOTES OF CAUTION

Cautionary Note Regarding Forward-Looking Statements


This report, including, but not limited to, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of the federal securities laws. Some of the forward-looking statements can be identified by the use of forward-looking words. When used in this report, statements that are not historical in nature, including, but not limited to, the words "anticipate," "may," "estimate," "should," "seek," "expect," "plan," "believe," "intend," and similar words, or the negatives of those words, are intended to identify forward-looking statements. In addition, statements that contain a projection of revenues, earnings (loss), capital expenditures, dividends, capital structure or other financial terms are intended to be forward-looking statements. Certain statements regarding the following particularly are forward-looking in nature:

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


The forward-looking statements in this report are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to it. These statements are not statements of historical fact. Forward-looking statements are subject to a number of factors, risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial position. These factors include, without limitation:

          o our limited operating history with respect to our proposed portfolio strategy;

          o the ability of our management to change or modify our portfolio strategy, without advance notice to stockholders, which may cause us to suffer losses;

          o our need for a significant amount of cash to operate our business;

          o    risks associated with the use of leverage;

          o failure to maintain our status as a real estate investment trust ("REIT");

          o    changes in federal and state tax laws affecting REITs;

          o    repayment speeds within the mortgage-backed securities market;

          o    changes in federal and state regulation of mortgage banking;

          o    disruptions in the market for repurchase facilities;

          o failure to match the interest rates on our borrowings with the interest rates on the mortgage-backed securities we hold;

          o the overall environment for interest rates and their subsequent effect on our business;

          o    dividends declared by us that are not as high as expected;

          o risks associated with equity investments and the general volatility of the capital markets and the market price of our common stock;

          o    competition for business and personnel;

          o our ability to identify and complete acquisitions and successfully integrate the businesses we acquire;

          o general economic, political, market, financial or legal conditions; and

          o those factors, risks and uncertainties discussed in filings we make with the Securities and Exchange Commission ("SEC").


In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report might not occur, and we qualify any and all of our forward-looking statements entirely by these cautionary factors. You are cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ from expectations. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

American Home Mortgage Investment Corp. ("AHM Investment" and, collectively with its subsidiaries, the "Company," "we" or "us") is a Maryland corporation in the business of investing in mortgage-backed securities resulting from the securitization of residential mortgage loans that its subsidiaries originate and service. American Home Mortgage Holdings, Inc. ("AHM Holdings"), a Delaware corporation, is a direct, wholly owned subsidiary of AHM Investment that serves as the parent holding company for American Home Mortgage Corp. ("AHM Corp."), a New York corporation, which (together with American Home Mortgage Acceptance, Inc. ("AHM Acceptance"), a Maryland corporation and direct, wholly owned subsidiary of AHM Investment) primarily originates the Company's loans, and American Home Mortgage Servicing, Inc. ("AHM Servicing") (formerly known as Columbia National, Incorporated), a Maryland corporation, which services the Company's loans as well as certain loans for third parties.

We use our equity capital and borrowed funds to invest in securities backed by adjustable-rate mortgages ("ARMs"), and seek to generate income for distribution to our stockholders based on the difference between the yield on our portfolio of mortgage-backed securities and the cost of our borrowings. AHM Investment is organized and operates for U.S. federal income tax purposes as a REIT. As a REIT, it is required to dividend substantially all of its earnings to its stockholders, and the net interest income it earns on the securities it holds generally will not be subject to federal income tax to the extent it distributes those earnings to its stockholders. See "Certain Federal Income Tax Considerations" below.

As of December 31, 2004, the Company held a leveraged portfolio of mortgage-backed securities in the amount of approximately $7.6 billion in order to generate net interest income and serviced approximately 104,000 loans with an aggregate principal amount of approximately $16.8 billion. As of December 31, 2004, the Company operated more than 400 loan production offices located in 43 states and made loans throughout all 50 states and the District of Columbia. The Company originated approximately $23.1 billion in aggregate principal amount of loans in 2004 and for the fourth quarter of 2004 was ranked as the nation's 20th largest residential mortgage lender according to National Mortgage News.

The common stock of AHM Investment is traded on the New York Stock Exchange ("NYSE") under the symbol "AHM." AHM Investment's 9.75% Series A Cumulative Redeemable Preferred Stock and 9.25% Series B Cumulative Redeemable Preferred Stock are also traded on the NYSE under the symbols "AHM PrA" and "AHM PrB," respectively.

The Company's website is http://www.americanhm.com. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also will provide any of the foregoing information without charge upon written request to American Home Mortgage Investment Corp., 538 Broadhollow Road, Melville, New York 11747, Attention: Investor Relations Director.

Also posted on the Company's website within the "investor relations" section under the heading "corporate governance" are (i) the charters for the committees of the Company's Board of Directors which include the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (ii) the Company's Corporate Governance Principles and (iii) the Company's Code of Business Conduct and Ethics (the "Code of Ethics") governing its directors, officers and employees. These documents also are available in print upon request of any stockholder to the Company's Investor Relations Director. Within the time period required by the SEC and the NYSE, the Company will post on its website any modifications to the Code of Ethics and any waivers applicable to Senior Financial Officers (as defined in the Code of Ethics).

The certifications by the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. The Company also has submitted to the NYSE its 2004 Annual Chief Executive Officer Certification required pursuant to NYSE Corporate Governance Standards
Section 303A.12(a), to the effect that, as of the date of such certification, the Chief Executive Officer of the Company was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

Description of Our Business

The Company's businesses include holding a leveraged portfolio of mortgage-backed securities in order to earn net interest income, originating mortgage loans (and either securitizing those loans or selling these loans for a profit), and servicing its securitized loans for fee income. A growing portion of the Company's portfolio of mortgage-backed securities consists of self-originated securities, and a core strategy of the Company is to hold self-originated securities, which the Company has, to date, been able to produce at a lower cost than the price for comparable securities offered for sale in the capital markets. The Company is organized and operates as a REIT for U.S. federal income tax purposes. Our REIT-eligible assets and activities are held or performed at the parent level or in qualified REIT subsidiaries ("QRSs"). Our primary QRS, AHM Acceptance, originates and securitizes REIT-eligible mortgage loans. Our assets and activities that are not REIT-eligible, such as part of our mortgage origination business and our servicing business, are conducted by our direct or indirect taxable REIT subsidiaries ("TRSs"), AHM Holdings, AHM Corp. and AHM Servicing. Our TRSs are subject to federal and state corporate income tax.

In general, under our current business strategy, we expect to maximize the operational and tax benefits provided by our REIT structure. Our TRSs accept and process loan applications. Loan applications that meet the requirements of the REIT, which typically consist of ARMs, are then sold by our TRSs to our QRS, while loan applications that do not meet these requirements are closed and sold to third-party purchasers. The associated servicing rights of all loans originated by our QRS are retained by our TRSs. We generate net interest income from our portfolio of mortgage loans and mortgage-backed securities, which is the difference between (i) the interest income we receive from mortgage loans and mortgage-backed securities and (ii) the interest we pay, plus certain administrative expenses.

The TRSs also engage in other businesses that are ancillary to their mortgage-backed securities holdings, origination and servicing activities, including operating two mortgage reinsurance subsidiaries, a title abstract subsidiary and a vendor management company. The TRSs also are participants in mortgage lending joint ventures that result in the generation of assets for the Company.

Mortgage-Backed Securities Holdings Segment

Our current portfolio strategy, which is subject to change at any time without notice to our stockholders, and which we expect may change from time to time, is to hold a portfolio of securities backed primarily by ARM loans that we originate, fund them using equity capital and borrowed funds and generate net interest income from the difference, or spread, between the yield on our mortgage-backed securities and our cost of borrowing. Accordingly, we expect net interest income to be the largest component of our earnings in the future.

A growing percentage of the Company's portfolio of mortgage-backed securities consists of self-originated securities, and a core strategy of the Company is to hold self-originated securities, which the Company has, to date, been able to produce at a lower cost than the price for comparable securities offered for sale in the capital markets. We believe that the cost advantage we obtain from self-originating loans, and holding such loans in securitized form in the REIT or in our QRS, is primarily the result of two economic factors. First, through self-origination, we avoid the intermediation costs associated with purchasing mortgage assets in the capital markets. Second, the REIT or our QRS is able to acquire loan applications from our TRSs, rather than purchase closed loans, at a price substantially less than the purchase price of a closed loan.

The size of the Company's leveraged portfolio of mortgage-backed securities was $7.6 billion as of December 31, 2004. The Company's securities are funded through borrowings in the reverse repurchase market. Our termed repurchase agreements generally have maturities ranging from one to twelve months. Our securities portfolio is managed defensively to mitigate interest rate, credit and liability rollover risks. Interest rate risk is managed by using swaps to extend the duration of the reverse repurchases, thereby causing the Company to approximately achieve a "matched book," with the durations of its assets and liabilities approximately equal. In addition, because we are focused on holding ARM, rather than fixed-rate, loans, we believe we will be less adversely affected by prepayments due to falling interest rates or a reduction in our net interest income due to rising interest rates. Credit risk is managed by holding primarily high-credit quality securities; approximately 95% of the securities we hold are either agency obligations or are rated AAA or AA by Standard & Poor's. Agency securities are mortgage-backed securities for which a U.S. government agency or a government-sponsored or federally chartered corporation, such as Ginnie Mae, Fannie Mae or Freddie Mac, guarantees payments of principal or interest on the certificates. Agency securities are not rated, but carry an implied AAA rating.

Rollover risk is managed by laddering the maturities of the reverse repurchase borrowings. We also believe we are less susceptible to a disruption in the repurchase market because we hold primarily agency securities and securities rated AAA or AA by Standard and Poor's, which have typically been eligible for repurchase market financing even when repurchase financing was unavailable for other classes of mortgage assets.

Loan Origination Segment

The Company's loan origination business is the generator of the bulk of its assets and the source of its gain on sale revenue. It also is the source of the Company's permanent customer base, i.e., those customers whose loans are being serviced by the Company. During 2004, the Company made loans to approximately 105,000 borrowers. The Company's total originations for 2004 were $23.1 billion, and National Mortgage News ranked the Company as the nation's 20th largest residential mortgage lender for the fourth quarter of 2004.

As of December 31, 2004, lending was conducted through over 400 retail and wholesale loan production offices located in 43 states. The Company's origination business obtains approximately 50% of its originations through its retail loan production offices, 49% of its originations from mortgage brokers through its wholesale loan production offices and 1% of its originations from direct-to-consumer lending activities supported by the Company's call center. Of the $23.1 billion aggregate principal amount of loans the Company made during 2004, 52% were to fund home purchases while 48% were to fund refinancings. The Company offers a broad array of mortgage products and primarily makes loans to borrowers with good credit profiles. The weighted-average FICO score for our $23.1 billion of total originations in 2004 was 714. All of the loans the Company made in 2004 were secured by one- to four-family dwellings.

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

Our loan origination business has rapidly grown its market share and scale since becoming a public company in 1999. The aggregate principal amount of our total loan originations were $12.2 billion in 2002, $21.7 billion in 2003 and $23.1 billion in 2004. Inside Mortgage Finance reported our national market share as 0.47% in 2002, 0.60% in 2003 and 0.82% in 2004. We believe our growth has made our mortgage banking operation more profitable and more effective at serving our customers. Specifically, growth in originations has lowered the per-loan cost of our centralized support operations and, consequently, our overall per-loan cost of origination. Our growth has also given us a relatively large presence in the secondary mortgage market, and, as a result, has improved our ability to execute loan sales to third-party purchasers. In addition, our size has enabled us to negotiate better terms with warehouse lenders and credit enhancers such as Fannie Mae and Freddie Mac. Finally, our size has made it possible for us to profitably enter businesses ancillary to mortgage lending, such as mortgage reinsurance, title brokerage and vendor management.

AHM Holdings has grown its loan origination franchise substantially since becoming a public company in October of 1999. In 2004, total loan originations were approximately $23.1 billion, compared to $21.7 billion in 2003, $12.2 billion in 2002, $7.8 billion in 2001 and $3.0 billion in 2000. The Company's growth has resulted principally from growing its network of loan production offices by acquisitions, recruiting and hiring of sales personnel and internally growing its loan production offices. The Company has increased its number of loan production offices by acquiring small to mid-sized mortgage businesses. AHM Holdings completed eight such acquisitions since December of 1999. In each acquisition, we have generally retained and grown the acquired company's loan production offices while substantially eliminating their centralized support operations and associated costs. These acquisitions have significantly increased our origination capability. The Company's strategy is to continue to opportunistically seek acquisitions to grow its loan origination business.

Growth in our business with mortgage brokers has resulted from adding additional branches and account executives in our wholesale channel and increasing the depth of our mortgage broker support capabilities.

Our newly originated loans held pending sale or securitization were $1.3 billion as of December 31, 2004. These loans are financed through our commercial paper program and through borrowings from banks and securities dealers. The interest rate risk posed by these loans is hedged through forward sales or interest rate swaps.

Mortgage Products

The Company offers a broad and competitive range of mortgage products that aim to meet the mortgage needs of primarily high-credit-quality borrowers. Its product line includes conventional conforming fixed rate loans, ARMs, government fixed rate loans, jumbo fixed rate loans, non-prime loans, home equity or second mortgage loans, alternate "A" loans, construction loans and bridge loans.

The following table summarizes information with respect to the most significant categories of mortgage loans the Company originated for the years ended December 31, 2004 and 2003:

                            LOAN ORIGINATION SUMMARY

                                                                                                                % of Total
                 Loan Type                            Number of Loans           Loan Originations           Dollar Originations
-----------------------------------------------   -----------------------    -------------------------    --------------------------
                                                  Year Ended December 31,    Year Ended December 31,       Year Ended December 31,
                                                  -----------------------    -------------------------    --------------------------
(Dollars in millions)                                2004          2003         2004            2003         2004           2003
                                                  -----------   ---------    -----------   -----------    ------------   -----------
Conventional conforming fixed rate                  43,295        77,303     $ 7,147.5       $12,702.9            31.0%        58.5%
Adjustable rate mortgages                           34,023        18,987       8,466.9         4,116.1            36.7         19.0
Government fixed rate                                8,840        17,434       1,162.7         2,296.3             5.0         10.6
Jumbo fixed rate                                     3,953         3,100       1,704.1         1,393.4             7.4          6.4
Alternate "A"                                       16,102         2,911       3,091.2           569.5            13.4          2.6
Non-prime                                            3,044         2,500         465.9           360.0             2.0          1.7
Home equity/Second                                  19,927         6,957       1,025.7           254.5             4.5          1.2
Construction                                             7            45           1.3            10.5              --           --
Bridge                                                  19            20           3.8             2.1              --           --
                                                 ---------     ---------     ---------       ---------       ---------    ---------
Loan Originations                                  129,210       129,257     $23,069.1       $21,705.3           100.0%       100.0%
                                                 =========     =========     =========       =========       =========    =========

Conventional Conforming Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Fannie Mae or Freddie Mac. This product is limited to high-quality borrowers with good credit records and involves adequate down payments or mortgage insurance.

ARMs. The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds of savings and loan associations, or another widely published rate, such as LIBOR. The period between the rate changes is called an adjustment period and may change every six months or one year. The Company also offers ARMs with a fixed period of three years, five years or ten years. Some of the Company's ARMs may include payment caps, which limit the interest rate increase for each adjustment period.

Government Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by the Federal Housing Authority ("FHA") or the Veterans Administration ("VA"). These loans may qualify for insurance from the FHA or guarantees from the VA. The Company has been designated by the U.S. Department of Housing and Urban Development ("HUD") as a direct endorser of loans insured by the FHA and as an automatic endorser of loans partially guaranteed by the VA, allowing it to offer FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower creditworthiness, property value and property condition.

Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (which limits were $359,650, for single-family, one-unit mortgage loans in the continental United States). The Company offers jumbo loans with creative financing features, such as the pledging of security portfolios. Its jumbo loan program is geared to the more financially-sophisticated borrower.

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

Loan Underwriting

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

Quality Control

The Company performs monthly quality control testing on a statistical sample of the loans we originate. The quality control testing includes checks on the accuracy of the borrower's income and assets and the credit report used to make the loan, reviews whether the loan buyer's underwriting standards were properly applied and examines whether the loan complies with government regulations. Quality control findings are summarized in monthly reports that the Company uses to identify areas that need corrective action or could use improvement. To date, those reports have not identified any material quality control concerns, although there can be no assurances that the Company will not experience material quality control concerns in the future.

Sale of Loans and Servicing Rights

With respect to mortgage loans that the Company originates but does not securitize, the Company typically seeks to sell those loans within 45 days of origination. The Company sells those loans to Fannie Mae, Freddie Mac, large national banks, thrifts and smaller banks, securities dealers, real estate investment trusts and other institutional loan buyers. The Company also swaps loans with Fannie Mae and Freddie Mac in exchange for mortgage-backed securities, which the Company then sells.

Typically, the Company sells loans with limited recourse. By doing so, with some exceptions, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

The Company sells the loans to investors pursuant to written agreements that establish an ongoing sale program under which those investors stand ready to purchase loans so long as the loans the Company offers for sale satisfy the investors' underwriting standards.

In 2004, the three institutions that bought the most loans from the Company were Wells Fargo Funding, Countrywide Financial Corporation and Fannie Mae, which accounted for 38%, 25% and 7%, respectively, of the Company's total loan sales.

With respect to mortgage loans that it originates but does not securitize, the Company generally sells the mortgage servicing rights ("MSRs") to those loans at the time it sells those loans. The prices at which the Company is able to sell its MSRs vary over time and may be materially adversely affected by a number of factors, including, for example, the general supply of, and demand for, MSRs and changes in interest rates. From time to time the Company retains the servicing rights on a portion of its loan originations. When the Company retains servicing rights, it earns an annual servicing fee.

On December 31, 2004, the carrying value of the Company's MSRs was $189.2 million. The MSRs are financed by borrowings from a bank syndicate and are not hedged due to their counter-cyclicality with the Company's mortgage origination business and their relatively small size.

Loan Servicing Segment

On December 31, 2004, the Company's servicing business, conducted through AHM Servicing, serviced the home mortgage loans of approximately 104,000 borrowers. Loans are primarily serviced for the trusts of the Company's securitizations, and for Fannie Mae and Ginnie Mae. The Company's servicing operation is eligible to service loans for Fannie Mae, Freddie Mac and Ginnie Mae, and has been rated a "Select Servicer" by Standard & Poor's.

As of December 31, 2004, AHM Servicing serviced approximately 104,000 loans with an aggregate principal amount of approximately $16.8 billion. The average annual servicing fee on our servicing portfolio as of December 31, 2004, was 0.345% of the principal amount of each loan we service. Our servicing business collects mortgage payments, administers tax and insurance escrows, seeks to mitigate losses on defaulted loans and responds to borrower inquiries.

We expect our servicing business to grow as we increase our portfolio of self-originated mortgage-backed securities. Our servicing business enables us to retain an ongoing business relationship with our borrowers, which we believe makes it more likely that we will earn those borrowers' business when they need a new loan or wish to refinance an existing loan. We believe that our servicing capability also enables us to sell loans to Fannie Mae, Freddie Mac and Ginnie Mae on more advantageous terms than if we did not service our loan originations.

The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans serviced for others for the years ended December 31, 2004 and 2003:

LOANS SERVICED FOR OTHERS                                                                                Year Ended December 31,
                                                                                                     ------------------------------
(In millions)                                                                                          2004                 2003
                                                                                                     ---------            ---------
Composition at end of year:
Conventional mortgage loans                                                                          $14,434.0            $ 6,232.4
FHA-insured mortgage loans                                                                               823.8              1,708.6
VA-guaranteed mortgage loans                                                                             206.3                331.3
                                                                                                     ---------            ---------
Loans serviced for others at end of year                                                             $15,464.1            $ 8,272.3
                                                                                                     =========            =========

Loans serviced for others at beginning of year                                                       $ 8,272.3            $ 8,541.8
Loans sold or securitized with servicing retained                                                     10,489.6              3,715.0
Prepayments and foreclosures                                                                          (2,649.1)            (3,818.5)
Amortization                                                                                            (648.7)              (166.0)
                                                                                                     ---------            ---------
Loans serviced for others at end of year                                                             $15,464.1            $ 8,272.3
                                                                                                     =========            =========

Delinquent mortgage loans and pending foreclosures at end of year
30 days                                                                                              $   228.9            $   211.5
60 days                                                                                                   44.3                 44.4
90 days                                                                                                   51.5                 35.8
                                                                                                     ---------            ---------
Total delinquencies                                                                                  $   324.7            $   291.7
                                                                                                     =========            =========
Foreclosures pending                                                                                 $    44.6            $    54.5
                                                                                                     =========            =========

At December 31, 2004, the Company's servicing portfolio of single-family mortgage loans serviced for others was stratified by interest rate as follows:


(Dollars in millions)                                                       December 31, 2004
                                   --------------------------------------------------------------------------------------------
        Interest                           Principal                 Percent of           Weighted Average          Mortgage
          Rate                              Balance               Total Principal         Maturity (Years)      Servicing Rights
-------------------------          -------------------------- ----------------------- ----------------------- ------------------
Under 6%                                  $10,666.4                       69.0%                  27.4              $   137.2
6.00-6.99%                                  3,089.4                       20.0%                  27.3                   31.8
7.00-7.99%                                  1,351.0                        8.7%                  25.9                   16.1
8% and over                                   357.3                        2.3%                  23.6                    4.1
                                          ---------                      -----                   ----              ---------
                                          $15,464.1                      100.0%                  27.2              $   189.2
                                          =========                      =====                                     =========

The weighted-average interest rate of the single-family mortgage loans serviced for others as of December 31, 2004 was 5.5%. As of December 31, 2004, 32% of loans serviced for others bore interest at fixed rates and 68% bore interest at adjustable rates. The weighted average net service fee of the Company's loans serviced for others was 0.345% as of December 31, 2004. The weighted-average interest rate of the Company's fixed-rate loans serviced for others was 6.36% as of December 31, 2004.

Financial Information About Industry Segments

The Company primarily conducts its business in three principal segments: mortgage-backed securities holdings, loan origination and loan servicing. The business conducted by each segment is described above under "Description of Our Business." Additional financial information regarding the Company's business segments as of December 31, 2004, December 31, 2003, and December 31, 2002, and for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, is set forth in Note 22 to Consolidated Financial Statements, entitled "Segments and Related Information," and is incorporated herein by reference.

Company History and Business Development

AHM Investment was incorporated in July of 2003 under the laws of the State of Maryland. AHM Investment was formed in order to combine the net assets (consisting primarily of mortgage-backed securities) of Apex Mortgage Capital, Inc., a Maryland corporation operating as a REIT ("Apex"), with the mortgage origination and servicing businesses of AHM Holdings. In December of 2003, AHM Investment became the parent company of AHM Holdings through an internal reorganization and acquired Apex by merger. Our primary purpose for combining the net assets of Apex with the origination and servicing businesses of AHM Holdings was to realize the benefits of holding a portfolio of self-originated, mortgage-backed securities.

Prior to the Company's conversion into a REIT, our business strategy was to sell substantially all of the loans we originated and the largest component of our net income was generated by the gain on sale of such loans. Our historical financial results prior to 2004 reflect this discontinued strategy of selling virtually all of the loans that we originated. Since our REIT conversion, our business strategy is to hold the mortgage-backed securities resulting from the securitization of ARM loans we originate, and, consequently, we believe that the largest component of our net income in the future will be net interest income generated by our mortgage-backed securities holdings.

AHM Corp. was the first company formed as part of the American Home Mortgage organization. Historically, AHM Corp., currently a direct, wholly owned subsidiary of AHM Holdings, operated as an independent mortgage lender from its formation in 1988 until 1999. On June 15, 1999, AHM Holdings was formed, and on October 6, 1999, AHM Holdings completed an initial public offering of its common stock and became the parent holding company of AHM Corp. AHM Holdings acquired AHM Servicing (formerly known as Columbia National, Incorporated) in June of 2002. AHM Acceptance was formed as a direct, wholly owned subsidiary of AHM Investment in August of 2003.

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

Additional information regarding interest rate hedging is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 to Consolidated Financial Statements, entitled "Summary of Significant Accounting Policies," and is incorporated herein by reference.

Government Regulation

The Company's loan origination and loan servicing segments are subject to extensive and complex rules and regulations of, and examinations by, various federal, state, and local government authorities and government sponsored enterprises, including, without limitation, HUD, FHA, VA, Fannie Mae, Freddie Mac and Ginnie Mae. These rules and regulations impose obligations and restrictions on the Company's loan origination and credit activities, including, without limitation, the processing, underwriting, making, selling, securitizing and servicing of mortgage loans.

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

These laws, rules, regulations and guidelines limit mortgage loan amounts and the interest rates, finance charges and other fees the Company may assess, mandate extensive disclosure and notice to its customers, prohibit discrimination, impose qualification and licensing obligations on it, establish eligibility criteria for mortgage loans, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features, and prohibit kickbacks and referral fees, among other things. These rules and requirements also impose on the Company certain reporting and net worth requirements. Failure to comply with these requirements can lead to, among other things, loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, and administrative enforcement actions.

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

The Company also is performing various mortgage-related operations on the Internet. The Internet, and the laws, rules and regulations related to it, are relatively new and still evolving. As such, there exist many opportunities for the Company's business operations on the Internet to be challenged or to become subject to legislation, any of which may materially and adversely affect its business, financial condition and results of operations.

Information Systems

The Company's loan origination enterprise system controls most aspects of the Company's loan origination operations, from the processing of a loan application through the closing of the loan and the sale of the loan to institutional investors. The system also performs checks and balances on many aspects of the Company's operations and supports the Company's marketing efforts. The Company's enterprise system functions on a wide area network that connects all of its branches in "real time." With its wide area network, a transaction at any one of its locations is committed centrally and is therefore immediately available to all personnel at all other locations. An important benefit of the enterprise system is that it aids the Company in controlling its business processes. The system assures that the Company's underwriting policies are adhered to, that only loans that are fully approved are disbursed, and that the correct disclosures and loan documents for a borrower are used based upon such borrower's state and loan program. The Company's enterprise system also provides its management with operating reports and other key data. In addition, the Company has developed a proprietary website and supporting call center software through the efforts of its in-house computer programming staff.

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

Competition

We face intense competition from mortgage REITs, commercial banks, savings and loan associations and other finance and mortgage banking companies, as well as from Internet-based lending companies and other lenders participating on the Internet. Entry barriers in the mortgage industry are relatively low and increased competition is likely. As we seek to expand our business, we will face a greater number of competitors, many of whom will be well-established in the markets that we seek to penetrate. Many of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do. In addition, competition may lower the rates we are able to charge borrowers, thereby potentially lowering the amount of income on future loan sales and sales of MSRs. Increased competition also may reduce the volume of our loan originations and loan sales.

Employees

The Company recruits, hires and retains individuals with the specific skills that complement its corporate growth and business strategies. As of December 31, 2004, the Company had 4,730 employees.

                    CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

General

AHM Investment elected to be treated as a REIT for federal income tax purposes in the federal income tax return for its first taxable year ending December 31, 2003. In brief, if AHM Investment meets certain detailed conditions imposed by the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), including a requirement that we invest primarily in qualifying REIT assets (which generally include real estate and mortgage loans) and a requirement that we satisfy certain income tests, AHM Investment will not be taxed at the corporate level on the income that we currently distribute to our stockholders. Therefore, to this extent, AHM Investment's stockholders will avoid double taxation, at the corporate level and then again at the stockholder level when the income is distributed, that they would otherwise experience if AHM Investment failed to qualify as a REIT.

If AHM Investment does not qualify as a REIT in any given year, we would be subject to federal income tax as a corporation for the year of the disqualification and for each of the following four years. This disqualification would result in federal income tax, which would reduce the amount of the after-tax cash available for distribution to our stockholders. AHM Investment believes that we have satisfied the requirements for qualification as a REIT since the year ended December 31, 2003. AHM Investment intends at all times to continue to comply with the requirements for qualification as a REIT under the Code, as described below.

In addition, to the extent AHM Investment holds a residual interest in a real estate mortgage investment conduit or is subject to the "taxable mortgage pool" ("TMP") rules, AHM Investment's status as a REIT will not be impaired, but a portion of the taxable income generated by the residual interest or AHM Investment's mezzanine debt and other assets constituting a TMP may be characterized as "excess inclusion" income allocated to AHM Investment's stockholders. Any such excess inclusion income (i) will not be allowed to be offset by the net operating losses of a stockholder, (ii) will be subject to tax as unrelated business taxable income to a tax-exempt stockholder, (iii) will result in the application of U.S. federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) on any excess inclusion income allocable to a stockholder that is not a "United States Person" (as defined in the Code), and (iv) may result in AHM Investment having to pay tax on excess inclusion income to the extent the AHM Investment's stockholders are certain "disqualified organizations."

Requirements for Qualification as a REIT

To qualify for tax treatment as a REIT under the Code, we must meet certain tests, as described briefly below.

Ownership of Common Stock

Each taxable year for which we elect to be a REIT, a minimum of 100 persons must hold our shares of capital stock for at least 335 days of a 12-month year (or a proportionate part of a short tax year). In addition, at all times during the second half of each taxable year, no more than 50% in value of our capital stock may be owned directly or indirectly by five or fewer individuals. We are required to maintain records regarding the ownership of our shares and to demand statements from persons who own more than a certain number of our shares regarding their ownership of shares. We must keep a list of those stockholders who fail to reply to such a demand.

We are required to use the calendar year as our taxable year for income tax purposes.

Nature of Assets

On the last day of each calendar quarter, at least 75% of the value of our assets and any assets held by a QRS must consist of qualified REIT assets (primarily, real estate and mortgages secured by real estate) ("Qualified REIT Assets"), government assets, cash and cash items. We expect that substantially all of our assets will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% assets test, the value of mortgage-backed securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of any one issuer's outstanding securities (with an exception for a qualified electing TRS). Under that exception, the aggregate value of business that we may undertake through TRSs is limited to 20% or less of our total assets. We monitor the purchase and holding of our assets in order to comply with the above asset tests.

We may from time to time hold, through one or more TRSs, assets that, if we held directly, could generate income that would have an adverse effect on our qualification as a REIT or on certain classes of our stockholders.

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

2. The 95% Test. In addition to deriving 75% of our gross income from the sources listed above, at least an additional 20% of our gross income for the taxable year must generally be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property. We intend to limit substantially all of the assets that we acquire (other than stock in certain affiliate corporations as discussed below) to Qualified REIT Assets. Our strategy to maintain REIT status may limit the type of assets, including certain hedging contracts and other assets, that we otherwise might acquire.

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

Taxation of Stockholders

For any taxable year in which we are treated as a REIT for federal income tax purposes, the amounts that we distribute to our stockholders out of current or accumulated earnings and profits will be includable by the stockholders as ordinary income for federal income tax purposes unless properly designated by us as capital gain dividends. Our distributions will not be eligible for the dividends received deduction for corporations and generally will not be treated as "qualified dividend income" eligible for reduced rates. Stockholders may not deduct any of our net operating losses or capital losses.

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

The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of the Code or its rules and regulations, or of related administrative and judicial interpretations. We have not obtained a ruling from the Internal Revenue Service with respect to tax considerations relevant to our organization or operation, or to an acquisition of our stock. This summary is not intended to be a substitute for prudent tax planning and each of our stockholders is urged to consult his or her own tax advisor with respect to these and other federal, state, local and foreign tax consequences of the acquisition, ownership and disposition of shares of our stock and any potential changes in applicable law.

Taxation of AHM Investment

In each year that AHM Investment qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its REIT taxable income or capital gain that it distributes to stockholders. AHM Investment is subject to corporate level taxation on any undistributed income. In addition, AHM Investment faces corporate level taxation due to any failure to make timely distributions, on the built-in gain on assets acquired from a taxable corporation such as a TRS, on the income from any property that it takes in foreclosure and on which it makes a foreclosure property election, and on the gain from any property that is treated as "dealer property" in AHM Investment's hands.

ITEM 2. PROPERTIES

The Company's executive offices and principal administrative offices occupy approximately 177,000 square feet located at 538 Broadhollow Road, Melville, New York 11747, an office building that the Company purchased on November 25, 2003.

In addition, the Company owns an office building located at 950 North Elmhurst Road, Mt. Prospect, Illinois 60056, which consists of approximately 35,700 square feet.

As of December 31, 2004, the Company leased real estate premises at an additional 520 locations in 44 states, ranging in size from 100 to 55,423 square feet with remaining lease terms ranging from one month to six years. The aggregate annual rent for these locations is approximately $23.5 million.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is from time to time subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

Columbia National, Incorporated

As previously reported in our Current Report on Form 8-K dated June 21, 2004 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, in June of 2002, the Company acquired Columbia National, Incorporated, a Maryland corporation ("Columbia"), which is currently a subsidiary of the Company, and which changed its name in July of 2004 to "American Home Mortgage Servicing,

Inc." Prior to the Company's acquisition of Columbia, Columbia discovered fraudulent loan activity at its Bensalem, Pennsylvania, office and notified the U.S. Department of Housing and Urban Development ("HUD"). HUD then instituted an investigation into the loan originations of the Bensalem office. Shortly thereafter, several years before Columbia was acquired by the Company, Columbia closed the Bensalem office and terminated the employees involved in the alleged fraudulent activity. In 2000, Columbia settled with HUD, paying a fine to HUD in the amount of $24,000 and agreeing to indemnify HUD for certain losses. Columbia, as loan servicer for institutional investors, subsequently made FHA insurance claims with respect to approximately 60 loans that were originated by the Bensalem office between 1997 and 1999. The federal government is now seeking to recover insurance proceeds paid in connection with certain of those claims, along with potentially applicable fines and penalties. The Company is cooperating fully with respect to the federal government's review of these loans. While the amount of any potential settlement is not known at this time, the Company does not expect that such amount will materially affect its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the NYSE under the symbol "AHM" and began trading on the NYSE on December 4, 2003. The Company's trading symbol on the NYSE has been "AHM" since June 1, 2004. From December 4, 2003, until June 1, 2004, the Company's common stock traded on the NYSE under the symbol "AHH." Before our internal reorganization and merger with Apex, effective as of December 3, 2003, AHM Holdings was listed on the Nasdaq National Market under the symbol "AHMH."

The following table shows the high, low and closing sales prices for our common stock during each fiscal quarter during the years ended December 31, 2004 and 2003 and the cash distributions per share declared during each such period:

                                                                           Stock Prices
                                                     ----------------------------------------------------------   Cash Distributions
                                                          High                  Low                  Close        Declared Per Share
                                                     --------------       --------------         --------------   ------------------
Year Ended December 31, 2004
Fourth Quarter                                              $34.50                $25.00                $34.25              $ 0.66
Third Quarter                                                31.65                 24.90                 27.95                0.61
Second Quarter                                               29.15                 21.80                 25.93                0.61
First Quarter                                                28.85                 21.10                 28.80                0.55
Year Ended December 31, 2003
Fourth Quarter                                              $25.27                $17.50                $22.51              $ 0.55
Third Quarter                                                23.90                 14.88                 17.57                0.13
Second Quarter                                               21.20                  9.94                 19.36                0.13
First Quarter                                                10.90                  9.56                 10.01                0.10


As of March 9, 2005, the closing sales price of the Company's common stock, as reported on the NYSE, was $32.01. As of March 9, 2005, the Company had 275 holders of record, and approximately 20,000 beneficial owners, of its common stock.

Dividends are payable on the last calendar day of each January, April, July and October on the Company's 9.75% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share ("Series A Preferred Stock"), and 9.25% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share ("Series B Preferred Stock"). The Series A Preferred Stock and Series B Preferred Stock rank senior to our common stock with respect to dividend rights, redemption rights and rights upon our voluntary or involuntary liquidation, dissolution or winding up. The terms of the Series A Preferred Stock and Series B Preferred Stock require that all accumulated dividends in arrears be paid prior to the payment of any dividends on our common stock.

To maintain our qualification as a REIT, we intend to make regular quarterly distributions to our stockholders. In order to qualify as a REIT for federal income tax purposes, we must distribute to our stockholders with respect to each year at least 90% of our taxable income. Although we generally intend to distribute to our stockholders each year an amount equal to our taxable income for that year, distributions paid by us will be at the discretion of our Board of Directors and will depend on, among other things, our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, as well as any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2004 is disclosed in Item 12 of this report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Issuances of Unregistered Securities

The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended December 31, 2004:

The Company acquired First Home Mortgage Corp., an independent mortgage lender based in metropolitan Chicago ("First Home"), on June 30, 2000. In addition to the shares paid to former First Home stockholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former stockholders as additional consideration under the earnout provisions of the merger agreement. Pursuant to these earnout provisions, in October of 2004, November of 2004 and December of 2004, the Company issued an aggregate of 1,853, 2,462 and 17,984, respectively, to such stockholders as additional consideration. These issuances were exempt from registration under Section 4(2) of the Securities Act because they were pursuant to the terms of a private transaction rather than through a public offering.

ITEM 6. SELECTED FINANCIAL DATA


The following selected financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements, beginning on page F-1 of this report. The selected financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 have been derived from prior year audited consolidated financial statements. The following selected consolidated financial data as of and for each of the years in the three-year period ended December 31, 2002 is derived from the consolidated financial statements of AHM Holdings. These consolidated financial statements include all adjustments which we consider necessary for a fair presentation of our consolidated financial position and results of operations for these periods. You should not assume that the results below indicate results that we will achieve in the future, particularly because in the future we expect net interest income, rather than gain on sales of loans, to be the principal component of our revenues. The operating data are derived from unaudited financial information that we compiled.

You should read the information below along with all the other financial information and analysis presented in this report, including, but not limited to, our financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      (In thousands, except per share and operating data)

                                                                       As of and for the Years Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                         2004             2003            2002            2001            2000
                                                    --------------------------------------------------------------------------------
Statement of Income Data:
Net interest income                                 $    112,534     $     49,031     $     24,837     $      9,098    $      3,271
Gain on sales of mortgage loans                          134,099          376,605          216,595          118,554          52,731
Gain on securitizations of mortgage loans                 80,794              149               --               --              --
Unrealized gain on mortgage-backed
 securities and derivatives                              109,265            3,272               --               --              --
Net loan servicing loss                                   (7,196)          (6,365)         (12,758)              --              --
Total revenues (1)                                       436,592          432,131          232,821          128,053          58,280
Total non-interest expenses                              315,904          310,114          165,261           88,494          48,622
Income before income tax (benefit) expense               120,688          195,811           67,560           41,701           9,658
Income tax (benefit) expense                             (25,575)          48,223           28,075           16,253           4,267
Net income                                               146,263           73,794           39,485           25,448           5,391
Net income available to common shareholders              142,275           73,794           39,485           25,448           5,391

Per share data:
Basic earnings per share                            $       3.78     $       4.16     $       2.72     $       2.45    $       0.63
Diluted earnings per share                                  3.74             4.07             2.65             2.34            0.63
Dividends declared per share                                2.43             0.91             0.15             0.12              --

Weighted average number of shares outstanding:
Basic                                                     37,612           17,727           14,509           10,374           8,580
Diluted                                                   38,087           18,113           14,891           10,883           8,580

Balance Sheet Data (end of period):
Cash and cash equivalents                           $    192,821     $     53,148     $     24,416     $     26,393    $      6,005
Mortgage-backed securities                             7,601,793        1,763,628               --               --              --
Mortgage loans held for sale, net                      1,316,609        1,216,353          811,188          419,351         143,967
Mortgage servicing rights, net                           189,229          117,784          109,023               46              37
Total assets                                           9,618,143        3,404,690        1,119,050          501,125         183,532
Warehouse lines of credit                                735,783        1,121,760          728,466          351,454         130,484
Commercial paper                                         529,790               --               --               --              --
Reverse repurchase agreements                          7,071,168        1,344,327               --               --              --
Total liabilities                                      8,720,530        3,006,720          954,954          422,508         156,920
Total stockholders' equity                               897,613          397,970          164,096           78,617          26,612

Ratios:
Return on average common equity (2)                        21.12%           34.11%           32.52%           54.15%          24.66%
Debt to equity ratio (3)                                    9.47             6.51             5.11             4.96            5.37

Operating Data:
Loan originations                                   $ 23,069,085     $ 21,705,250     $ 12,196,000     $  7,766,000    $  3,043,000
Retail                                                11,238,235       16,386,791       10,329,000        6,495,000       2,749,000
Wholesale                                             11,830,850        5,318,459        1,867,000        1,271,000         294,000
Loans sold to third parties                           13,685,246       20,758,110       12,331,000        7,497,000       2,967,000
Loan servicing portfolio - loans sold
 or securitized                                       15,464,135        8,272,294        8,541,723           23,951           7,900
Loans securitized and held                             3,342,547          586,573               --               --              --


     ---------------------
     (1)  Total revenues consist of net interest income and non-interest income.

     (2) This measure is calculated by dividing net income available to common shareholders by the average common stockholders' equity outstanding during the year expressed as a percentage.

     (3) This ratio is calculated by dividing debt, which is comprised of reverse repurchase agreements, warehouse lines of credit, commercial paper and other borrowings, by stockholders' equity.

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

Mortgage-Backed Securities - We record our mortgage-backed securities at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets on these financial instruments. If the fair value of a mortgage-backed security is not reasonably available, management estimates the fair value, which requires management's judgment and may not be indicative of the amounts we could realize in a current market exchange.

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

Derivative Assets and Derivative Liabilities - Our mortgage-committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs associated with loans expected to be sold are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before March 31, 2004 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs remaining to originate the loan and any net deferred origination costs. In March 2004, the SEC issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which provides industry guidance which changed the timing of recognition of MSRs for IRLCs initiated after March 31, 2004. In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative IRLCs. Under the new policy, the value of the expected future cash flows related to servicing rights is not recognized until the underlying loans are sold.

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

Goodwill - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions, including identifiable intangibles. We test for impairment, at least annually, by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to our loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to our Mortgage-Backed Securities Holdings segment includes a forecast of the expected future net interest income, gain on mortgage-backed securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies. We further test to ensure that the fair value of all our business units does not exceed our total market capitalization.

      Financial Condition

At December 31, 2004, 79.2% of our total assets were mortgage-backed securities and 13.7% were mortgage loans held for sale, compared to 51.8% and 35.7%, respectively, at December 31, 2003.

Total assets increased $6.2 billion to $9.6 billion at December 31, 2004 from $3.4 billion at December 31, 2003. The increase primarily reflects an increase in mortgage-backed securities of $5.8 billion. The growth in mortgage-backed securities was primarily funded by an increase in reverse repurchase agreements of $5.7 billion. We began issuing commercial paper in the quarter ended June 30, 2004, to fund our loans held for sale. As of December 31, 2004, we had $529.8 million of commercial paper outstanding, which allowed us to reduce the amount of loans funded by warehouse lines of credit.

The following table summarizes our mortgage-backed securities owned at December 31, 2004 and 2003, classified by type of issuer and by ratings categories:


                                                                       December 31, 2004
                            -------------------------------------------------------------------------------------------------------
                                    Trading Securities           Securities Available for Sale                   Total
                            ---------------------------------  ---------------------------------  ---------------------------------
                             Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix
                            ----------------  ---------------  ----------------  ---------------  ----------------  ---------------
                                                                    (Dollars in thousands)
Agency securities              $       --               -%        $  612,513               14.5%    $  612,513                8.1%

Privately issued:
AAA                             3,025,975             89.3         3,542,772               84.1      6,568,747               86.4
AA                                     --               --            16,043                0.4         16,043                0.2
A                                 129,840              3.8            15,750                0.4        145,590                1.9
BBB                               105,567              3.1             7,910                0.2        113,477                1.5
Unrated                           129,471              3.8            15,952                0.4        145,423                1.9
                               ----------       ----------        ----------         ----------     ----------         ----------
Total                          $3,390,853            100.0%       $4,210,940              100.0%    $7,601,793              100.0%
                               ==========       ==========        ==========         ==========     ==========         ==========




                                                                       December 31, 2003
                            -------------------------------------------------------------------------------------------------------
                                    Trading Securities           Securities Available for Sale                   Total
                            ---------------------------------  ---------------------------------  ---------------------------------
                             Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix
                            ----------------  ---------------  ----------------  ---------------  ----------------  ---------------
                                                                    (Dollars in thousands)
Agency securities              $  287,577             60.0%       $  713,790               55.6%    $1,001,367               56.8%

Privately issued:
AAA                               167,974             35.0           570,025               44.4        737,999               41.8
AA                                 11,322              2.4                --                 --         11,322                0.6
A                                   6,470              1.3                --                 --          6,470                0.4
Unrated                             6,470              1.3                --                 --          6,470                0.4
                               ----------        ----------       ----------         ----------     ----------          ----------
Total                          $  479,813            100.0%       $1,283,815              100.0%    $1,763,628              100.0%
                               ==========        ==========       ==========         ==========     ==========          ==========

The following table classifies our mortgage-backed securities portfolio by type of interest rate index at December 31, 2004 and 2003:


                                                                       December 31, 2004
                            -------------------------------------------------------------------------------------------------------
                                    Trading Securities           Securities Available for Sale                   Total
                            ---------------------------------  ---------------------------------  ---------------------------------
                             Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix
                            ----------------  ---------------  ----------------  ---------------  ----------------  ---------------
                                                                     (Dollars in thousands)
Index:
One-month LIBOR                $  198,201              5.8%      $  114,149                2.7%      $  312,350              4.1%
Six-month LIBOR                 2,266,802             66.9        2,385,582               56.7        4,652,384             61.2
One-year LIBOR                    925,850             27.3        1,231,392               29.2        2,157,242             28.4
One-year constant maturity
 treasury                              --               --          479,817               11.4          479,817              6.3
                               ----------        ----------      ----------         ----------       ----------        ----------
Total                          $3,390,853            100.0%      $4,210,940              100.0%      $7,601,793            100.0%
                               ==========        ==========      ==========         ==========       ==========        ==========


                                                                       December 31, 2003
                            -------------------------------------------------------------------------------------------------------
                                    Trading Securities           Securities Available for Sale                   Total
                            ---------------------------------  ---------------------------------  ---------------------------------
                             Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix
                            ----------------  ---------------  ----------------  ---------------  ----------------  ---------------
                                                                    (Dollars in thousands)
Index:
One-month LIBOR                $  189,772             39.6%       $       --                 --%     $  189,772             10.8%
Six-month LIBOR                        --               --           517,248               40.3         517,248             29.3
One-year LIBOR                    261,548             54.5           610,963               47.6         872,511             49.5
One-year constant maturity
 treasury                          28,493              5.9           155,604               12.1         184,097             10.4
                               ----------        ----------       ----------         ----------      ----------        ----------
Total                          $  479,813            100.0%       $1,283,815              100.0%     $1,763,628            100.0%
                               ==========        ==========       ==========         ==========      ==========        ==========

The following table classifies our mortgage-backed securities portfolio by product type at December 31, 2004 and 2003:


                                                                       December 31, 2004
                            -------------------------------------------------------------------------------------------------------
                                    Trading Securities           Securities Available for Sale                   Total
                            ---------------------------------  ---------------------------------  ---------------------------------
                             Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix
                            ----------------  ---------------  ----------------  ---------------  ----------------  ---------------
                                                                     (Dollars in thousands)
Product:
ARMs less than 3 years         $  342,694             10.1%       $  954,794               22.7%    $1,297,488               17.1%
3/1 Hybrid ARM                    381,831             11.3           488,696               11.6        870,527               11.5
5/1 Hybrid ARM                  2,666,328             78.6         2,767,450               65.7      5,433,778               71.4
                               ----------       ----------        ----------         ----------     ----------         ----------
Total                          $3,390,853            100.0%       $4,210,940              100.0%    $7,601,793              100.0%
                               ==========       ==========        ==========         ==========     ==========         ==========





                                                                       December 31, 2003
                            -------------------------------------------------------------------------------------------------------
                                    Trading Securities           Securities Available for Sale                   Total
                            ---------------------------------  ---------------------------------  ---------------------------------
                             Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix    Carrying Value    Portfolio Mix
                            ----------------  ---------------  ----------------  ---------------  ----------------  ---------------
                                                                     (Dollars in thousands)
Product:
ARMs less than 3 years         $  189,771             39.6%       $  212,897               16.6%    $  402,668               22.8%
3/1 Hybrid ARM                    133,019             27.7           415,674               32.4        548,693               31.1
5/1 Hybrid ARM                    133,140             27.7           619,688               48.2        752,828               42.7
7/1 Hybrid ARM                     23,883              5.0            35,556                2.8         59,439                3.4
                               ----------       ----------        ----------         ----------     ----------         ----------
Total                          $  479,813            100.0%       $1,283,815              100.0%    $1,763,628              100.0%
                               ==========       ==========        ==========         ==========     ==========         ==========



During the year ended December 31, 2004, we purchased $5.3 billion of mortgage-backed securities and added $5.3 billion of self-originated mortgage-backed securities to our portfolio.

During the year ended December 31, 2004, we sold $3.6 billion of mortgage-backed securities. Of the mortgage-backed securities sold, $2.0 billion were created by our securitizations and $1.6 billion were market-purchased.

The average cost basis of our mortgage-backed securities, excluding unrealized gains and losses, was 100.5% of par as of December 31, 2004 and 101.5% of par as of December 31, 2003.

We had a payable for securities purchased of $259.7 million as of December 31, 2003.

Results of Operations


Comparison of the Years Ended December 31, 2004 and 2003

Overview

Net income for the year ended December 31, 2004 was $146.3 million, compared to $73.8 million for the year ended December 31, 2003, an increase of $72.5 million, or 98.2%. This increase was the result of a $73.8 million decrease in income tax expense, a $63.5 million increase in net interest income, partly offset by a $59.0 million decrease in non-interest income and a $5.8 million increase in non-interest expenses. The $59.0 million decrease in non-interest income consists of a $242.5 million decrease in gain on sales of mortgage loans which includes a $30.7 million reduction associated with the Company's adoption of SAB No. 105, a $0.8 million decrease in net loan servicing fees, a $0.2 million decrease in other non-interest income partly offset by a $104.9 million increase in realized and unrealized gains on mortgage-backed securities and derivatives and a $79.6 million increase in gain on securitizations of mortgage loans in 2004 versus 2003.

Net Interest Income

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense:

(Dollars in thousands)                                                    Year Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                           2004                                           2003
                                       --------------------------------------------     --------------------------------------------
                                          Average                         Average         Average                           Average
                                          Balance        Interest        Yield/Cost       Balance        Interest         Yield/Cost
                                       -------------   ------------      ----------     -----------    ------------      -----------
Interest earning assets:
  Mortgage-backed securities, net (1)  $  5,316,342    $    193,836         3.65%      $     64,755    $      2,337          3.61%
  Mortgage loans held for sale            2,197,376         118,296         5.38%         1,679,835         103,680          6.17%
                                       ------------    ------------                    ------------    ------------
                                          7,513,718         312,132         4.16%         1,744,590         106,017          6.08%
                                       ------------    ------------                    ------------    ------------


Interest bearing liabilities:
  Warehouse lines of credit (2)           1,349,435          53,650         3.98%         1,646,238          53,906          3.27%
  Commercial paper                          744,335          16,541         2.22%                --              --            --
  Reverse repurchase agreements (3)       4,976,437         124,637         2.50%            47,051             630          1.34%
  Notes payable                             118,592           4,770         4.02%            65,915           2,450          3.72%
                                       ------------    ------------                    ------------    ------------
                                          7,188,799         199,598         2.78%         1,759,204          56,986          3.24%
                                       ------------    ------------                    ------------    ------------


Net interest income                                    $    112,534                                    $     49,031
                                                       ============                                    ============

Interest rate spread                                                        1.38%                                            2.84%
                                                                            ====                                             ====

Net interest margin                                                         1.50%                                            2.81%
                                                                            ====                                             ====


(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.
(2) The 2004 period includes $12.8 million of net interest expense on interest rate swap agreements.
(3) The 2004 period includes $41.3 million of net interest expense on interest rate swap agreements.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense.


                                               Year Ended December 31, 2004
                                                        Compared to
(In thousands)                                 Year Ended December 31, 2003
                                          -------------------------------------
                                           Average                      Average
                                             Rate        Volume         Total
                                          ---------     ---------     ---------
Mortgage-backed securities, net           $      24     $ 191,475     $ 191,499
Mortgage loans held for sale                (14,442)       29,058        14,616
                                          ---------     ---------     ---------
Interest income                             (14,418)      220,533       206,115
                                          ---------     ---------     ---------


Warehouse lines of credit                    10,414       (10,670)         (256)
Commercial paper                                 --        16,541        16,541
Reverse repurchase agreements                 1,022       122,985       124,007
Notes payable                                   216         2,104         2,320
                                          ---------     ---------     ---------
Interest expense                             11,652       130,960       142,612
                                          ---------     ---------     ---------

Net interest income                       $ (26,070)    $  89,573     $  63,503
                                          =========     =========     =========


Interest Income: Interest income on mortgage-backed securities for the year ended December 31, 2004 was $193.8 million, compared to $2.3 million for the year ended December 31, 2003, a $191.5 million increase. This increase reflects the commencement of our holding mortgage-backed securities for net interest income on December 3, 2003, as a result of the reorganization of the Company into a REIT and the merger with Apex.

Interest income on our mortgage loans held for sale for the year ended December 31, 2004 was $118.3 million, compared to $103.7 million for the year ended December 31, 2003, an increase of $14.6 million, or 14.1%. The increase in loans held for sale interest income was primarily the result of an increase in average volume, partly offset by a decrease in average rate in 2004 versus 2003.

Interest Expense: We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $2.0 billion Secured Liquidity Note ("SLN") program. Interest expense on warehouse lines of credit for the year ended December 31, 2004 was $53.6 million, compared to interest expense for the year ended December 31, 2003 of $53.9 million, a $0.3 million decrease. The decrease in warehouse lines of credit interest expense was primarily the result of a decrease in average volume, partly offset by an increase in average rate in 2004 versus 2003. In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans held for sale. Interest expense on commercial paper for the year ended December 31, 2004 was $16.5 million. The increase in commercial paper interest expense was due to borrowings in the year ended December 31, 2004 used to fund our increased loan inventory.

We have borrowed funds under reverse repurchase agreements, a form of collateralized short-term borrowing, with nine different financial institutions as of December 31, 2004. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities. Total interest expense on reverse repurchase agreements for the year ended December 31, 2004 was $124.6 million, compared to interest expense for the year ended December 31, 2003 of $0.6 million, a $124.0 million increase. The increase in reverse repurchase agreements interest expense in 2004 versus 2003 was primarily the result of an increase in borrowings used to fund the growth of our mortgage-backed securities portfolio.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives

Gain on Sales of Mortgage Loans: Gain on sales of mortgage loans for the year ended December 31, 2004 totaled $134.1 million on non-securitized loans sales of $13.7 billion, compared to $376.6 million on loan sales of $20.8 billion for the year ended December 31, 2003. Prior to our conversion into a Real Estate Investment Trust ("REIT") in December 2003, our business strategy was to sell substantially all of the loans that we originated and recognize gain on sales of such loans. The decline in volume of loans sold in 2004 versus 2003 reflects our discontinued strategy of selling virtually all of the loans that we originated. The average gain on sale margin decreased to 0.98% in 2004 from 1.81% in 2003. The decline in average margin reflects higher broker fee expenses included as a reduction to gain on sale of loans as a result of the increased percentage of wholesale originations in 2004 versus the 2003 period. The change in fair value of IRLCs and mortgage loans held for sale included in gain on sales of mortgage loans in the year ended December 31, 2004 was reduced by $30.7 million, or 0.27% of non-securitized loan sales, on a pre-tax basis as a result of our adoption of SAB No. 105.

Gain on Securitizations of Mortgage Loans: Gain on securitizations of mortgage loans totaled $80.8 million during the year ended December 31, 2004 compared to $0.1 million during the year ended December 31, 2003. These gains reflect the gains that existed on the date of securitization of self-originated loans relating to the sale of resultant securities. We securitized loans totaling $9.3 billion during the year ended December 31, 2004, of which $4.0 billion were accounted for as sales, compared to $521.7 million of total securitized loans during the year ended December 31, 2003, of which $22.1 million were accounted for as sales. The increased volume of loans securitized in 2004 versus 2003 reflects our business strategy since our REIT conversion to securitize ARM loans that we originate. The remaining $5.3 billion of securitized loans in 2004 were mortgage-backed securities created with the execution of securitization transactions.

Gain on Sales of Mortgage-Backed Securities and Derivatives: Gain on sales of mortgage-backed securities and derivatives totaled $0.1 million on mortgage-backed securities sales of $3.6 billion during the year ended December 31, 2004, compared to $2.2 million on mortgage-backed securities sales of $507.2 million during the year ended December 31, 2003. These gains reflect the realized gains or losses on sales of mortgage-backed securities created by our securitizations, sales of market-purchased mortgage-backed securities and sales of related interest rate swaps.

Unrealized Gain on Mortgage-Backed Securities and Derivatives: We recognized $109.3 million of unrealized gain on mortgage-backed securities and derivatives relating to market valuations of mortgage-backed securities classified in the trading portfolio during the year ended December 31, 2004, compared to $3.3 million during the year ended December 31, 2003. During the year ended December 31, 2004, unrealized gain on mortgage-backed securities and derivatives includes $100.4 million of unrealized gain on mortgage-backed securities that existed on the date of securitization, $21.9 million of mark-to-market unrealized loss on our mortgage-backed securities portfolio and $30.8 million of unrealized gain on related interest rate swaps.

Net Loan Servicing Fees

Net loan servicing fees were a loss of $7.2 million for the year ended December 31, 2004, compared to a loss of $6.4 million for the year ended December 31, 2003.

Loan Servicing Fees: Loan servicing fees increased to $40.6 million for the year ended December 31, 2004 from $39.1 million for the year ended December 31, 2003, an increase of $1.5 million, or 3.7%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $4.5 million for the year ended December 31, 2004 compared to $11.4 million for the year ended December 31, 2003, a decrease of $6.9 million, or 60.5%. This decrease partly offset the increase in loan servicing fees in 2004 period versus 2003 as a result of an increase in loans serviced for others.

Amortization of MSRs: Amortization of MSRs decreased to $32.6 million for the year ended December 31, 2004 from $51.8 million for the year ended December 31, 2003, a decrease of $19.2 million, or 37.1%. The decrease in amortization was due to a higher interest rate environment, which resulted in slower projected prepayment speeds in the year ended December 31, 2004 versus the year ended December 31, 2003.

Impairment (Provision) Recovery of MSRs: We recognized a temporary impairment provision of $15.2 million for the year ended December 31, 2004 versus a temporary impairment recovery of $6.3 million for the year ended December 31, 2003, resulting in a decrease in net loan servicing fees of $21.5 million. The increase in impairment provision in the year ended December 31, 2004 was due to a decrease in the fair value of MSRs, which was attributable to a subsequent increase in estimated future prepayment speeds versus the initial estimated future prepayment speeds used to value the MSR upon securitization.

Other Non-Interest Income


Other non-interest income totaled $7.0 million for the year ended December 31, 2004 compared to $7.2 million for the year ended December 31, 2003. For the year ended December 31, 2004, other non-interest income primarily includes rental income of $2.1 million, reinsurance premiums earned totaling approximately $1.8 million, income from a legal settlement of $1.5 million and revenue from title services of $1.0 million. For the year ended December 31, 2003, other non-interest income primarily includes revenue from title services of $2.2 million, fulfillment fees of $1.9 million and volume incentive bonuses received from loan purchasers totaling approximately $1.4 million. The fulfillment fees represent non-recurring fees received from Principal Residential Mortgage, Inc. ("PRM") for loans closed by us on behalf of PRM in connection with our acquisition of the retail mortgage lending branches of PRM in June of 2003. As part of the agreement to acquire the retail branches of PRM, we agreed to assume the costs incurred to close out PRM's application pipeline as of the date of the agreement on behalf of PRM for a per-loan fee.

Non-Interest Expenses

Our non-interest expenses for the year ended December 31, 2004 were $315.9 million, compared to $310.1 million for the year ended December 31, 2003, an increase of $5.8 million, or 1.9%.

Our operating expenses represent costs that are not eligible to be added to the book value of the loans because they are not considered to be certain direct origination costs under the rules of Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases." Direct origination costs are added to the book value of loans and either reduce the gain on sale of loans if the loans are sold or are amortized over the life of the loan.

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the year ended December 31, 2004 were $189.4 million, compared to $204.9 million for the year ended December 31, 2003, a decrease of $15.5 million, or 7.6%. The decrease in expenses reflects the higher percentage of wholesale originations in 2004 versus 2003.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $126.5 million for the year ended December 31, 2004 compared to $105.2 million for the year ended December 31, 2003, an increase of $21.3 million, or 20.3%. The increase in operating expenses in 2004 versus 2003 includes a $10.6 million increase in occupancy and equipment expense. The operating expenses in the year ended December 31, 2004 include lease obligations and certain fixed asset expenses relating to our acquisition of certain residential home loan centers and associated satellite offices of Washington Mutual, Inc. in August of 2004.

Income Tax (Benefit) Expense

Income tax expense decreased to a benefit of $25.6 million for the year ended December 31, 2004, from an expense of $48.2 million for the year ended December 31, 2003, a decrease of $73.8 million. The decrease in income tax expense in 2004 versus 2003 reflects a decrease in income before income taxes relating to our TRS.

Loan Originations

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the year ended December 31, 2004 were $23.1 billion compared to $21.7 billion for the year ended December 31, 2003, a 6.3% increase. Our retail originations, which are conducted through our community loan production offices and Internet call center, were 49% of our loan originations in the year ended December 31, 2004 compared to 76% of our originations in the year ended December 31, 2003. Mortgage brokers accounted for 51% of our loan originations in the year ended December 31, 2004 compared to 24% of our originations in the year ended December 31, 2003. Mortgage brokers accounted for an increased percentage of our originations in the year ended December 31, 2004 due to the opening of wholesale branches in the western United States.

Comparison of the Years Ended December 31, 2003 and 2002

Overview

Net income for the year ended December 31, 2003 was $73.8 million, compared to $39.5 million for the year ended December 31, 2002, an increase of $34.3 million, or 86.9%. This increase was the result of a $175.2 million increase in non-interest income, a $24.2 million increase in net interest income, partly offset by a $144.9 million increase in non-interest expenses and a $20.2 million increase in income tax expense. The $175.2 million increase in non-interest income consists of a $160.0 million increase in gain on sales of mortgage loans, a $5.5 million increase in realized and unrealized gains on mortgage-backed securities and derivatives, a $6.4 million increase in net loan servicing fees, a $3.1 million increase in other non-interest income and a $0.2 million increase in gain on securitizations of mortgage loans in 2003 versus 2002.

Net Interest Income

Interest Income: Total interest income for 2003 was $106.0 million, compared to $55.9 million for 2002, an increase of $50.1 million, or 89.8%. The increase was primarily due to higher average loan inventory in 2003. In 2003 and 2002, we funded our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders.

We began the holding for net interest income of ARM-backed securities on December 3, 2003, as a result of the reorganization of the Company into a REIT and the merger with Apex. The total interest income on mortgage-backed securities for 2003 was $2.3 million.

Interest Expense:Total interest expense for 2003 was $57.0 million, compared to interest expense for 2002 of $31.0 million, an 83.6% increase, which was primarily due to increased warehouse lines of credit borrowings to fund our large loan inventory.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives

Gain on Sales of Mortgage Loans: Our primary source of revenue in the years ended December 31, 2003 and 2002 was the gain on sales of mortgage loans originated by us. Gain on sales of mortgage loans for 2003 totaled $376.6 million on loan sales of $20.8 billion, compared with $216.6 million on sales of $12.3 billion for 2002. The average gain on sale margin increased to 1.81% for 2003 from 1.76% for 2002.

Gain on Securitizations of Mortgage Loans: Gain on securitizations of mortgage loans totaled $0.1 million on loan securitizations of $22.1 million during the year ended December 31, 2003. These gains reflect the gains that existed on the date of securitization of self-originated loans.

Gain on Sales of Mortgage-Backed Securities: During the year ended December 31, 2003, we sold $507.2 million of mortgage-backed securities and recognized $2.2 million of net gains.

Unrealized Gain on Mortgage-Backed Securities: We recognized $3.3 million of unrealized gain on mortgage-backed securities relating to market valuations of mortgage-backed securities classified in our trading portfolio.

Net Loan Servicing Fees

Net loan servicing fees were a loss of $6.4 million for the year ended December 31, 2003, compared to a loss of $12.8 million for the year ended December 31, 2002.

Loan Servicing Fees: Loan servicing fees increased to $39.1 million in the year ended December 31, 2003 from $23.9 million in the year ended December 31, 2002, an increase of $15.2 million, or 63.2%. The increase was primarily the result of the inclusion of Columbia National, Incorporated ("CNI") (currently known as American Home Mortgage Servicing, Inc.), a company that we acquired in June of 2002, for the full year in 2003.

Amortization of MSRs: Amortization of MSRs increased to $51.8 million in the year ended December 31, 2003 from $26.4 million in the year ended December 31, 2002, an increase of $25.4 million, or 96.2%. The increase was primarily the result of the inclusion of CNI for the full year in 2003.

Impairment (Provision) Recovery of MSRs: We recognized a temporary impairment recovery of $6.3 million in the year ended December 31, 2003 versus an impairment provision of $10.3 million in the year ended December 31, 2002, resulting in an increase in net loan servicing fees of $16.6 million. This impairment recovery is due to an increase in the fair value of MSRs attributable to a decrease in estimated future prepayment speeds.

Other Non-Interest Income

Other non-interest income totaled $7.2 million in 2003 compared to $4.1 million in 2002. For the year ended December 31, 2003, other income primarily includes revenue from title services of $2.2 million, fulfillment fees of $1.9 million and volume incentive bonuses received from loan purchasers totaling approximately $1.4 million. The fulfillment fees represent non-recurring fees received from PRM for loans closed by us on behalf of PRM. As part of the agreement to acquire the retail branches of PRM, we agreed to assume the costs incurred to close out PRM's application pipeline as of the date of the agreement on behalf of PRM for a per-loan fee. For the year ended December 31, 2002, other income primarily consists of revenue from title services of $1.9 million and volume incentive bonuses received from loan purchasers totaling approximately $0.8 million.

Non-Interest Expenses

Our non-interest expenses for the year ended December 31, 2003 were $310.1 million, compared to $165.3 million for the year ended December 31, 2002, an increase of $144.8 million, or 87.7%. We made significant investments in our infrastructure, particularly in information technology and corporate services, to support the growth of our loan origination business. Our non-interest expenses in the year ended December 31, 2003 include a full year of expenses associated with the administration of the servicing portfolio acquired through our acquisition of CNI in June of 2002.

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

Salaries Commissions and Benefits, net: Salaries, commissions and benefits, net, for the year ended December 31, 2003 were $204.9 million, compared to $106.9 million for the year ended December 31, 2002, an increase of $98.0 million, or 91.7%.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $105.2 million for the year ended December 31, 2003, compared to $58.4 million for the year ended December 31, 2002, an increase of $46.8 million, or 80.2%.

Income Tax Expense

Income tax expense increased to $48.2 million for the year ended December 31, 2003, from $28.1 million for the year ended December 31, 2002, an increase of $20.1 million. The increase in income tax expense in 2003 versus 2002 reflects an increase in income before income taxes relating to our TRS.

Loan Originations

In 2003, our primary business was the origination and sale of primarily one-to-four family residential mortgage loans. Our origination segment grew significantly in 2003 both organically and through acquisitions. The historically low interest rates of 2003 resulted in record loan originations industry-wide as record numbers of borrowers refinanced their mortgages and purchased new homes. During 2003, we acquired 75 retail branches of PRM and the retail and wholesale branches of American Mortgage LLC, and also hired 325 former employees of Capitol Commerce Mortgage Company. Total loan originations for 2003 were $21.7 billion compared to $12.2 billion for 2002, a 77.9% increase. At December 31, 2003, the segment had 272 loan origination offices and 2,791 employees, compared to 131 loan origination offices and 2,528 employees at December 31, 2002.

Liquidity and Capital Resources

We have arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with thirteen different financial institutions and on December 31, 2004 had borrowed funds from nine of these firms. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of December 31, 2004, we had $7.1 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 2.13% before the impact of interest rate swaps and a weighted-average remaining maturity of 2.5 months.

To originate a mortgage loan, we draw against a $2.0 billion Secured Liquidity Note Program, a $1.2 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a $600 million bank syndicated facility led by Bank of America (which includes a $150.0 million term loan facility which we use to finance our MSRs), a $450 million facility with CDC Mortgage Capital Inc. ("CDC"), a facility of $350 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $250 million with Lehman Brothers, a facility of $500 million with Bear Stearns and a facility of $250 million with Calyon Americas. In addition, we have a gestation facility with Greenwich Capital Financial Products, Inc. ("Greenwich"). These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of our liabilities to our tangible net worth. At March 9, 2005, the aggregate outstanding balance under the warehouse facilities was approximately $2.0 billion, the aggregate outstanding balance in drafts payable was approximately $15.6 million and the aggregate maximum amount available for additional borrowings was approximately $2.1 billion.

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

As of December 31, 2004, our aggregate warehouse facility borrowings were $735.8 million (including $25.5 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $26.2 million, compared to $1.1 billion (including $29.0 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $25.6 million as of December 31, 2003. At December 31, 2004, our loans held for sale were $1.3 billion compared to $1.2 billion at December 31, 2003.

In addition to the UBS, CDC, Bank of America, Morgan Stanley, and Calyon Americas warehouse facilities, we have purchase and sale agreements with UBS and Greenwich. These agreements allow us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facilities. Amounts sold and being held under these agreements at December 31, 2004 and December 31, 2003 were $443.8 million and $236.0 million, respectively. The amounts so held under these agreements at March 9, 2005 were $259.5 million. These agreements are not committed facilities and may be terminated at the discretion of the counterparty.

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

We also have a $150.0 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on December 14, 2005. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At December 31, 2004 and December 31, 2003, borrowings under our term loan facility were $108.6 million and $71.5 million, respectively.

Cash and cash equivalents increased to $192.8 million at December 31, 2004, from $53.1 million at December 31, 2003.

Our primary sources of cash and cash equivalents during the year ended December 31, 2004, were as follows:

     o    $5.7 billion increase in reverse repurchase agreements;

     o    $529.8 million increase commercial paper; and

     o    $343.4 million proceeds from issuance of common stock.

Our primary uses of cash and cash equivalents during the year ended December 31, 2004, were as follows:

     o    $5.8 billion increase in mortgage-backed securities;

     o    $386.0 million net decrease in warehouse lines of credit; and

     o $259.7 million decrease in payable for mortgage-backed securities purchased.

Cash and cash equivalents increased to $53.1 million at December 31, 2003, from $24.4 million at December 31, 2002.

Our primary sources of cash and cash equivalents during the year ended December 31, 2003, were as follows:

     o    $1.0 billion increase in reverse repurchase agreements;

     o    $393.3 million increase in warehouse lines of credit; and

     o $259.7 million increase in payable for mortgage-backed securities purchased.

Our primary uses of cash and cash equivalents during the year ended December 31, 2003, were as follows:

     o    $1.3 billion increase in mortgage-backed securities; and

     o    $391.8 million net increase in mortgage loans held for sale.

Our ability to originate loans depends in large part on our ability to sell these mortgage loans at par or for a premium in the secondary market so that we may generate cash proceeds to repay borrowings under our warehouse facilities. The value of our loans depends on a number of factors, including, but not limited to:

     o    interest rates on our loans compared to market interest rates;

     o    the borrower credit risk classification;

     o    loan-to-value ratios; and

     o    general economic conditions.

Inflation

For the period 1997 to 2004, inflation has been relatively low and we believe that inflation has not had a material effect on our results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would reduce the number of loans we originate. Such a reduction would adversely affect our future results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are reasonably likely to be material to investors.

Contractual Obligations


We had the following contractual obligations (excluding derivative financial instruments) at December 31, 2004:


                                                  Total       Less than 1 Year     1 - 3 Years         4 - 5 Years     After 5 Years
                                            --------------- -------------------  ----------------   ---------------    -------------
(In thousands)
Warehouse liabilities                         $  735,783         $  735,783         $       --         $       --         $       --
Operating leases                                  70,704             21,793             32,475             15,149              1,287
Notes payable                                    135,761            109,904                729                816             24,312
Commercial paper                                 529,790            529,790                 --                 --                 --
Reverse repurchase agreements                  7,071,168          7,071,168                 --                 --                 --

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

We enter into interest rate swap agreements ("Swap Agreements") to manage our interest rate exposure when financing our ARM loans and our mortgage-backed securities. We generally borrow money based on short-term interest rates, by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. Our ARM loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. Our mortgage-backed securities have an initial fixed interest rate period of three to five years. When we enter into a Swap Agreement, we generally agree to pay a fixed rate of interest and to receive a variable interest rate, generally based on the LIBOR. These Swap Agreements have the effect of converting our variable-rate debt into fixed-rate debt over the life of the Swap Agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of our variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of our mortgage-backed securities. Our duration gap was 0.07 years as of December 31, 2004.


The following tables summarize our interest rate sensitive instruments as of December 31, 2004 and December 31, 2003:

                                                                                              December 31, 2004
                                                                                -----------------------------------------------
                                                                                      Carrying                   Estimated
                                                                                       Amount                   Fair Value
                                                                                --------------------       --------------------
          Assets:
          Mortgage-backed securities                                                 $7,601,793                 $7,601,793
          Derivative assets (1)                                                          23,344                     29,379
          Mortgage loans held for sale, net                                           1,316,609                  1,353,830
          Mortgage servicing rights, net                                                189,229                    189,928

          Liabilities:
          Reverse repurchase agreements                                              $7,071,168                 $7,065,072
          Derivative liabilities                                                          1,860                      1,860


                                                                                              December 31, 2003
                                                                                -----------------------------------------------
                                                                                      Carrying                   Estimated
                                                                                       Amount                   Fair Value
                                                                                --------------------       --------------------
          Assets:
          Mortgage-backed securities                                                 $1,763,628                 $1,763,628
          Derivative assets                                                              30,611                     30,611
          Mortgage loans held for sale, net                                           1,216,353                  1,218,667
          Mortgage servicing rights, net                                                117,784                    117,784

          Liabilities:
          Reverse repurchase agreements                                              $1,344,327                 $1,344,327
          Derivative liabilities                                                         12,694                     12,694

          (1) Derivative assets includes interest rate lock commitments ("IRLCs") to fund mortgage loans. The carrying value excludes the value of the mortgage servicing rights ("MSRs") attached to the IRLCs in accordance with SEC SAB No. 105. The fair value includes the value of MSRs.

Management's fair value estimates are made as of a specific point in time based on present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the fair values used by us should not be compared to those of other companies. A further discussion of the methods and assumptions we use to estimate the above financial instruments is presented in Note 1 to the Consolidated Financial Statements.

Newly Issued Accounting Pronouncements

In March 2004, the SEC issued SAB No. 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under SFAS No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities." In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative IRLCs. This guidance must be applied to derivative IRLCs initiated after March 31, 2004. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold. Our results of operations for the year ended December 31, 2004 were reduced $30.7 million on a pre-tax basis by the adoption of SAB No. 105.

Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" was ratified by the FASB in March 2004. This EITF addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the effective date of the portion of this EITF that relates to measuring and recognizing other-than-temporary impairment until implementation guidance is finalized. This delay does not suspend the requirement to recognize other-than-temporary impairment required by existing accounting literature.


In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment" ("SFAS No. 123 Revised"). This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. The statement is effective for public companies beginning in the first interim period or annual reporting period that begins after June 15, 2005. The Company will adopt this statement when effective and is currently evaluating the impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is included in Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the Company's Consolidated Financial Statements, together with the Notes to Consolidated Financial Statements and Independent Auditors' Report, beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

Management of American Home Mortgage Investment Corp. and its subsidiaries (the "Company," "we" or "us") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Our internal control over financial reporting includes those policies and procedures that:

          o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

          o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made in accordance with authorizations of the Company's management and directors; and

          o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company's Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited and issued a report on management's assessment of the Company's internal control over financial reporting. The report of Deloitte & Touche LLP appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Home Mortgage Investment Corp.

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting," that American Home Mortgage Investment Corp. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2004 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.


/s/ Deloitte & Touche LLP
Princeton, New Jersey
March 16, 2005

Changes in Internal Control Over Financial Reporting


The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of 2004.


ITEM 9B. OTHER INFORMATION

Pre-Approval of Non-Audit Services

In accordance with Section 10A of the Exchange Act, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit-related services were approved by the Audit Committee of the Company's Board of Directors, to be performed by Deloitte Tax LLP, an affiliate of Deloitte & Touche LLP, the Company's independent registered public accounting firm. These pre-approved, non-audit-related services relate to tax and tax-related services, including tax compliance and tax consulting services.

Acquisition Agreement with Irwin Mortgage Corporation

On March 14, 2005, the Company announced that it had entered into a definitive agreement with Irwin Mortgage Corporation ("Irwin Mortgage"), a wholly owned subsidiary of Irwin Financial Corporation, to acquire community mortgage loan production branches in Arizona, California, Colorado, Hawaii and Washington, as well as Irwin Mortgage's credit union affinity business, which markets mortgage loans through mortgage salespersons located onsite at approximately 50 credit unions. A copy of the press release announcing the acquisition is attached as
Exhibit 99.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company intends to file with the SEC a definitive proxy statement on
Schedule 14A in connection with the Company's 2005 Annual Meeting of Stockholders (the "Proxy Statement"), which will involve the election of directors, within 120 days after the end of the year covered by this Annual Report on Form 10-K. Information regarding directors and executive officers of the Company will be set forth in the Proxy Statement and is incorporated herein by reference.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed with this Report.


      The following documents are filed as part of this Annual Report on Form 10-K:

      1. Financial Statements

      The information called for by this paragraph is set forth in the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm beginning on page F-1 of this Annual Report on Form 10-K, and is incorporated herein by reference.

      2. Financial Statement Schedules

      None.

      3. Exhibits

      The information called for by this paragraph is contained in the Index to Exhibits to this Annual Report on Form 10-K, which is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.


                                         AMERICAN HOME MORTGAGE INVESTMENT CORP.





                                         By:  /s/ Michael Strauss
                                            ------------------------------------
                                              Name:  Michael Strauss
                                              Title: Chairman, Chief Executive
                                                     Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                             Title                            Date


/s/ Michael Strauss              Chairman, Chief Executive
--------------------------        Officer and President           March 16, 2005
Michael Strauss                  (Principal Executive Officer)

                                 Executive Vice President
/s/ Stephen A. Hozie              and Chief Financial Officer     March 16, 2005
--------------------------       (Principal Financial Officer
Stephen A. Hozie                 and Principal Accounting
                                 Officer)


/s/ John A. Johnston             Director                         March 16, 2005
--------------------------
John A. Johnston


/s/ Nicholas R. Marfino          Director                         March 16, 2005
--------------------------
Nicholas R. Marfino


/s/ Michael A. McManus, Jr.      Director                         March 16, 2005
--------------------------
Michael A. McManus, Jr.


/s/ C. Cathleen Raffaeli         Director                         March 16, 2005
--------------------------
C. Cathleen Raffaeli


/s/ Kenneth P. Slosser           Director                         March 16, 2005
--------------------------
Kenneth P. Slosser


/s/ Irving J. Thau               Director                         March 16, 2005
--------------------------
Irving J. Thau

                          INDEX TO FINANCIAL STATEMENTS

AMERICAN HOME MORTGAGE INVESTMENT CORP.

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                                                     Page

   Report of Independent Registered Public Accounting Firm                                           F-1

   Consolidated Balance Sheets as of December 31, 2004 and 2003                                      F-2

   Consolidated Statements of Income for the Years Ended
      December 31, 2004, 2003 and 2002                                                               F-3

   Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 2004, 2003 and 2002                                                               F-4

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2004, 2003 and 2002                                                               F-5

   Notes to Consolidated Financial Statements                                                     F-6 - F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Home Mortgage Investment Corp.

We have audited the accompanying consolidated balance sheets of American Home Mortgage Investment Corp. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP
Princeton, New Jersey
March 16, 2005

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 31,
                                                                                              --------------------------------------
(Dollars in thousands, except per share amounts)                                                      2004                    2003
                                                                                              --------------------------------------
Assets:
  Cash and cash equivalents                                                                          $   192,821        $    53,148
  Accounts receivable and servicing advances                                                             105,338             84,311
  Mortgage-backed securities (including securities pledged
          of $7,478,907 in 2004 and $1,426,477 in 2003)                                                7,601,793          1,763,628
  Mortgage loans held for sale, net                                                                    1,316,609          1,216,353
  Derivative assets                                                                                       23,344             30,611
  Mortgage servicing rights, net                                                                         189,229            117,784
  Premises and equipment, net                                                                             51,576             41,738
  Goodwill                                                                                                90,877             83,445
  Other assets                                                                                            46,556             13,672
                                                                                                     -----------        -----------
      Total assets                                                                                   $ 9,618,143        $ 3,404,690
                                                                                                     ===========        ===========

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                                          $   735,783        $ 1,121,760
  Drafts payable                                                                                          26,200             25,625
  Commercial paper                                                                                       529,790                 --
  Reverse repurchase agreements                                                                        7,071,168          1,344,327
  Payable for securities purchased                                                                            --            259,701
  Derivative liabilities                                                                                   1,860             12,694
  Accrued expenses and other liabilities                                                                 165,626             76,156
  Notes payable                                                                                          135,761             99,655
  Income taxes payable                                                                                    54,342             66,802
                                                                                                     -----------        -----------
    Total liabilities                                                                                  8,720,530          3,006,720
                                                                                                     -----------        -----------
Commitments and contingencies (Note 16)                                                                       --                 --

Stockholders' Equity:
  Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized:
       9.75% Series A Cumulative Redeemable, 2,150,000 shares issued and outstanding
       in 2004 and 0 shares issued and outstanding in 2003                                                50,857                 --
       9.25% Series B Cumulative Redeemable, 3,450,000 shares issued and outstanding
       in 2004 and 0 shares issued and outstanding in 2003                                                83,183                 --
  Common stock, par value $0.01 per share, 100,000,000 shares authorized,
      40,288,077 shares issued and outstanding in 2004 and 25,270,100 shares
       issued and outstanding in 2003                                                                        403                252
  Additional paid-in capital                                                                             631,530            281,432
  Retained earnings                                                                                      170,979            121,029
  Accumulated other comprehensive loss                                                                   (39,339)            (4,743)
                                                                                                     -----------        -----------
    Total stockholders' equity                                                                           897,613            397,970
                                                                                                     -----------        -----------
      Total liabilities and stockholders' equity                                                     $ 9,618,143        $ 3,404,690
                                                                                                     ===========        ===========


See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                              Year Ended December 31,
                                                                               -----------------------------------------------------
                                                                                    2004                2003              2002
                                                                               ----------------  ----------------   ----------------
Net interest income:
    Interest income                                                               $ 312,132           $ 106,017           $  55,871
    Interest expense                                                               (199,598)            (56,986)            (31,034)
                                                                                  ---------           ---------           ---------
         Total net interest income                                                  112,534              49,031              24,837
                                                                                  ---------           ---------           ---------
Non-interest income:
    Gain on sales of mortgage loans                                                 134,099             376,605             216,595
    Gain on securitizations of mortgage loans                                        80,794                 149                  --
    Gain on sales of mortgage-backed securities and derivatives                          63               2,210                  --
    Unrealized gain on mortgage-backed securities and derivatives                   109,265               3,272                  --

    Loan servicing fees                                                              40,571              39,125              23,973
    Amortization of mortgage servicing rights                                       (32,615)            (51,824)            (26,399)
    Impairment (provision) recovery of mortgage servicing rights                    (15,152)              6,334             (10,332)
                                                                                  ---------           ---------           ---------
         Net loan servicing (loss) fees                                              (7,196)             (6,365)            (12,758)
                                                                                  ---------           ---------           ---------
    Other non-interest income                                                         7,033               7,229               4,147
                                                                                  ---------           ---------           ---------
         Total non-interest income                                                  324,058             383,100             207,984
                                                                                  ---------           ---------           ---------

Non-interest expenses:
    Salaries, commissions and benefits, net                                         189,393             204,939             106,895
    Occupancy and equipment                                                          37,642              27,015              15,506
    Data processing and communications                                               16,165              13,201               7,853
    Office supplies and expenses                                                     13,730              13,312               6,511
    Marketing and promotion                                                          10,409              12,239               7,996
    Travel and entertainment                                                         14,190               9,964               4,587
    Professional fees                                                                12,159               7,547               5,443
    Other                                                                            22,216              21,897              10,470
                                                                                  ---------           ---------           ---------
         Total non-interest expenses                                                315,904             310,114             165,261
                                                                                  ---------           ---------           ---------

Net income before income tax (benefit) expense                                      120,688             122,017              67,560
Income tax (benefit) expense                                                        (25,575)             48,223              28,075
                                                                                  ---------           ---------           ---------
Net income                                                                        $ 146,263           $  73,794           $  39,485
                                                                                  =========           =========           =========

Dividends on preferred stock                                                          3,988                  --                  --
                                                                                  ---------           ---------           ---------
Net income available to common shareholders                                       $ 142,275           $  73,794           $  39,485
                                                                                  =========           =========           =========

    Per share data:
      Basic                                                                       $    3.78           $    4.16           $    2.72
      Diluted                                                                     $    3.74           $    4.07           $    2.65

      Weighted average number of shares - basic                                      37,612              17,727              14,509
      Weighted average number of shares - diluted                                    38,087              18,113              14,891

See notes to consolidated financial statements

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2004

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                           Additional                     Other            Total
                                                   Preferred    Common      Paid-in      Retained     Comprehensive    Stockholders'
(Dollars in thousands)                               Stock      Stock       Capital      Earnings         Loss             Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                         $     --     $120       $ 47,953       $  30,544       $     --       $  78,617
                                                   ========     ====       ========       =========       ========       =========
Comprehensive income:
  Net income                                             --       --             --          39,485             --          39,485
                                                                                                                         ---------
Comprehensive income                                                                                                        39,485
  Issuance of common stock - offering                    --       37         36,836              --             --          36,873
  Issuance of common stock -
    underwriters' over allotment                         --        5          5,603              --             --           5,608
  Issuance of common stock - earnouts                    --        3          3,401              --             --           3,404
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                                 --        2          1,306              --             --           1,308
  Issuance of common stock - warrants                    --       --            117              --             --             117
  Tax benefit from stock options exercised               --       --            569              --             --             569
  Dividends declared on common stock                     --       --             --          (1,885)            --          (1,885)
                                                   --------     ----       --------       ---------       --------       ---------
Balance at December 31, 2002                             --      167         95,785          68,144             --         164,096
                                                   ========     ====       ========       =========       ========       =========
Comprehensive income:
  Net income                                             --       --             --          73,794             --          73,794
  Unrealized gain on mortgage-backed
    securities available for sale                        --       --             --              --          1,292           1,292
  Unrealized loss on cash flow hedges                    --       --             --              --         (6,035)         (6,035)
                                                                                                                         ---------
Comprehensive income                                                                                                        69,051
  Issuance of common stock - purchase
    of Apex Mortgage Capital, Inc.                       --       77        177,248              --             --         177,325
  Issuance of common stock - earnouts                    --        4          5,160              --             --           5,164
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                                 --        4          2,772              --             --           2,776
  Issuance of common stock - warrants                    --       --            467              --             --             467
  Dividends declared on common stock                     --       --             --         (20,909)            --         (20,909)
                                                   --------     ----       --------       ---------       --------       ---------
Balance at December 31, 2003                             --      252        281,432         121,029         (4,743)        397,970
                                                   ========     ====       ========       =========       ========       =========
Comprehensive income:
  Net income                                             --       --             --         146,263             --         146,263
  Unrealized loss on mortgage-backed
    securities available for sale                        --       --             --              --        (10,711)        (10,711)
  Unrealized loss on cash flow hedges,
   net of amortization                                   --       --             --              --        (23,885)        (23,885)
                                                                                                                         ---------
Comprehensive income                                                                                                        111,667
  Issuance of Series A preferred stock - offering    50,857       --             --              --             --          50,857
  Issuance of Series B preferred stock - offering    83,183       --             --              --             --          83,183
  Issuance of common stock - offering                    --      144        339,647              --             --         339,791
  Issuance of common stock - earnouts                    --        2          5,577              --             --           5,579
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                 --        5          3,275              --             --           3,280
  Tax benefit from stock options exercised               --       --          1,599              --             --           1,599
  Dividends declared on Series A preferred stock         --       --             --          (2,959)            --          (2,959)
  Dividends declared on Series B preferred stock         --       --             --          (1,029)            --          (1,029)
  Dividends declared on common stock                     --       --             --         (92,325)            --         (92,325)
                                                   --------     ----       --------       ---------       --------       ---------
Balance at December 31, 2004                       $134,040     $403       $631,530       $ 170,979       $(39,339)      $ 897,613
                                                   ========     ====       ========       =========       ========       =========

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)

                                                                                            Year Ended December 31,
                                                                           --------------------------------------------------------
                                                                               2004                  2003                  2002
                                                                           ------------          ------------          ------------
Cash flows from operating activities:
Net income                                                                 $    146,263          $     73,794          $     39,485
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                                     8,404                 6,023                 3,348
Amortization and impairment of mortgage servicing rights                         47,767                45,490                24,140
Amortization of mortgage-backed securities premiums, net                         27,315                   130                    --
Amortization of cash flow hedges                                                 (4,218)                   --                    --
Gain on sales of mortgage-backed securities and derivatives                      (3,459)               (2,210)                   --
Unrealized gain on mortgage-backed securities                                   (22,677)               (3,272)                   --
Unrealized gain on free standing derivatives                                    (41,077)                   --                    --
Additions to mortgage servicing rights on securitized loans                    (100,225)               (5,333)                   --
Additions to mortgage servicing rights on sold loans                            (18,987)              (48,918)              (31,118)
Decrease (increase) in interest rate lock commitments                            18,586                 9,234               (24,203)
Decrease (increase) in deferred origination costs                                 1,846                (8,167)               (6,822)
Decrease (increase) in SFAS No. 133 basis adjustments                            16,449                (5,783)               (7,219)
Other                                                                              (757)                  661                   980
(Increase) decrease in operating assets:
       Accounts receivable and servicing advances                               (21,027)              (28,848)              (25,442)
       Other assets                                                             (32,640)               (5,117)                1,828
Increase (decrease) in operating liabilities:
       Accrued expenses and other liabilities                                    74,439                (7,989)               19,346
       Income taxes payable                                                     (12,460)               23,847                11,966
       Forward delivery contracts                                                (4,798)                3,190                 7,204

Origination of mortgage loans held for sale                                 (13,530,884)          (21,076,784)          (11,569,425)
Proceeds from sales of mortgage loans                                        13,716,001            20,806,549            11,380,878
                                                                           ------------          ------------          ------------
       Net cash provided by (used in) operating activities                      263,861              (223,503)             (175,054)
                                                                           ------------          ------------          ------------

Cash flows from investing activities:
Purchases of premises and equipment                                             (18,242)              (34,760)               (4,649)
Origination of mortgage loans held for securitization                        (9,538,201)             (628,467)                   --
Proceeds from securitizations of mortgage loans                               9,178,665               520,806                    --
Purchases and additions to mortgage-backed securities                       (10,661,161)           (1,817,348)                   --
Proceeds from sales of mortgage-backed securities
 and derivatives                                                              3,618,320               563,861                    --
Principal repayments on mortgage-backed securities                            1,251,428                 7,477                    --
Acquisition of businesses, net of cash acquired                                      --                 6,378               (33,452)
Other                                                                              (244)               (3,315)                 (786)
                                                                           ------------          ------------          ------------
       Net cash used in investing activities                                 (6,169,435)           (1,385,368)              (38,887)
                                                                           ------------          ------------          ------------

Cash flows from financing activities:
(Decrease) increase in warehouse lines of credit, net                          (385,977)              393,294               183,958
Increase in reverse repurchase agreements, net                                5,726,841             1,014,677                    --
(Decrease) increase in payable for securities purchased                        (259,701)              219,451                    --
Increase in commercial paper, net                                               529,790                    --                    --
Increase (decrease) in drafts payable, net                                          575               (16,974)               (3,448)
Proceeds from issuance of preferred stock                                       135,482                    --                    --
Proceeds from issuance of common stock                                          343,413                 2,761                43,692
Dividends paid                                                                  (81,282)               (7,000)               (1,885)
Increase (decrease) in notes payable, net                                        36,106                31,394               (10,353)
                                                                           ------------          ------------          ------------
       Net cash provided by financing activities                              6,045,247             1,637,603               211,964
                                                                           ------------          ------------          ------------

Net increase (decrease) in cash and cash equivalents                            139,673                28,732                (1,977)
Cash and cash equivalents, beginning of period                                   53,148                24,416                26,393
                                                                           ------------          ------------          ------------

Cash and cash equivalents, end of period                                   $    192,821          $     53,148          $     24,416
                                                                           ============          ============          ============

Supplemental disclosure of cash flow information:
Interest paid                                                              $    146,033          $     58,668          $     22,361
Income taxes paid                                                                 9,708                25,748                15,736

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The carrying amount of cash and cash equivalents approximates its fair value.

Mortgage-backed Securities - Mortgage-backed securities are classified as either trading or available for sale. Trading securities are reported at fair value, and changes in fair value are reported in unrealized gain on mortgage-backed securities and derivatives in the consolidated statements of income. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income
(loss). Realized gains and losses on sales of available for sale securities are determined on an average cost basis and included in gain on sales of mortgage-backed securities and derivatives.

When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security is likely to be sold prior to the recovery of fair value) based on estimated credit losses, prepayment speeds and the length of time in an unrealized loss position. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Premiums and discounts on the Company's mortgage-backed securities held in available for sale are amortized to interest income using the level yield method over the estimated life of the security.

Mortgage Loans Held for Sale - Mortgage loans held for sale are carried at the lower of cost or aggregate market value. The cost basis includes the capitalized value of the prior interest rate lock commitments ("IRLCs") related to the mortgage loans and any net deferred origination costs. For mortgage loans held for sale that are hedged with forward sale commitments, if the Company meets hedge accounting requirements, the carrying value is adjusted for the change in market during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate basis.

Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") are carried at the lower of cost or fair value, based on defined interest rate risk strata, and are amortized in proportion to and over the period of estimated net servicing income. When the Company sells certain loans and retains the servicing rights, it allocates the cost basis of the loans between the assets sold and the MSRs based on their relative fair values on the date of sale.

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

Premises and Equipment - Premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated service lives of the premises and equipment. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Depreciation and amortization are recorded within occupancy and equipment expense in the consolidated statements of income.

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

Reverse Repurchase Agreements - The Company has entered into reverse repurchase agreements to finance certain of its investments. These agreements are secured by a portion of the Company's investments and bear interest rates that have historically moved in close relationship to the London Inter-Bank Offer Rate ("LIBOR"). Reverse repurchase agreements are accounted for as borrowings and recorded as a liability on the consolidated balance sheet.

Commercial Paper - The Company formed a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of the Company's mortgage loans held for sale. The commercial paper is secured by the Company's loans held for sale, mortgage-backed securities and cash and bears interest at prevailing money market rates approximating LIBOR. Commercial paper is accounted for as a borrowing and recorded as a liability on the consolidated balance sheet.

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

Interest Rate Lock Commitments. The Company's mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs associated with loans expected to be sold or securitized as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before March 31, 2004 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs to originate the loan. In

March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which provided industry guidance that changed the timing of recognition of the value of MSRs for IRLCs initiated after March 31, 2004. In SAB No. 105, the SEC stated that the value of expected future cash flows related to MSRs should be excluded when determining the fair value of derivative IRLCs. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold.

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

Interest Rate Swap Agreements. The Company enters into interest rate swap agreements which require it to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The fair value of interest rate swap agreements are based on the net present value of estimated future interest payments over the remaining life of the interest rate swap agreement. All changes in the unrealized gains and losses on swap agreements designated as cash flow hedges have been recorded in accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. For interest rate swap agreements accounted for as cash flow hedges, the net amount accrued for the variable interest receivable and fixed interest payable affects the amount recorded as interest expense. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in accumulated other comprehensive income (loss) would be reclassified to income. Certain swap agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's swap agreements and hedged borrowings are nearly identical, due to the explicit requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company does not account for these hedges under a method defined in SFAS No. 133 as the "shortcut" method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. The Company classifies and accounts for interest rate swap agreements that are not designated as cash flow hedges as free-standing derivatives. Accordingly, these swap agreements are recorded at fair value with changes in fair value recorded to current earnings as a component of unrealized gain on mortgage-backed securities and derivatives as they are used to offset the price change exposure of mortgage-backed securities classified as trading. For interest rate swap agreements accounted for as free-standing derivatives, the net amount accrued for the variable interest receivable and fixed interest payable is recorded in current earnings as unrealized gain on mortgage-backed securities and derivatives.

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

Loan Origination Fees and Direct Origination Costs - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold. When loans are securitized and held as securities available for sale, net deferred origination costs are amortized over the life of the security using the level-yield method and such amounts are included in interest income. When loans are securitized and held as trading securities, net deferred origination costs are an adjustment to the cost of the security and such amounts affect the amount recorded as unrealized gain on mortgage-backed securities and derivatives. Gain on sales of mortgage loans and salaries, commissions and benefits have been reduced by $105.0 million, $87.1 million and $57.5 million due to direct loan origination costs, including commission costs, incurred for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Company enters into interest rate swap agreements which require it to pay a fixed interest rate and receive a variable interest rate based on the LIBOR. For interest rate swap agreements accounted for as cash flow hedges, the net amount accrued for the variable interest receivable and fixed interest payable affects the amount recorded as interest expense. For interest rate swap agreements accounted for as free-standing derivatives, the net amount accrued for the variable interest receivable and fixed interest payable is recorded in current earnings as unrealized gain on mortgage-backed securities and derivatives.

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

The following table presents pro forma net income available to common shareholders, basic earnings per share and diluted earnings per share had compensation cost been determined based on the fair value at the grant dates for awards under the Plan:

                                                                                           Year Ended December 31,
                                                                         -----------------------------------------------------------
(In thousands, except per share data)                                        2004                   2003                   2002
                                                                         ------------            -----------            ------------
Net income available to common
   shareholders - as reported                                            $   142,275             $    73,794            $    39,485

Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                                    (1,188)                   (724)                  (615)
                                                                         -----------             -----------            -----------

Net income available to common
   shareholders - pro forma                                              $   141,087             $    73,070            $    38,870
                                                                         ===========             ===========            ===========

Earnings per share:
    Basic - as reported                                                  $      3.78             $      4.16            $      2.72
    Basic - pro forma                                                    $      3.75             $      4.12            $      2.68

    Diluted - as reported                                                $      3.74             $      4.07            $      2.65
    Diluted - pro forma                                                  $      3.70             $      4.03            $      2.61

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment"("SFAS No. 123 Revised"). This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. The statement is effective for public companies beginning in the first interim period or annual reporting period that begins after June 15, 2005. The Company will adopt this statement when effective and is currently evaluating the impact. The impact, had the Company adopted the fair-value based method under existing guidance, is shown in the table above.

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


Recently Issued Accounting Standards -

In March 2004, the SEC issued SAB No. 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under SFAS No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities." In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative IRLCs. This guidance must be applied to derivative IRLCs initiated after March 31, 2004. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold. The Company's results of operations for the year ended December 31, 2004 were reduced $30.7 million on a pre-tax basis by its adoption of SAB No. 105.

Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" was ratified by the FASB in March 2004. This EITF addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the effective date of the portion of this EITF that relates to measuring and recognizing other-than-temporary impairment until implementation guidance is finalized. This delay does not suspend the requirement to recognize other-than-temporary impairment required by existing accounting literature.


NOTE 2 - ACCOUNTS RECEIVABLE AND SERVICING ADVANCES

The following table presents the Company's accounts receivable and servicing advances as of December 31, 2004 and 2003:

                                                                                                             December 31,
                                                                                                 ----------------------------------
(In thousands)                                                                                       2004                 2003
                                                                                                 ----------------------------------
Accrued interest on mortgage-backed securities and derivatives                                   $   34,449             $    6,556
Loan sales receivables                                                                               26,367                 38,311
Foreclosure advances                                                                                 16,309                 12,369
Tax and insurance advances                                                                            8,388                  7,373
Accrued interest on mortgage loans held for sale                                                      4,106                  6,931
Other                                                                                                15,719                 12,771
                                                                                                 ----------             ----------

Accounts receivable and servicing advances                                                       $  105,338             $   84,311
                                                                                                 ==========             ==========

NOTE 3 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities as of December 31, 2004 and 2003:

                                                                                December 31, 2004
                                                 ---------------------------------------------------------------------------------
          (In thousands)                              Trading Securities   Securities Available for Sale    Total Securities
                                                 ------------------------ -------------------------------- -----------------------

          Adjusted cost                                     $ 3,398,464              $ 4,220,359              $ 7,618,823

          Gross unrealized gains                                  5,524                   10,808                   16,332
          Gross unrealized losses                               (13,135)                 (20,227)                 (33,362)
                                                            -----------              -----------              -----------
          Fair value                                        $ 3,390,853              $ 4,210,940              $ 7,601,793
                                                            ===========              ===========              ===========



                                                                                December 31, 2003
                                                 ---------------------------------------------------------------------------------
          (In thousands)                              Trading Securities   Securities Available for Sale    Total Securities
                                                 ------------------------ -------------------------------- -----------------------
          Adjusted cost                                       $ 476,541              $ 1,282,523              $ 1,759,064

          Gross unrealized gains                                  3,382                    1,969                    5,351
          Gross unrealized losses                                  (110)                    (677)                    (787)
                                                             -----------              -----------              -----------
         Fair value                                           $ 479,813              $ 1,283,815              $ 1,763,628
                                                             ===========              ===========              ===========


During 2004, the Company sold $3.6 billion of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $24.5 million in gains and $15.0 million in losses. Of the mortgage-backed securities sold, $2.0 billion were created by the Company's securitizations and $1.6 billion were market-purchased. During 2004, the Company securitized and held in its portfolio $3.3 billion of mortgage-backed securities.

The Company's mortgage-backed securities held at December 31, 2004 are primarily either agency obligations or are rated AAA or AA by Standard & Poor's.

The Company's available for sale mortgage-backed securities with gross unrealized losses at December 31, 2004 have been in an unrealized loss position for less than 12 months.

The Company has credit exposure on loans it has securitized privately. The following table summarizes the loan delinquency information as of December 31, 2004 and 2003:

                                                                                December 31, 2004
                                                    ------------------------------------------------------------------------------
          (Dollars in thousands)

          Delinquency Status                           Loan                   Loan              Percentage of       Percentage of
                                                       Count                 Balance           Total Portfolio       Total Assets
          -----------------------                   ------------          ------------         ---------------      -------------
          60 to 89 days                                       43          $      3,576                   0.05%               0.04%
          90 and greater days                                  2                   418                   0.01%               ---%
          Foreclosure                                         48                13,666                   0.18%               0.14%
                                                    ------------          ------------           ------------        ------------
                                                              93          $     17,660                   0.24%               0.18%
                                                    ============          ============           ============        ============


                                                                                December 31, 2003
                                                    ------------------------------------------------------------------------------
          (Dollars in thousands)

          Delinquency Status                           Loan                   Loan              Percentage of       Percentage of
                                                       Count                 Balance           Total Portfolio       Total Assets
          -----------------------                   ------------          ------------         ---------------      -------------
          60 to 89 days                                        1          $        692                   0.13%               0.02%
                                                    ------------          ------------           ------------        ------------
                                                               1          $        692                   0.13%               0.02%
                                                    ============          ============           ============        ============


As of December 31, 2004, the fair value of residual assets from securitizations reported in mortgage-backed securities was $204.2 million. The significant assumptions used in estimating the fair value of residual cash flows as of December 31, 2004 were as follows:
                                                       December 31, 2004
                                                      --------------------------
Weighted average prepayment speed (CPR)                                  26.94%
Weighted average discount rate                                           17.17%
Weighted average default rate                                             0.52%

The table below illustrates hypothetical fair values of the Company's residual assets as of December 31, 2004 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

          Fair value of residual assets as of December 31, 2004                      $ 204,199

                                                                                     Fair Value            Change in Fair Value
                                                                                  ----------------         --------------------
          Prepayment speed:
                    Impact of adverse 10% change                                      $194,421                   $ (9,778)
                    Impact of adverse 20% change                                       185,869                    (18,330)

          Discount rate:
                    Impact of adverse 10% change                                       196,913                     (7,286)
                    Impact of adverse 20% change                                       190,262                    (13,937)

          Default rate:
                    Impact of adverse 10% change                                       202,698                     (1,501)
                    Impact of adverse 20% change                                       201,259                     (2,940)


These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution.


NOTE 4 - MORTGAGE LOANS HELD FOR SALE, NET

The following table presents the Company's mortgage loans held for sale, net, as of December 31, 2004 and 2003:

                                                                                                  December 31,
                                                                                   -----------------------------------------
(In thousands)                                                                         2004                         2003
                                                                                   ------------                 ------------
         Mortgage loans held for sale                                              $  1,305,865                 $  1,187,314
          SFAS No. 133 basis adjustments                                                     40                       16,489
          Deferred origination costs, net                                                10,704                       12,550

                                                                                   ------------                 ------------
          Mortgage loans held for sale, net                                        $  1,316,609                 $  1,216,353
                                                                                   ============                 ============


During 2004, the Company securitized mortgage loans totaling $9.3 billion, of which $4.0 billion were considered sales under Generally Accepted Accounting Principles ("GAAP"), and realized $80.8 million in gains.

NOTE 5 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of December 31, 2004 and 2003:

                                                                                                        December 31,
                                                                                           ------------------------------------
          (In thousands)                                                                       2004                    2003
                                                                                           ------------            ------------
          Derivative Assets
          Interest rate lock commitments                                                   $     12,025            $     30,611
          Interest rate swaps                                                                     9,192                      --
          Interest rate swaps - free standing derivatives                                         2,127                      --
                                                                                           ------------            ------------
          Derivative assets                                                                $     23,344            $     30,611
                                                                                           ============            ============

          Derivative Liabilities
          Forward delivery contracts - Loan commitments                                    $        896            $      4,358
          Forward delivery contracts - Loans held for sale                                          964                   2,300
          Interest rate swaps                                                                        --                   6,036
                                                                                           ------------            ------------
          Derivative liabilities                                                           $      1,860            $     12,694
                                                                                           ============            ============

As of December 31, 2004, the notional amount of forward delivery contracts and interest rate swap agreements amounted to approximately $954 million and $3.4 billion, respectively.

At December 31, 2003, the notional amount of forward delivery contracts and interest rate swap agreements amounted to approximately $1.6 billion and $755 million, respectively.

During 2004, the Company realized $3.4 million in losses on sales of interest rate swap agreements associated with its securitizations of mortgage loans. These losses are recorded in gain on sales of mortgage-backed securities and derivatives in the consolidated statements of income.

During 2004, the Company realized $6.1 million in losses on sales of interest rate swap agreements associated with its sales of mortgage-backed securities. These losses are recorded in gain on sales of mortgage-backed securities and derivatives in the consolidated statements of income.

The forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the consolidated balance sheets was insignificant as of December 31, 2004 and December 31, 2003.

As of December 31, 2004, the unrealized loss on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was a loss of $29.9 million. The Company estimates that $11.7 million of this unrealized loss will be reclassified from accumulated other comprehensive loss to interest expense for the year ended December 31, 2005.


NOTE 6 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the years ended December 31, 2004, 2003 and 2002:

                                                                                    Year Ended December 31,
                                                                    --------------------------------------------------------
          (In thousands)                                                2004                  2003                  2002
                                                                    ------------          ------------          ------------
          Mortgage Servicing Rights:
          Balance at beginning of period                            $    121,652          $    119,225          $         46
          Acquisition of Columbia National, Incorporated                      --                    --               102,000
          Additions                                                      119,212                54,251                31,118
          Amortization                                                   (32,615)              (51,824)              (26,399)
          Change in fair value attributable to hedged
             risk during the hedge period                                     --                    --                12,460
          Other than temporary impairment                                 (3,126)                   --                    --
                                                                    ------------          ------------          ------------

          Balance at end of period                                  $    205,123          $    121,652          $    119,225
                                                                    ------------          ------------          ------------

          Impairment Allowance:
          Balance at beginning of period                            $     (3,868)         $    (10,202)         $         --
          Impairment (provision) recovery                                (15,152)                6,334               (10,202)
          Other than temporary impairment                                  3,126                    --                    --
                                                                    ------------          ------------          ------------

          Balance at end of period                                  $    (15,894)         $     (3,868)         $    (10,202)
                                                                    ------------          ------------          ------------

          Mortgage servicing rights, net                            $    189,229          $    117,784          $    109,023
                                                                    ============          ============          ============


               Aggregate Amortization Expense
               ------------------------------
                  Year ended December 31, 2004            $32,615

               Estimated Amortization Expense
               ------------------------------
                  Year ended December 31, 2005            $40,529
                  Year ended December 31, 2006             31,918
                  Year ended December 31, 2007             23,750
                  Year ended December 31, 2008             18,342
                  Year ended December 31, 2009             14,775
                   Thereafter                              75,809


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


The significant assumptions used in estimating the fair value of MSRs at December 31, 2004 and December 31, 2003 were as follows:

                                                                                     December 31, 2004         December 31, 2003
                                                                                     --------------------- ---------------------
          Weighted-average prepayment speed (PSA)                                                 339                       397
          Weighted-average discount rate                                                        10.98%                     9.82%
          Weighted-average default rate                                                          2.48%                     4.02%

The table below illustrates hypothetical fair values of the Company's MSRs at December 31, 2004 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

          Fair value of MSRs at December 31, 2004                                        $ 189,928

                                                                                       Fair Value           Change in Fair Value
                                                                                  ---------------------   -------------------------
          Prepayment speed:
                    Impact of adverse 10% change                                      $    182,961               $     (6,967)
                    Impact of adverse 20% change                                           176,373                    (13,555)

          Discount rate:
                    Impact of adverse 10% change                                           186,927                     (3,001)
                    Impact of adverse 20% change                                           183,882                     (6,046)

          Default rate:
                    Impact of adverse 10% change                                           189,889                        (39)
                    Impact of adverse 20% change                                           189,849                        (79)


These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution.

The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at December 31, 2004 and 2003:


                                                                              December 31, 2004                 December 31, 2003
                                                                        ----------------------------      --------------------------
                                                                             (Dollars in thousands)
Loan servicing portfolio - loans sold or securitized                                    $ 15,464,135                   $  8,272,294
Average loan size                                                                       $        164                   $        120
Weighted-average servicing fee                                                                 0.345%                         0.347%
Weighted-average note rate                                                                      5.45%                          5.72%
Weighted-average remaining term (in months)                                                      326                            298
Weighted-average age (in months)                                                                  16                             27


NOTE 7 - PREMISES AND EQUIPMENT, NET

The following table presents the Company's premises and equipment, net, as of December 31, 2004 and 2003:

                                                                                                    December 31,
                                                                                      ---------------------------------------
(In thousands)                                                                            2004                       2003
                                                                                      ------------               ------------
          Buildings and land                                                          $     32,712               $     26,725
          Office equipment                                                                  28,818                     20,613
          Furniture and fixtures                                                            10,218                      7,323
          Leasehold improvements                                                             2,772                      1,631

                                                                                      ------------               ------------
          Gross premises and equipment                                                      74,520                     56,292
                                                                                      ------------               ------------

          Accumulated depreciation and amortization                                        (22,944)                   (14,554)
                                                                                      ------------               ------------

          Premises and equipment, net                                                 $     51,576               $     41,738
                                                                                      ============               ============


Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $8.4 million, $6.0 million and $3.3 million, respectively.

NOTE 8 - GOODWILL

The following table presents the activity in the Company's goodwill for the year ended December 31, 2004:

          (In thousands)                                                                     Mortgage-Backed
                                                                      Loan Origination    Securities Holdings
                                                                            Segment             Segment               Total
                                                                         ------------         ------------         ------------
          Balance at December 31, 2002                                   $     50,932         $         --         $     50,932

          Acquisition of Apex Mortgage Capital, Inc.                               --               24,840               24,840
          Earnouts from previous acquisitions                                   7,673                   --                7,673
                                                                         ------------         ------------         ------------
          Balance at December 31, 2003                                   $     58,605         $     24,840         $     83,445
                                                                         ============         ============         ============

          Earnouts from previous acquisitions                                   7,432                   --                7,432

                                                                         ------------         ------------         ------------
          Balance at December 31, 2004                                   $     66,037         $     24,840         $     90,877
                                                                         ============         ============         ============


As of December 31, 2004, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.


NOTE 9 - WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER


Warehouse Lines of Credit

To originate a mortgage loan, the Company draws against a $2.0 billion Secured Liquidity Note Program, a $1.2 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a $600 million bank syndicated facility led by Bank of America (which includes a $150.0 million term loan facility which the Company uses to finance its MSRs), a $450 million facility with CDC Mortgage Capital Inc. ("CDC"), a facility of $350 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $250 million with Lehman Brothers, a facility of $500 million with Bear Stearns and a facility of $250 million with Calyon New York Branch ("Calyon"). The Bank of America, CDC, Morgan Stanley and Calyon facilities are committed facilities. In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc. ("Greenwich"). The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At December 31, 2004, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of December 31, 2004, borrowings under the working capital line of credit were $25.5 million.

The following table presents the Company's warehouse lines of credit as of December 31, 2004 and December 31, 2003:

                                                            December 31, 2004                               December 31, 2003
                                                       -----------------------------------    --------------------------------------
                                                                                Weighted                                    Weighted
                                                        Outstanding             Average       Outstanding                   Average
          (Dollars in thousands)                           Balance                Rate          Balance                      Rate
                                                       -----------------------------------    --------------------------------------

          Calyon                                       $    249,540                 3.05%     $    200,702                   1.88%
          Bank of America                                   244,462                 3.53                 -                      -
          CDC                                               207,841                 2.81           406,444                   1.98
          Greenwich                                          33,400                 2.89                 -                      -
          Morgan Stanley                                        540                 3.06            92,925                   1.92
          RFC                                                     -                    -           293,344                   2.06
          UBS                                                     -                    -           128,345                   3.21
                                                       ------------                           ------------
          Warehouse lines of credit                    $    735,783                 3.13%      $  1,121,760                  2.12%
                                                       ============                           ============


Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with thirteen different financial institutions and on December 31, 2004 had borrowed funds from nine of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of December 31, 2004, the Company had $7.1 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 2.13% and a weighted-average remaining maturity of three months. As of December 31, 2003, the Company had $1.3 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 1.26% and a weighted-average remaining maturity of seven months.

As of December 31, 2004 and 2003, the Company's reverse repurchase agreements had the following remaining maturities:


                                            December 31,        December 31,
                                                2004                2003
                                            --------------------------------
                                                     (In thousands)

   Within 30 days                           $3,617,325            $  184,302
   31 to 89 days                             2,050,529                     -
   90 to 365 days                            1,403,314             1,160,025
                                            ----------            ----------
   Reverse repurchase agreements            $7,071,168            $1,344,327
                                            ==========            ==========


The Company's average reverse repurchase agreements outstanding were $5.0 billion and $47.1 million for the years ended December 31, 2004 and 2003, respectively.

Commercial Paper

In May 2004, the Company formed a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of the Company's mortgage loans held for sale. The special purpose entity allows for issuance of short-term notes with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating the LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $2.0 billion at December 31, 2004.

As of December 31, 2004, the Company had $529.8 million of SLNs outstanding, with an average interest cost of 2.51%. The SLNs were collateralized by loans held for sale and cash with a balance of $550.0 million as of December 31, 2004.

At December 31, 2004, the Company's commercial paper had the following remaining maturities:

                                                December 31,
                                                   2004
                                               --------------
                                               (In thousands)

                      Within 30 days              $529,790
                      31 to 89 days                      -
                                                  --------
                      Commercial paper            $529,790
                                                  ========


NOTE 10 - NOTES PAYABLE

Notes payable primarily consist of amounts borrowed under a term loan facility with a bank syndicate led by Bank of America. Under the terms of this facility, the Company may borrow the lesser of 70% of the value of its MSRs or $150.0 million. As of December 31, 2004, borrowings under the term loan were $108.6 million. This term loan expires on December 14, 2005. Interest is based on a spread to the LIBOR and may be adjusted for earnings on compensating balances. At December 31, 2004, the interest rate was 4.41%.

Included in notes payable are a mortgage note of $26.2 million on an office building located in Melville, New York which was purchased during 2003 at a rate of 5.8% and a mortgage note of $1.0 million on an office building located in Mount Prospect, Illinois at a rate of 7.5%.

The following table presents the Company's notes payable as of December 31, 2004 and 2003:


                                                          December 31,
                                                --------------------------------
   (In thousands)                                   2004                2003
                                                ------------        ------------
   Term loan                                    $    108,559        $     71,500
   Notes - office buildings                           27,202              27,594
   Notes to former Marina shareholders                     -                 561

                                                ------------        ------------
   Notes payable                                $    135,761        $     99,655
                                                ============        ============


Maturities of notes payable are as follows:

2005                                            $    109,904
2006                                                     354
2007                                                     375
2008                                                     394
2009                                                     422
Thereafter                                            24,312
                                                ------------
                                                $    135,761
                                                ============

 NOTE 11 - COMMON STOCK AND PREFERRED STOCK

In March 2004, the Company issued an aggregate of 14,375,000 shares of its common stock, par value $0.01 per share, ("Common Stock"), at a price of $25 per share, which included the exercise of the underwriters' option to purchase 1,875,000 additional shares of Common Stock to cover over-allotments. The total proceeds to the Company, including proceeds from the exercise of the over-allotment option, were $359.3 million, before underwriting discounts, commissions and other offering expenses.

In July 2004, the Company issued 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") at a price of $25 per share. The total number of shares of Series A Preferred Stock issued includes:
1,400,000 shares of Series A

Preferred Stock issued in an underwritten public offering (the "Series A Initial Offering"), which closed on July 7, 2004; 100,000 shares of Series A Preferred Stock issued in connection with the underwriters' election to purchase a portion of the shares of Series A Preferred Stock offered to them in connection with the Series A Initial Offering to cover over-allotments, which closed on July 12, 2004; and 650,000 shares of Series A Preferred Stock issued and sold to the underwriters in connection with a subsequent public offering of Series A Preferred Stock, which closed on July 20, 2004. The total proceeds from both offerings to the Company were $53.8 million before underwriting discounts, commissions and other offering expenses. On or after July 7, 2009, the Company may, at its option, redeem the Series A Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25.00 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption.

In December 2004, the Company issued 3,450,000 shares of 9.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") at a price of $25 per share. The total number of shares of Series B Preferred Stock issued includes: 3,000,000 shares of Series B Preferred Stock issued in an underwritten public offering (the "Series B Initial Offering"), which closed on December 15, 2004; and 450,000 shares of Series B Preferred Stock issued in connection with the underwriters' election to purchase all of the shares of Series B Preferred Stock offered to them in connection with the Series B Initial Offering to cover over-allotments, which closed on December 23, 2004. The total proceeds to the Company were $86.3 million before underwriting discounts, commissions and other offering expenses. On or after December 15, 2009, the Company may, at its option, redeem the Series B Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25.00 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption.

Under our charter, our Board of Directors is authorized to issue 110,000,000 shares of stock, of which up to 100,000,000 shares may be common stock and up to 10,000,000 shares may be preferred stock. As of December 31, 2004, there were 40,288,077 shares of common stock issued and outstanding, 2,150,000 shares of our Series A Preferred Stock issued and outstanding and 3,450,000 shares of our Series B Preferred Stock issued and outstanding.

During the year ended December 31, 2004, the Company declared dividends totaling $92.3 million, or $2.43 per common share, of which $26.6 million was paid on January 25, 2005. During the year ended December 31, 2003, the Company declared dividends totaling $20.9 million, or $0.91 per common share, of which $13.9 million was paid on January 16, 2004.

During the year ended December 31, 2004, the Company declared dividends totaling $3.0 million, or $1.376005 per Series A Preferred share, of which $1.3 million was paid on January 31, 2005.

During the year ended December 31, 2004, the Company declared dividends totaling $1.0 million, or $0.298387 per Series B Preferred share, all of which was paid on January 31, 2005.

NOTE 12 - OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table summarizes the significant components of the Company's other non-interest income and other non-interest expenses for the years ended December 31, 2004, 2003 and 2002:

                                                                                         Year Ended December 31,
                                                                       --------------------------------------------------------
          (In thousands)                                                   2004                  2003                  2002
                                                                       ------------          ------------          ------------
          Other non-interest income:
            Rental income                                              $      2,114          $        300          $        148
            Reinsurance premiums                                              1,841                   808                   564
            Legal settlement                                                  1,500                     -                     -
            Title services revenue                                            1,002                 2,158                 1,936
            Principal fulfillment fees                                            -                 1,912                     -
            Other                                                               576                 2,051                 1,499
                                                                       ------------          ------------          ------------

               Other non-interest income                               $      7,033          $      7,229          $      4,147
                                                                       ============          ============          ============

          Other non-interest expenses:
            Indemnification and foreclosure costs                      $      7,072          $      3,733          $      2,153
            Insurance                                                         2,684                 1,936                 1,377
            Licenses and permits                                              2,498                 2,009                   579
            Storage and moving                                                1,631                 1,172                   582
            Outside services                                                  1,485                 1,081                   604
            Litigation expense                                                   55                 3,641                   350
            Other                                                             6,791                 8,325                 4,825
                                                                       ------------          ------------          ------------

               Other non-interest expenses                             $     22,216          $     21,897          $     10,470
                                                                       ============          ============          ============


NOTE 13 - INCOME TAXES

AHM Investment, with the filing of its initial federal income tax return for the 2003 tax year, has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. In brief, if AHM Investment meets certain detailed conditions imposed by the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code") including a requirement that it invest primarily in qualifying REIT assets (which generally include real estate and mortgage loans) and a requirement that it satisfy certain income tests, it will not be taxed at the corporate level on the taxable income that it currently distributes to its stockholders. Therefore, to this extent, AHM Investment's stockholders will avoid double taxation, at the corporate level and then again at the stockholder level, when the income is distributed, that they would otherwise experience if AHM Investment failed to qualify as a REIT.

If AHM Investment does not qualify as a REIT in any given year, it would be subject to federal income tax as a corporation for the year of the disqualification and for each of the following four years. This disqualification would result in federal income tax, which would reduce the amount of the after-tax cash available for distribution to its shareholders. AHM Investment believes that it has satisfied the requirements for qualification as a REIT since the year ended December 31, 2003. AHM Investment intends at all times to continue to comply with the requirements for qualification as a REIT under the Code.

On August 14, 2003, AHM Investment formed American Home Mortgage Acceptance, Inc ("AHM Acceptance"). AHM Acceptance is a qualified REIT subsidiary and, as such, is disregarded for Federal income tax. As a disregarded entity, the taxable income of AHM Acceptance is deemed to be income of AHM Investment.

Effective December 3, 2003, as a result of a corporate reorganization, AHM Investment became the parent corporation of AHM Holdings. As of this date, AHM Holdings and each of its subsidiaries elected to be treated as taxable REIT subsidiaries and, as such, continue to be subject to both federal, state, and local corporate income tax.

A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:


                                                                                Year Ended December 31,
                                              --------------------------------------------------------------------------------------
                                                         2004                            2003                         2002
                                              --------------------------     --------------------------     ------------------------
                                                                                (Dollars in thousands)
Tax provision at statutory rate               $ 42,241             35.0%     $ 42,706             35.0%     $ 23,647           35.0%
Non-taxable REIT income                        (64,623)           (53.5)       (1,540)            (1.2)            -              -
State and local taxes, net of
     federal income tax benefit                 (3,128)            (2.6)        6,428              5.2         4,225            6.3
Other                                              (65)            (0.1)          629              0.5           203            0.3
                                              --------         --------      --------         --------      --------       --------
Income tax (benefit) expense                  $(25,575)           (21.2%)    $ 48,223             39.5%     $ 28,075           41.6%
                                              ========         ========      ========         ========      ========       ========

The income tax provision for the years ended December 31, 2004, 2003 and 2002 is comprised of the following components:


                                                                                            December 31,
                                                                   ------------------------------------------------------------
                                                                       2004                     2003                   2002
                                                                   ------------------------------------------------------------
                                                                                           (In thousands)
          Current tax provision:
            Federal                                                $    (25,737)            $     24,570           $      4,785
            State                                                         2,326                    6,529                  1,446
                                                                   ------------             ------------           ------------
                                                                        (23,411)                  31,099                  6,231
                                                                   ------------             ------------           ------------

          Deferred tax provision:
            Federal                                                       4,987                   14,079                 17,307
            State                                                        (7,151)                   3,045                  4,537
                                                                   ------------             ------------           ------------
                                                                         (2,164)                  17,124                 21,844
                                                                   ------------             ------------           ------------

          Income tax (benefit) expense                             $    (25,575)            $     48,223           $     28,075
                                                                   ============             ============           ============

The major sources of temporary differences and their deferred tax effect at December 31, 2004 and 2003 are as follows:

                                                                                                      December 31,
                                                                                         --------------------------------------
                                                                                             2004                      2003
                                                                                         ------------              ------------
                                                                                                     (In thousands)
          Deferred tax liabilities:
             Capitalized cost of mortgage servicing rights                               $     82,399              $     50,083
             Loan origination costs                                                            11,236                    11,926
             Depreciation                                                                       2,341                       576
             Mark-to-market adjustments                                                          (811)                   11,041
                                                                                         ------------              ------------
          Deferred tax liabilities                                                             95,165                    73,626
                                                                                         ------------              ------------

          Deferred tax assets:
             Tax loss carryforwards                                                            36,384                    10,441
             Allowance for bad debts and foreclosure reserve                                    2,711                     3,133
             Deferred state income taxes                                                          353                     2,855
             Broker fees                                                                          528                         -
             Other                                                                                847                       691
                                                                                         ------------              ------------
          Deferred tax assets                                                                  40,823                    17,120
                                                                                         ------------              ------------

          Net deferred tax liabilities                                                   $     54,342              $     56,506
                                                                                         ============              ============


Effective June 13, 2002, AHM Holdings acquired all of the outstanding stock of American Home Mortgage Servicing, Inc. ("AHM Servicing") (formerly known as Columbia National, Incorporated). The acquisition was accounted for under the purchase method of accounting for financial statement purposes. For federal income tax purposes, the historical basis of the assets and liabilities were carried over to AHM Holdings. AHM Servicing has approximately $40 million of separate company net operating loss carryforwards which begin to expire in 2008. In addition, AHM Holdings has approximately $40 million of net operating loss carryforwards which begin to expire in 2024.

At December 31, 2004 and 2003, no valuation allowance has been established against deferred tax assets as it is more likely than not that the deferred tax assets will be realized.

The Company has been audited by various state tax jurisdictions which have settled with a no change decision. In addition, the Company is currently under examination by other tax jurisdictions which the Company expects to result in no material assessment. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in the calculation of its provision and maintains an appropriate reserve as needed.

NOTE 14 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

                                                                                          Year Ended December 31,
                                                                         ----------------------------------------------------------
          (Dollars in thousands, except per share amounts)                   2004                   2003                   2002
                                                                         ------------           ------------           ------------
          Numerator for basic earnings per share - Net income
            available to common shareholders                             $    142,275           $     73,794           $     39,485
                                                                         ============           ============           ============

          Denominator:
            Denominator for basic earnings per share
            Weighted average number of common shares
              outstanding during the period                                37,611,757             17,727,253             14,508,515

            Net effect of dilutive stock options                              475,328                386,144                382,486
                                                                         ------------           ------------           ------------

          Denominator for diluted earnings per share                       38,087,085             18,113,397             14,891,001
                                                                         ============           ============           ============

          Net income per share available to common shareholders:

            Basic                                                        $       3.78           $       4.16           $       2.72
                                                                         ============           ============           ============

            Diluted                                                      $       3.74           $       4.07           $       2.65
                                                                         ============           ============           ============


NOTE 15 - STOCK OPTION PLANS

In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). Pursuant to the Plan, eligible employees, officers and directors are offered the opportunity to acquire the Company's common stock through the grant of options and the award of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 3,000,000 shares of common stock. The Plan provides for the granting of options at the fair market value at the date of grant. The options issued primarily vest 50% on the two-year anniversary from the grant date and 50% on the three-year anniversary of the grant date, and expire ten years from the grant date.

As of December 31, 2004, the Company has awarded 217,120 shares of restricted stock under the Plan. During the years ended December 31, 2004, 2003 and 2002, the Company recognized compensation expense of $769 thousand, $537 thousand and $213 thousand, respectively, relating to shares of restricted stock. At December 31, 2004, 133,463 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

The following table presents a summary of stock option activity for the years ended December 31, 2004, 2003 and 2002:

                                                                  Year Ended December 31,
                          ----------------------------------------------------------------------------------------------------------
                                        2004                               2003                                 2002
                          ----------------------------------------------------------------------------------------------------------
                                                  Weighted                            Weighted                              Weighted
                           Number                  Average  Number                     Average    Number                     Average
                            of         Exercise   Exercise    of         Exercise     Exercise      of         Exercise     Exercise
                          Options       Price       Price   Options        Price        Price     Options        Price        Price
                          ----------------------------------------------------------------------------------------------------------
Options outstanding,
   beginning of year      958,866  $4.75 - $19.61  $11.11  1,000,258   $4.75 - $19.61  $ 8.17     968,362    $4.75 - $19.61   $ 6.84
Granted                   667,634  21.40 -  34.18   25.19    324,376   10.06 -  19.36   14.58     268,708     9.40 -  14.40    11.71
Exercised                (299,396)  4.75 -  16.38    9.59   (331,041)   4.75 -  10.25    5.95    (187,058)    4.75 -   6.44     5.93
Canceled                  (79,002)  5.13 -  21.78   16.28    (34,727)   5.50 -  10.93    6.77     (49,754)    5.50 -  13.50     9.72
                        ----------                        ----------                             --------
Options outstanding,
   end of year          1,248,102  $4.75 - $34.18  $18.65    958,866   $4.75 - $19.61  $11.11   1,000,258    $4.75 - $19.61   $ 8.17
                        ==========                        ==========                             ========

Options exercisable,
   end of year            385,233                            349,559                              438,297
                        ==========                        ==========                             ========


The following table summarizes stock options outstanding as of December 31, 2004:

                                                                                December 31, 2004
                              ------------------------------------------------------------------------------------------------------
                                                             Options Outstanding                       Options Exercisable
                              ------------------------------------------------------------------------------------------------------
                                                                  Weighted           Weighted                        Weighted
                                                                   Average            Average                         Average
          Range of                             Number              Exercise          Remaining       Number          Exercise
       Exercise Prices                       Outstanding             Price          Life (Years)  Outstanding         Price
------------------------------------------------------------------------------------------------------------------------------------
          $4.75 - $5.50                           59,469           $    5.30              5.9        59,469         $    5.30
           6.00 - 6.44                            93,726                6.20              5.3        93,726              6.20
           7.13 - 10.25                           56,486                9.54              7.7        16,875              8.26
          10.50 - 10.95                          101,202               10.76              7.8        49,601             10.76
          11.19 - 13.00                           90,642               12.45              7.3        56,541             12.33
          13.14 - 16.05                           68,521               14.04              8.0        31,021             13.72
          16.15 - 19.61                          178,143               17.13              8.0        65,000             16.71
          21.06 - 23.85                          152,100               21.92              9.1        13,000             21.40
          24.05 - 26.63                          232,813               24.67              9.4             -                 -
          27.19 - 34.18                          215,000               30.39              9.7             -                 -
                                               ---------                                          ---------
                `                              1,248,102           $   18.65              8.3       385,233         $   10.53
                                               =========                                          =========


For options granted under the Plan, there was no intrinsic value of the options when granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the years ended December 31, 2004, 2003 and 2002.

Pursuant to the terms of the Company's merger with Apex, which was consummated on December 3, 2003 (following the approval of the Company's stockholders at a special meeting held on November 21, 2003), the Company assumed the Amended and Restated 1997 Stock Option Plan of Apex (the "Apex Plan"). Prior to December 3, 2003, the effective date of the merger with Apex, Apex caused all unvested options granted under the Apex Plan to become vested and exercisable, and each option granted under the Apex Plan that was not exercised as of December 3, 2003 was terminated and not assumed by the Company.

Prior to the Apex merger, an aggregate of one million shares of common stock were available for issuance upon exercise of stock options granted under the Apex Plan. As of the effective date of the merger, Apex had granted options to purchase 791,000 shares of common stock, which options were either (i) previously caused to become vested and exercised or (ii) unexercised as of the effective date of the merger, and therefore terminated and not assumed by the Company. Accordingly, options to purchase an aggregate of 209,000 shares of the Company's common stock remain available for grant under the Apex Plan.

The weighted-average fair value per share of options granted during 2004, 2003 and 2002 was $4.60, $4.81 and $4.08, respectively. The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                                                                              Year Ended December 31,
                                                       -------------------------------------------------------------------
                                                              2004                      2003                     2002
                                                       -----------------         ----------------        -----------------
          Dividend yield                                          8.5 %                    3.0 %                    3.0 %
          Expected volatility                                    40.2 %                   51.0 %                   54.0 %
          Risk-free interest rate                                 5.0 %                    5.0 %                    5.0 %
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

Loan Funding and Delivery Commitments - At December 31, 2004 and 2003, the Company had commitments to fund loans approximating $6.2 billion and $4.0 billion, respectively. At December 31, 2004 and 2003, the Company had commitments to fund loans with agreed upon rates approximating $1.9 billion and $1.3 billion, respectively. The Company hedges the interest rate risk of such commitments primarily with mandatory delivery commitments, which totaled $379.9 million and $477.9 million at December 31, 2004 and 2003, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through "best-efforts" and investor programs. The Company does not anticipate any material losses from such sales.

Net Worth Requirements - The Company's subsidiaries are required to maintain certain specified levels of minimum net worth to maintain their approved status with Fannie Mae, the Federal Home Loan Mortgage Corporation, the U.S. Department of Housing and Urban Development and other investors. At December 31, 2004, the highest minimum net worth requirement applicable to each subsidiary was $1.0 million.

Outstanding Litigation - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on the Company's consolidated financial position or results of operations.

Mortgage Reinsurance - One of the Company's captive reinsurance subsidiaries, Melville Reinsurance Corp. ("MRC"), has entered mortgage reinsurance agreements with a primary mortgage insurance company. Under this agreement, MRC absorbs mortgage insurance losses in excess of a specified percentage of loss retained by the primary mortgage insurer in exchange for a portion of the primary mortgage insurer's insurance premium. Approximately $813.1 million of the Company's conventional servicing portfolio is covered by this mortgage reinsurance agreement. Each annual book of business has a maximum life of 10 years and the maximum exposure is the amount of assets held in the trust on behalf of MRC. At December 31, 2004, those assets totaled $1.6 million. No reserve has been recorded and management believes no reserve is required based upon loss experience.

The Company's other captive reinsurance subsidiary, CNI Reinsurance, Ltd. ("CNIRE"), has entered mortgage reinsurance agreements with four primary mortgage insurance companies. Under these agreements, CNIRE absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a pool of loans, subject to a cap, in exchange for a portion of the pool's mortgage insurance premium. Approximately $380.8 million of the conventional servicing portfolio is covered by such mortgage reinsurance agreements. Each annual book of business has a maximum life of ten years and the maximum exposure is the amount of assets held in the trust on behalf of CNIRE. At December 31, 2004, those assets totaled $4.4 million. No reserve has been recorded and management believes no reserve is required based upon loss experience.

NOTE 17 - OPERATING LEASES

Certain of the Company's facilities and equipment are leased under short-term lease agreements expiring at various dates through December 2012. All such leases are accounted for as operating leases. Total rental expense for premises and equipment, which is included in occupancy and equipment expense within the consolidated financial statements, amounted to $24.7 million, $18.5 million and $10.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company's obligations under noncancelable operating leases which have an initial term of more than one year as of December 31, 2004 are as follows (in thousands):


          2005                                                $21,793
          2006                                                 17,963
          2007                                                 14,512
          2008                                                 10,050
          2009                                                  5,099
          Thereafter                                            1,287
                                                     ----------------
          Total                                               $70,704
                                                     ================

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. In management's opinion, at December 31, 2004 and 2003, there were no significant concentrations of credit risk within loans held for sale.

The Company had originations of loans during the year ended December 31, 2004, exceeding 5% of total originations as follows:


          California                                              23.9 %
          Illinois                                                15.3
          Maryland                                                 6.3
          Virginia                                                 5.2


In 2004, three institutions that bought the most loans from the Company accounted for 70% of the Company's total loan sales.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying values of the following assets and liabilities all approximate their fair values due to their short-term nature, terms of repayment or interest rate associated with the asset or liability:

o    Cash and cash equivalents;

o    Accounts receivable and servicing advances;

o    Warehouse lines of credit;

o    Commercial paper;

o    Drafts payable; and

o    Payable for mortgage-backed securities purchased.

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

d. Derivative Assets - Derivative assets includes IRLCs. Fair value of IRLCs is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the creditworthiness of the counterparties, and includes the value of MSRs. Fair value also considers the difference between current levels of interest rates and the committed rates.

e. Notes Payable - Fair market value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair market value.

f. Reverse Repurchase Agreements - Fair market value is estimated based on the maturity and interest rate of the related debt instruments.

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

                                                                     December 31, 2004                   December 31, 2003
                                                            --------------------------------       ---------------------------------
                                                               Carrying          Estimated           Carrying          Estimated
                                                                Amount           Fair Value           Amount           Fair Value
                                                            -------------       ------------       ------------       --------------
                                                                       (In thousands)                      (In thousands)
          Assets:
          Cash and cash equivalents                         $    192,821        $    192,821       $     53,148       $     53,148
          Accounts receivable and servicing advances             105,338             105,338             84,311             84,311
          Mortgage-backed securities                           7,601,793           7,601,793          1,763,628          1,763,628
          Mortgage loans held for sale, net                    1,316,609           1,353,830          1,216,353          1,218,489
          Mortgage servicing rights, net                         189,229             189,928            117,784            117,784
          Derivative assets                                       23,344              29,379             30,611             30,611

          Liabilities:
          Warehouse lines of credit                         $    735,783        $    735,783       $  1,121,760       $  1,121,760
          Commercial paper                                       529,790             529,790                  -                  -
          Notes payable                                          135,761             135,761             99,655             99,655
          Drafts payable                                          26,200              26,200             25,625             25,625
          Reverse repurchase agreements                        7,071,168           7,065,072          1,344,327          1,344,327
          Payable for securities purchased                             -                   -            259,701            259,701
          Derivative liabilities                                   1,860               1,860             12,694             12,694


NOTE 20 - CONDENSED FINANCIAL INFORMATION OF AMERICAN HOME MORTGAGE INVESTMENT CORP.

The following provides condensed financial information for the financial position, results of operations and cash flows of AHM Investment as of December 31, 2004 and December 31, 2003:

Parent Company Only - Condensed Balance Sheets
(Dollars in thousands, except per share amounts)

                                                                                                           December 31,
                                                                                               ------------------------------------
                                                                                                   2004                     2003
                                                                                               ------------            ------------
Assets:
    Cash                                                                                       $     30,143            $      7,401
    Accounts receivable                                                                              42,127                   2,400
    Mortgage-backed securities                                                                    7,601,793               1,757,753
    Goodwill                                                                                         24,841                  24,841
    Derivative assets                                                                                11,319                       -
    Investment in subsidiaries                                                                      361,070                 227,804
    Other assets                                                                                     13,515                   3,981
                                                                                               ------------            ------------

Total assets                                                                                   $  8,084,808            $  2,024,180
                                                                                               ============            ============

Liabilities and Stockholders' Equity:
Liabilities:
    Reverse repurchase agreements                                                              $  7,000,335            $  1,344,327
    Payable for securities purchased                                                                      -                 259,701
    Derivative liabilities                                                                                -                   6,035
    Accrued expenses and other liabilities                                                          186,860                  16,147
                                                                                               ------------            ------------

           Total liabilities                                                                      7,187,195               1,626,210
                                                                                               ------------            ------------

Stockholders' Equity:
           Total stockholders' equity                                                               897,613                 397,970
                                                                                               ------------            ------------

Total liabilities and stockholders' equity                                                     $  8,084,808            $  2,024,180
                                                                                               ============            ============

Condensed Income Statements
                                                                                      Year Ended December 31,
                                                                 ----------------------------------------------------------------
                                                                     2004                      2003                     2002
                                                                 ------------              ------------              ------------
                                                                                          (In thousands)

Net interest income:
  Interest income                                                $    197,991              $      3,108              $         --
  Interest expense                                                   (127,125)                   (2,302)                       --
                                                                 ------------              ------------              ------------
        Total net interest income                                      70,866                       806                        --
                                                                 ------------              ------------              ------------

Non-interest income:
  Loss on sale of mortgage loans                                         (385)                       --                        --
  Gain on securities and derivatives                                    8,039                     5,631                        --

   Equity in earnings of subsidiaries                                  96,300                    67,512                    39,485
                                                                 ------------              ------------              ------------
        Total non-interest income                                     103,954                    73,143                    39,485
                                                                 ------------              ------------              ------------

        Total non-interest expenses                                    28,557                       155                        --
                                                                 ------------              ------------              ------------

Net income                                                       $    146,263              $     73,794              $     39,485
                                                                 ============              ============              ============

Dividends on preferred stock                                            3,988                        --                        --

                                                                 ------------              ------------              ------------
Net income available to common shareholders                      $    142,275              $     73,794              $     39,485
                                                                 ============              ============              ============

Condensed Statements of Cash Flows
                                                                                         Year Ended December 31,
                                                                       ------------------------------------------------------------
                                                                            2004                    2003                  2002
                                                                       ------------            ------------            ------------
                                                                                              (In thousands)
Cash flows from operating activities:
  Net income                                                           $    146,263            $     73,794            $     39,485
Adjustments to reconcile net income to net cash
   provided by operating activities
    Amortization of mortgage-backed securities premiums, net                 27,315                     130                      --
    Amortization of cash flow hedges                                         (4,218)                     --                      --
    Unrealized gain on free standing derivatives                            (41,077)                     --                      --
(Increase) decrease in operating assets
    Accounts receivable                                                     (39,727)                  1,293                      --
    Other assets                                                             (9,534)                  1,689                      --

Increase (decrease) in accrued expenses and other liabilities               161,128                  (2,544)                     --
Investment in earnings of subsidiaries                                      (96,300)                (67,512)                (39,485)
                                                                       ------------            ------------            ------------

           Cash provided by operating activities                            143,850                   6,850                      --
                                                                       ------------            ------------            ------------

Cash flows from investing activities
  Increase in mortgage-backed securities                                 (5,879,290)             (1,240,874)                     --
  Acquisition of businesses, net of cash acquired                                --                   6,455                      --
  Investment in subsidiaries                                                (35,738)                     --                 (37,000)
                                                                       ------------            ------------            ------------

           Cash used in investing activities                             (5,915,028)             (1,234,419)                (37,000)
                                                                       ------------            ------------            ------------

Cash flows from financing activities
  Increase in reverse repurchase agreements                               5,656,008               1,014,677                      --
  (Decrease) increase in payable for securities purchased                  (259,701)                219,451                      --
  Proceeds from issuance of stock                                           478,895                      --                  37,000
  Dividends paid                                                            (81,282)                     --                      --
  Dividends received from subsidiary                                             --                     842                      --
                                                                       ------------            ------------            ------------

           Cash provided by financing activities                          5,793,920               1,234,970                  37,000
                                                                       ------------            ------------            ------------

Net increase in cash                                                         22,742                   7,401                      --

Cash, beginning of year                                                       7,401                      --                       1
                                                                       ------------            ------------            ------------

Cash, end of year                                                      $     30,143            $      7,401            $          1
                                                                       ============            ============            ============


 NOTE 21 - ACQUISITIONS

Acquisition of Certain Home Loan Centers of Washington Mutual, Inc.

On August 2, 2004, the Company acquired certain residential mortgage home loan centers and associated satellite offices that Washington Mutual, Inc. and its subsidiaries (collectively, "Washington Mutual") previously slated for closure in 18 states. The Company hired 498 employees who support these home loan centers and associated satellite offices with the vast majority being sales professionals focused on retail loan originations. The purchase price was insignificant to the Company's consolidated financial statements.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:


              (In thousands)                            December 3, 2003
                                                        ----------------
              Cash                                        $      6,454
              Securities - trading                               5,182
              Securities - available for sale                  511,827
              Accounts receivable                                3,694
              Other assets                                          20
                                                          ------------
                   Total assets acquired                       527,177
                                                          ------------
              Reverse repurchase agreements                    329,650
              Payable for securities purchased                  40,250
              Other liabilities                                  4,792
                                                          ------------
                   Total liabilities assumed                   374,692
                                                          ------------
                   Net assets acquired                         152,485
              Shares issued                                    177,325
                                                          ------------
              Goodwill                                    $     24,840
                                                          ============



The goodwill which resulted from the acquisition of Apex is not deductible for tax purposes.


The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred on January 1, 2002:

                                                                                            Year Ended December 31,
                                                                                ---------------------------------------------
(In thousands, except per share amounts)                                                2003                      2002
                                                                                -------------------      --------------------
          Revenue                                                                      $    347,047              $    291,169

          Income before income taxes and minority interest                                   24,789                   120,398

          Net income before cumulative effect of
               change in accounting principle                                               (24,401)                   92,323

          Earnings per share - basic                                                   $      (0.96)             $       3.82
                                                                                       ============              ============

          Earnings per share - diluted                                                 $      (0.95)             $       3.76
                                                                                       ============              ============

Valley Bancorp, Inc.

In August 2001, AHM Holdings entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland, a federal savings bank located in suburban Baltimore, Maryland. In 2004, subsequent to the merger with Apex and internal reorganization, AHM Investment, as successor in interest to AHM Holdings, entered into an amended and restated agreement and plan of reorganization with Valley Bancorp. Under the terms of the definitive agreement, the Company will pay $46 for each share of Valley Bancorp common stock outstanding, and will pay in cash to the holders of Valley Bancorp stock options the difference between $46 and the exercise price of such options, or an aggregate of approximately $6.3 million. The acquisition agreement between AHM Investment and Valley Bancorp has been extended through July 31, 2005. This transaction is subject to regulatory approval and no assurance can be given that such approval will be obtained or that the acquisition agreement with Valley Bancorp will be further extended if necessary.


NOTE 22 - SEGMENTS AND RELATED INFORMATION

The Company has three segments, the Mortgage-Backed Securities Holdings Segment, the Loan Origination Segment, and the Loan Servicing Segment. The Mortgage-Backed Securities Holdings Segment primarily earns net interest income from holding mortgage-backed securities created through the securitization of loans originated by the Loan Origination Segment and mortgage-backed securities purchased in the capital markets. The Loan Origination Segment originates mortgage loans through the Company's retail and internet branches and loans sourced through mortgage brokers (wholesale channel). The Loan Servicing Segment includes investments in mortgage servicing rights as well as servicing operations primarily for other financial institutions.

                                                                                      Year Ended December 31, 2004
                                                                  ------------------------------------------------------------------
                                                                                             (In thousands)
                                                                    Mortgage-Backed        Loan
                                                                  Securities Holdings   Origination   Loan Servicing
                                                                        Segment           Segment        Segment         Total
                                                                  ------------------------------------------------------------------
Net interest income:
Interest income                                                       $   193,836     $   118,296     $        --     $   312,132
Interest expense                                                         (124,637)        (71,056)         (3,905)       (199,598)
                                                                  ------------------------------------------------------------------
   Total net interest income                                               69,199          47,240          (3,905)        112,534
                                                                  ------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                                --         134,099              --         134,099
Gain on securitizations of mortgage loans                                      --          80,794              --          80,794
Gain (loss) on sales of mortgage-backed securities and derivatives          3,459          (3,396)             --              63
Unrealized gain on mortgage-backed securities and derivatives               8,832         100,433              --         109,265

Loan servicing fees                                                            --              --          40,571          40,571
Amortization of mortgage servicing rights                                      --              --         (32,615)        (32,615)
Impairment provision of mortgage servicing rights                              --              --         (15,152)        (15,152)
                                                                  ------------------------------------------------------------------
   Net loan servicing fees (loss)                                              --              --          (7,196)         (7,196)

Other non-interest income                                                      --           7,030               3           7,033
                                                                  ------------------------------------------------------------------
   Total non-interest income                                               12,291         318,960          (7,193)        324,058
                                                                  ------------------------------------------------------------------



Non-interest expenses:
   Salaries, commissions and benefits, net                                    229         184,163           5,001         189,393
   Occupancy and equipment                                                      7          37,110             525          37,642
   Data processing and communications                                          15          15,877             273          16,165
   Office supplies and expenses                                                --          12,685           1,045          13,730
   Marketing and promotion                                                      2          10,398               9          10,409
   Travel and entertainment                                                     3          14,042             145          14,190
   Professional fees                                                        3,653           7,855             651          12,159
   Other                                                                   24,900          (5,767)          3,083          22,216
                                                                  ------------------------------------------------------------------
      Total non-interest expenses                                          28,809         276,363          10,732         315,904
                                                                  ------------------------------------------------------------------


Net income before income tax benefit                                       52,681          89,837         (21,830)        120,688
                                                                  ------------------------------------------------------------------


Income tax benefit                                                             --         (16,941)         (8,634)        (25,575)

                                                                  ------------------------------------------------------------------
Net income                                                            $    52,681     $   106,778     $   (13,196)    $   146,263
                                                                  ==================================================================

Dividends on preferred stock                                                3,988              --              --           3,988
                                                                  ------------------------------------------------------------------
Net income available to common shareholders                           $    48,693     $   106,778     $   (13,196)    $   142,275
                                                                  ==================================================================

                                                                                          December 31, 2004
                                                                  ------------------------------------------------------------------

Segment assets                                                        $ 7,721,569     $ 1,634,013     $   262,561     $ 9,618,143
                                                                  ==================================================================

                                                                                      Year Ended December 31, 2003
                                                                  ------------------------------------------------------------------
                                                                                            (In thousands)
                                                                    Mortgage-Backed        Loan
                                                                  Securities Holdings   Origination   Loan Servicing
                                                                        Segment           Segment        Segment         Total
                                                                  ------------------------------------------------------------------
Net interest income:
Interest income                                                       $     3,108     $   102,921     $       (12)    $   106,017
Interest expense                                                           (2,302)        (54,869)            185         (56,986)
                                                                  ------------------------------------------------------------------
   Total net interest income                                                  806          48,052             173          49,031
                                                                  ------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                                --         376,605              --         376,605
Gain on securitizations of mortgage loans                                      --             149                             149
Gain on sales of mortgage-backed securities and derivatives                 2,210              --              --           2,210
Unrealized gain on mortgage-backed securities and derivatives                 381           2,891              --           3,272

Loan servicing fees                                                            --              --          39,125          39,125
Amortization of mortgage servicing rights                                      --              --         (51,824)        (51,824)
Impairment recovery of mortgage servicing rights                               --              --           6,334           6,334
                                                                  ------------------------------------------------------------------
   Net loan servicing fees (loss)                                              --              --          (6,365)         (6,365)

Other non-interest income                                                      --           7,229              --           7,229
                                                                  ------------------------------------------------------------------
   Total non-interest income                                                2,591         386,874          (6,365)        383,100
                                                                  ------------------------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits, net                                     --         201,454           3,485         204,939
   Occupancy and equipment                                                     --          26,609             406          27,015
   Data processing and communications                                          --          13,102              99          13,201
   Office supplies and expenses                                                --          12,082           1,230          13,312
   Marketing and promotion                                                     --          12,225              14          12,239
   Travel and entertainment                                                    --           9,926              38           9,964
   Professional fees                                                           --           6,693             854           7,547
   Other                                                                       --          19,881           2,016          21,897
                                                                  ------------------------------------------------------------------
      Total non-interest expenses                                              --         301,972           8,142         310,114
                                                                  ------------------------------------------------------------------

Net income before income tax expense (benefit)                              3,397         132,954         (14,334)        122,017
                                                                  ------------------------------------------------------------------

Income tax expense (benefit)                                                   --          54,100          (5,877)         48,223

                                                                  ------------------------------------------------------------------
Net income                                                                  3,397          78,854          (8,457)         73,794
                                                                  ------------------------------------------------------------------

Dividends on preferred stock                                                   --              --              --              --

                                                                  ------------------------------------------------------------------
Net income available to common shareholders                           $     3,397     $    78,854     $    (8,457)    $    73,794
                                                                  ==================================================================

                                                                                          December 31, 2003
                                                                  ------------------------------------------------------------------

Segment assets                                                        $ 1,865,414     $ 1,375,276     $   164,000     $ 3,404,690
                                                                  ==================================================================

                                                                                      Year Ended December 31, 2002
                                                                  ------------------------------------------------------------------
                                                                                              (In thousands)
                                                                    Mortgage-Backed        Loan
                                                                  Securities Holdings   Origination   Loan Servicing
                                                                        Segment           Segment        Segment         Total
                                                                  ------------------------------------------------------------------
Net interest income:
Interest income                                                   $         --        $    55,871     $        --       $    55,871
Interest expense                                                            --            (29,131)         (1,903)          (31,034)
                                                                  ------------------------------------------------------------------
   Total net interest income                                                --             26,740          (1,903)           24,837
                                                                  ------------------------------------------------------------------


Non-interest income:
Gain on sales of mortgage loans                                             --            216,595              --           216,595

Loan servicing fees                                                         --                 --          23,973            23,973
Amortization of mortgage servicing rights                                   --                 --         (26,399)          (26,399)
Impairment provision of mortgage servicing rights                           --                 --         (10,332)          (10,332)
                                                                  ------------------------------------------------------------------

   Net loan servicing fees (loss)                                           --                 --         (12,758)          (12,758)

Other non-interest income                                                   --              4,147              --             4,147
                                                                  ------------------------------------------------------------------
   Total non-interest income                                                --            220,742         (12,758)          207,984
                                                                  ------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                                  --            105,198           1,697           106,895
   Occupancy and equipment                                                  --             15,302             204            15,506
   Data processing and communications                                       --              7,787              66             7,853
   Office supplies and expenses                                             --              5,901             610             6,511
   Marketing and promotion                                                  --              7,982              14             7,996
   Travel and entertainment                                                 --              4,581               6             4,587
   Professional fees                                                        --              5,197             246             5,443
   Other                                                                    --              9,636             834            10,470
                                                                  ------------------------------------------------------------------
      Total non-interest expenses                                           --            161,584           3,677           165,261
                                                                  ------------------------------------------------------------------

Net income before income tax benefit                                        --             85,898         (18,338)           67,560
                                                                  ------------------------------------------------------------------

Income tax benefit                                                          --             35,696          (7,621)           28,075

                                                                  ------------------------------------------------------------------
Net income                                                        $         --        $    50,202     $   (10,717)      $    39,485
                                                                  ------------------------------------------------------------------

Dividends on preferred stock                                                --                 --              --                --

                                                                  ------------------------------------------------------------------
Net income available to common shareholders                       $         --        $    50,202     $   (10,717)      $    39,485
                                                                  =================================================================

                                                                                           December 31, 2002
                                                                  ------------------------------------------------------------------
Segment assets                                                    $         --        $   999,939     $   121,225       $ 1,121,164
                                                                  ==================================================================

NOTE 23 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are presented below by quarter for the years ended December 31, 2004 and 2003:

                                                                                             Quarter Ended
                                                                  -----------------------------------------------------------------
                                                                   December 31,     September 30,       June 30,          March 31,
                                                                      2004              2004              2004              2004
                                                                    ---------         ---------         ---------         ---------
                                                                              (In thousands, except per share amounts)
Net interest income                                                 $  46,783         $  32,893         $  20,086         $  12,772
Gain on sales of mortgage loans                                        36,004            28,373            17,141            52,581
Gain on securitizations of mortgage loans                              40,674            30,460             7,803             1,857
Gain on sales of mortgage-backed securities and derivatives             2,873            (8,120)           (1,322)            6,632
Unrealized gain on mortgage-backed securities and derivatives          27,224            27,069            36,063            18,909
Net loan servicing (loss) fees                                         (3,062)           (2,740)            8,218            (9,612)
Non-interest expenses                                                 102,606            78,340            68,251            66,707
Net income before income tax expense (benefit)                         49,370            32,945            20,964            17,409
Income tax expense (benefit)                                              755            (9,998)          (12,518)           (3,814)
Net income                                                             48,615            42,943            33,482            21,223
Net income available to common shareholders                            46,275            41,295            33,482            21,223
Per share data:
  Basic                                                             $    1.15         $    1.03         $    0.84         $    0.71
  Diluted                                                           $    1.14         $    1.02         $    0.83         $    0.70


                                                                                             Quarter Ended
                                                                  -----------------------------------------------------------------
                                                                   December 31,     September 30,       June 30,          March 31,
                                                                      2003              2003              2003              2003
                                                                    ---------         ---------         ---------         ---------
                                                                              (In thousands, except per share amounts)

Net interest income                                                  $  11,704        $  13,684        $  12,874         $  10,769
Gain on sales of mortgage loans                                         53,535          105,577          129,282            88,211
Gain on securitizations of mortgage loans                                  149               --               --                --
Gain on sales of mortgage-backed securities and derivatives              2,210               --               --                --
Unrealized gain on mortgage-backed securities and derivatives            3,272               --               --                --
Net loan servicing fees (loss)                                          13,698            1,228          (13,937)           (7,354)
Non-interest expenses                                                   69,076           91,103           83,271            66,664
Net income before income tax expense                                    17,129           30,809           46,189            27,890
Income tax expense                                                       5,219           12,115           19,312            11,577
Net income                                                              11,910           18,694           26,877            16,313
Net income available to common shareholders                             11,910           18,694           26,877            16,313
Per share data:
  Basic                                                              $    0.60        $    1.08        $    1.58         $    0.97
  Diluted                                                            $    0.59        $    1.06        $    1.55         $    0.96

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.                               Description
-----------      ---------------------------------------------------------------

2.1         --   Agreement and Plan of Merger, dated December 29, 1999, between
                 American Home Mortgage Holdings, Inc., Marina Mortgage Company,
                 Inc. ("Marina") and the Stockholders of Marina listed on the signature pages thereto (incorporated by reference to Exhibit
                 2.1 to the Current Report on Form 8-K of American Home Mortgage
                 Holdings, Inc. (File No. 000-27081) filed with the SEC on
                 January 12, 2000).

2.2         --   Agreement and Plan of Merger, dated January 17, 2000, by and among American Home Mortgage Holdings, Inc., American Home
                 Mortgage Sub II, Inc., First Home Mortgage Corp. ("First Home") and the Stockholders of First Home listed on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of American Home Mortgage Holdings,
                 Inc. (File No. 000-27081) filed with the SEC on February 1,
                 2000).

2.3         --   Stock Purchase Agreement, dated June 13, 2002, by and among
                 Columbia National Holdings, Inc., Columbia National,
                 Incorporated and American Home Mortgage Holdings, Inc.
                 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of American Home Mortgage Holdings, Inc. (File No.
                 000-27081) filed with the SEC on June 14, 2002).

2.4         --   Agreement and Plan of Merger, dated as of July 12, 2003, by and among American Home Mortgage Holdings, Inc., American Home
                 Mortgage Investment Corp. (formerly named AHM New Holdco, Inc.)
                 and Apex Mortgage Capital, Inc. (incorporated by reference to
                 Annex A to Amendment No. 3 to the Registration Statement on
                 Form S-4 of American Home Mortgage Investment Corp. (File No.
                 333-107545) filed with the SEC on October 24, 2003).

2.5         --   Agreement and Plan of Reorganization, dated as of September 11,
                 2003, by and among American Home Mortgage Holdings, Inc.,
                 American Home Mortgage Investment Corp. (formerly named AHM New
                 Holdco, Inc.) and AHM Merger Sub, Inc. (incorporated by reference to Annex B to Amendment No. 3 to the Registration
                 Statement on Form S-4 of American Home Mortgage Investment
                 Corp. (File No. 333-107545) filed with the SEC on October 24,
                 2003).

2.6         --   Second Amended and Restated Agreement and Plan of
                 Reorganization by and between American Home Mortgage Investment
                 Corp., as successor in interest to American Home Mortgage
                 Holdings, Inc., and Valley Bancorp, Inc., dated as of August
                 24, 2001, and amended and restated as of February 10 and June
                 22, 2004 (filed herewith).

3.1         --   Articles of Amendment and Restatement of American Home Mortgage
                 Investment Corp. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of American Home Mortgage
                 Investment Corp. (File No. 001-31916) filed with the SEC on
                 March 15, 2004).

3.2.1       --   Articles Supplementary of American Home Mortgage Investment
                 Corp. establishing and fixing the rights and preferences of its 9.75% Series A Cumulative Redeemable Preferred Stock, which
                 American Home Mortgage Investment Corp. filed with the State
                 Department of Assessments and Taxation of Maryland on July 6,
                 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly
                 Report on Form 10-Q of American Home Mortgage Investment Corp.
                 (File No. 001-31916) filed with the SEC on August 9, 2004).

3.2.2       --   Articles Supplementary of American Home Mortgage Investment
                 Corp. establishing and fixing the rights and preferences of 747,000 additional shares of its 9.75% Series A Cumulative
                 Redeemable Preferred Stock, which American Home Mortgage
                 Investment Corp. filed with the State Department of Assessments and Taxation of Maryland on July 19, 2004 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on August 9, 2004).

3.3         --   Articles Supplementary of American Home Mortgage Investment
                 Corp. establishing and fixing the rights and preferences of its 9.25% Series B Cumulative Redeemable Preferred Stock, which
                 American Home Mortgage Investment Corp. filed with the State
                 Department of Assessments and Taxation of Maryland on December
                 14, 2004 (filed herewith).

3.4         --   Amended and Restated Bylaws of American Home Mortgage
                 Investment Corp. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of American Home Mortgage
                 Investment Corp. (File No. 001-31916) filed with the SEC on
                 March 15, 2004).

4.1         --   Reference is hereby made to Exhibits 3.1 through 3.4 above.

4.2.1       --   Specimen Certificate for the Common Stock of American Home
                 Mortgage Investment Corp. (incorporated by reference to Exhibit
                 4.2 to the Annual Report on Form 10-K of American Home Mortgage
                 Investment Corp. (File No. 001-31916) filed with the SEC on
                 March 15, 2004).

4.2.2       --   Specimen Certificate for the 9.75% Series A Cumulative
                 Redeemable Preferred Stock of American Home Mortgage Investment
                 Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of American Home Mortgage
                 Investment Corp. (File No. 001-31916) filed with the SEC on
                 June 30, 2004).

4.2.3       --   Specimen Certificate for the 9.25% Series B Cumulative
                 Redeemable Preferred Stock of American Home Mortgage Investment
                 Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of American Home Mortgage
                 Investment Corp. (File No. 001-31916) filed with the SEC on
                 December 10, 2004).

10.1.1      --   Employment Agreement, dated as of August 26, 1999, by and
                 between American Home Mortgage Holdings, Inc. and Michael
                 Strauss (incorporated by reference to Exhibit 10.1 to Amendment
                 No. 3 to the Registration Statement on Form S-1 of American
                 Home Mortgage Holdings, Inc. (File No. 333-82409) filed with the SEC on August 31, 1999).

10.1.2      --   Amendment to Employment Agreement, dated as of April 1, 2000, by and between American Home Mortgage Holdings, Inc. and
                 Michael Strauss (incorporated by reference to Exhibit 10.1.2 to
                 Amendment No. 2 to the Registration Statement on Form S-3 on
                 Form S-1 of American Home Mortgage Holdings, Inc. (File No.
                 333-60050) filed with the SEC on June 7, 2001).

10.2        --   Amended and Restated Employment Agreement, dated as of April
                 27, 2004, by and between American Home Mortgage Holdings, Inc.
                 and John A. Johnston (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of American Home Mortgage
                 Investment Corp. (File No. 001-31916) filed with the SEC on May
                 10, 2004).

10.3        --   Employment Agreement, dated as of March 1, 2003, by and between
                 American Home Mortgage Holdings, Inc. and Stephen Hozie
                 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File
                 No. 001-31916) filed with the SEC on March 15, 2004).

10.4        --   Employment Agreement, dated as of December 23, 2002, by and between American Home Mortgage Corp. and Alan Horn
                 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of American Home Mortgage Holdings, Inc. (File No.
                 000-27081) filed with the SEC on March 31, 2003).

10.5        --   Employment Agreement, dated as of June 19, 2003, by and between
                 American Home Mortgage and Tom McDonagh (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.6        --   Employment Agreement, dated as of January 11, 2001, by and between American Home Mortgage Holdings, Inc. and Donald Henig
                 (incorporated by reference to Exhibit 10.36 to the Annual
                 Report on Form 10-K of American Home Mortgage Holdings, Inc.
                 (File No. 000-27081) filed with the SEC on April 1, 2002).

10.7        --   Employment Agreement, dated as of October 1, 2004, by and
                 between American Home Mortgage Holdings, Inc. and Dena Kwaschyn
                 (filed herewith).

10.8        --   Employment Agreement, dated as of September 1, 2003, by and between American Home Mortgage and Ronald Rosenblatt, Ph.D
                 (incorporated by reference to Exhibit 10.10 to the Annual
                 Report on Form 10-K of American Home Mortgage Investment Corp.
                 (File No. 001-31916) filed with the SEC on March 15, 2004).

10.9        --   Employment Agreement, dated as of December 30, 2004, by and between Thomas J. Fiddler and American Home Mortgage Holdings,
                 Inc. (filed herewith).

10.10       --   1999 Omnibus Stock Incentive Plan (incorporated by reference to
                 Exhibit 10.12 to the Annual Report on Form 10-K of American
                 Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.11       --   Amended and Restated 1997 Stock Option Plan of Apex Mortgage
                 Capital, Inc. (incorporated by reference to Annex J to
                 Amendment No. 3 to the Registration Statement on Form S-4 of
                 American Home Mortgage Investment Corp. (File No. 333-107545) filed with the SEC on October 24, 2003).

10.12.1     --   Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities
                 Inc., the Company, American Home Mortgage Acceptance, Inc.,
                 American Home Mortgage Holdings, Inc., American Home Mortgage
                 Corp. and Columbia National, Incorporated (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

10.12.2     --   Amended and Restated Mortgage Loan Repurchase Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities
                 Inc., American Home Mortgage Investment Corp., American Home
                 Mortgage Acceptance, Inc., American Home Mortgage Holdings,
                 Inc., American Home Mortgage Corp. and Columbia National,
                 Incorporated (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Home Mortgage
                 Investment Corp. (File No. 001-31916) filed with the SEC on May
                 10, 2004).

10.12.3     --   Amended and Restated Mortgage Loan Custodial Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities
                 Inc., Deutsche Bank National Trust Company, American Home
                 Mortgage Investment Corp., American Home Mortgage Acceptance,
                 Inc., American Home Mortgage Holdings, Inc., American Home
                 Mortgage Corp. and Columbia National, Incorporated
                 (incorporated by reference to Exhibit 10.5 to the Quarterly
                 Report on Form 10-Q of American Home Mortgage Investment Corp.
                 (File No. 001-31916) filed with the SEC on May 10, 2004).

10.12.4     --   Amended and Restated Mortgage Loan Participation Agreement,
                 dated as of February 6, 2004, by and among UBS Real Estate
                 Securities Inc., American Home Mortgage Investment Corp.,
                 American Home Mortgage Acceptance, Inc., American Home Mortgage
                 Holdings, Inc., American Home Mortgage Corp. and Columbia
                 National, Incorporated (incorporated by reference to Exhibit
                 10.6 to the Quarterly Report on Form 10-Q of American Home
                 Mortgage Investment Corp. (File No. 001-31916) filed with the
                 SEC on May 10, 2004).

10.12.5     --   Amended and Restated Custodial Agreement, dated as of February
                 6, 2004, by and among UBS Real Estate Securities Inc., Deutsche
                 Bank National Trust Company, American Home Mortgage Investment
                 Corp., American Home Mortgage Acceptance, Inc., American Home
                 Mortgage Holdings, Inc., American Home Mortgage Corp. and
                 Columbia National, Incorporated (incorporated by reference to
                 Exhibit 10.7 to the Quarterly Report on Form 10-Q of American
                 Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

10.13.1     --   Second Amended and Restated Master Repurchase Agreement, dated as of June 1, 2004, by and among American Home Mortgage
                 Investment Corp., American Home Mortgage Acceptance, Inc.,
                 American Home Mortgage Holdings, Inc., American Home Mortgage
                 Corp., Columbia National, Incorporated, and CDC Mortgage
                 Capital Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of American Home Mortgage
                 Investment Corp. (File No. 001-31916) filed with the SEC on
                 August 9, 2004).

10.13.2     --   Second Amended and Restated Custodial and Disbursement
                 Agreement, dated as of June 1, 2004, by and among American Home
                 Mortgage Investment Corp., American Home Mortgage Acceptance,
                 Inc., American Home Mortgage Holdings, Inc., American Home
                 Mortgage Corp., Columbia National, Incorporated, CDC Mortgage
                 Capital Inc., and Deutsche Bank National Trust Company
                 (incorporated by reference to Exhibit 10.4 to the Quarterly
                 Report on Form 10-Q of American Home Mortgage Investment Corp.
                 (File No. 001-31916) filed with the SEC on August 9, 2004).

10.14.1     --   Loan Agreement, dated as of August 8, 2003, by and among AHM
                 SPV I, LLC, La Fayette Asset Securitization LLC, Credit
                 Lyonnais New York Branch, and American Home Mortgage Corp.
                 (incorporated by reference to Exhibit 10.17.1 to the Annual
                 Report on Form 10-K of American Home Mortgage Investment Corp.
                 (File No. 001-31916) filed with the SEC on March 15, 2004).

10.14.2     --   Collateral Agency Agreement, dated as of August 8, 2003, by and among AHM SPV I, LLC, American Home Mortgage Corp., Credit
                 Lyonnais New York Branch, and Deutsche Bank National Trust
                 Company (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K of American Home Mortgage Investment
                 Corp. (File No. 001-31916) filed with the SEC on March 15,
                 2004).

10.14.3     --   Originator Performance Guaranty, dated as of August 8, 2003, by
                 American Home Mortgage Holdings, Inc. in favor of AHM SPV I,
                 LLC, together with Assignment of Originator Performance
                 Guaranty, dated as of August 8, 2003, in favor of Credit
                 Lyonnais New York Branch (incorporated by reference to Exhibit
                 10.17.3 to the Annual Report on Form 10-K of American Home
                 Mortgage Investment Corp. (File No. 001-31916) filed with the
                 SEC on March 15, 2004).

10.14.4     --   Servicer Performance Guaranty, dated as of August 8, 2003, by
                 American Home Mortgage Holdings, Inc. in favor of Credit
                 Lyonnais New York Branch (incorporated by reference to Exhibit
                 10.17.4 to the Annual Report on Form 10-K of American Home
                 Mortgage Investment Corp. (File No. 001-31916) filed with the
                 SEC on March 15, 2004).

10.15.1     --   Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage
                 Corp., American Home Mortgage Acceptance, Inc., American Home
                 Mortgage Investment Corp., American Home Mortgage Holdings,
                 Inc., Columbia National, Incorporated, the Lenders from time to time party thereto, and Morgan Stanley Bank (incorporated by reference to Exhibit 10.18.1 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.15.2     --   Fourth Amended and Restated Promissory Note, dated as of
                 November 26, 2003, made by American Home Mortgage Corp.,
                 American Home Mortgage Acceptance, Inc., the Registrant,
                 American Home Mortgage Holdings, Inc., and Columbia National,
                 Incorporated, in favor of Morgan Stanley Bank (incorporated by reference to Exhibit 10.18.2 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.15.3     --   Amended and Restated Custodial Agreement, dated as of November
                 26, 2003, by and among American Home Mortgage Corp., American
                 Home Mortgage Acceptance, Inc., American Home Mortgage
                 Investment Corp., American Home Mortgage Holdings, Inc.,
                 Columbia National, Incorporated, Morgan Stanley Bank and
                 Deutsche Bank National Trust Company (incorporated by reference to Exhibit 10.18.3 to the Annual Report on Form 10-K of
                 American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.15.4     --   Amendment No. 6, dated as of September 27, 2004, to the Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp.,
                 American Home Mortgage Acceptance, Inc., American Home Mortgage
                 Investment Corp., American Home Mortgage Holdings, Inc., and
                 American Home Mortgage Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2004).

10.15.5     --   Amendment No. 1, dated as of September 27, 2004, to the Amended and Restated Custodial Agreement, dated as of November 26,
                 2003, by and among American Home Mortgage Corp., American Home
                 Mortgage Acceptance, Inc., American Home Mortgage Investment
                 Corp., American Home Mortgage Holdings, Inc., and American Home
                 Mortgage Servicing, Inc., Deutsche Bank National Trust Company, and Morgan Stanley Bank (incorporated by reference to Exhibit
                 10.5 to the Quarterly Report on Form 10-Q of American Home
                 Mortgage Investment Corp. (File No. 001-31916) filed with the
                 SEC on November 9, 2004).

10.16       --   Agreement of Lease, dated October 20, 1995, between Reckson
                 Operating Partnership, L.P., as Landlord, Choicecare Long
                 Island, Inc., as Assignor, and American Home Mortgage Corp., as
                 Assignee, as amended on September 30, 1999 (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of American Home Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on March 30, 2000).

10.17       --   Agreement of Lease, dated as of November 24, 2003, between AHM
                 SPV II, LLC, and American Home Mortgage Corp. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.18       --   Lease Agreement, dated as of November 1, 2003, between Suffolk
                 County Development Agency (Suffolk County, New York) and AHM
                 SPV II, LLC (incorporated by reference to Exhibit 10.21 to the
                 Annual Report on Form 10-K of American Home Mortgage Investment
                 Corp. (File No. 001-31916) filed with the SEC on March 15,
                 2004).

10.19       --   First Amendment, dated as of September 1, 2004, to the Mortgage
                 Loan Purchase and Sale Agreement, dated as of January 1, 2004, by and among Greenwich Capital Financial Products, Inc.,
                 American Home Mortgage Corp., and American Home Mortgage
                 Servicing, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of American Home Mortgage
                 Investment Corp. (File No. 001-31916) filed with the SEC on
                 November 9, 2004).

21.1        --   Subsidiaries of American Home Mortgage Investment Corp. (filed herewith).

23.1        --   Consent of Deloitte & Touche LLP (filed herewith).

31.1        --   Certification of Chief Executive Officer pursuant to Rule
                 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of
                 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002 (filed herewith).

31.2        --   Certification of Chief Financial Officer pursuant to Rule
                 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of
                 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002 (filed herewith).

32.1        --   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2        --   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1        --   Press Release, dated March 14, 2005 (filed herewith).