Form 10-K/A
period 2004-12-31
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2005-04-22
CIK 1256536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

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

                      Documents Incorporated By Reference:

The information required to be furnished pursuant to Part III of this report on Form 10-K/A will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the registrant's 2005 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2004.

                                TABLE OF CONTENTS
                                -----------------

This amendment on Form 10-K/A reflects the restatement of the consolidated financial statements of American Home Mortgage Investment Corp., as discussed in
Note 25 to the consolidated financial statements. Management of the Company identified material weaknesses in the Company's internal control over financial reporting, as discussed in Item 9A.

All of the information in this Form 10-K/A is as of March 16, 2005, the filing date of the original Form 10-K for the year ended December 31, 2004, and has not been updated for events subsequent to that date other than for the matter discussed above.

                                                                           Page
                                                                           ----


                                     PART I

Item 1.     Business.......................................................  3

Item 2.     Properties..................................................... 13

Item 3.     Legal Proceedings.............................................. 13

Item 4.     Submission of Matters to a Vote of Security Holders............ 14

                                     PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.............. 15

Item 6.     Selected Financial Data........................................ 17

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................... 19

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk..... 34

Item 8.     Financial Statements and Supplementary Data.................... 34

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 34

Item 9A.    Controls and Procedures........................................ 35

Item 9B.    Other Information ............................................. 38

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant............. 39

Item 11.    Executive Compensation......................................... 39

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................ 39

Item 13.    Certain Relationships and Related Transactions................. 39

Item 14.    Principal Accountant Fees and Services......................... 39

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules..................... 40

Signatures................................................................. 41

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

As of December 31, 2004, the Company held a leveraged portfolio of mortgage-backed securities in the amount of approximately $6.0 billion in order to generate net interest income and serviced approximately 104,000 loans with an aggregate principal amount of approximately $16.8 billion. As of December 31, 2004, the Company operated more than 400 loan production offices located in 43 states and made loans throughout all 50 states and the District of Columbia. The Company originated approximately $23.1 billion in aggregate principal amount of loans in 2004 and for the fourth quarter of 2004 was ranked as the nation's 20th largest residential mortgage lender according to National Mortgage News.

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

The certifications by the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as Exhibits 31.1 and 31.2, respectively, to this report on Form 10-K/A. The Company also has submitted to the NYSE its 2004 Annual Chief Executive Officer Certification required pursuant to NYSE Corporate Governance Standards
Section 303A.12(a), to the effect that, as of the date of such certification, the Chief Executive Officer of the Company was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

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

A growing percentage of the Company's portfolio of mortgage-backed securities consists of self-originated securities, and a core strategy of the Company is to hold self-originated securities, which the Company has, to date, been able to produce at a lower cost than the price for comparable securities offered for sale in the capital markets. We believe that the cost advantage we obtain from self-originating loans, and holding such loans in securitized form in the REIT or in our primary QRS, is primarily the result of two economic factors. First, through self-origination, we avoid the intermediation costs associated with purchasing mortgage assets in the capital markets. Second, the REIT or our primary QRS is able to acquire loan applications from our TRSs, rather than purchase closed loans, at a price substantially less than the purchase price of a closed loan.

The size of the Company's leveraged portfolio of mortgage-backed securities was $6.0 billion as of December 31, 2004. The Company's securities are funded through borrowings in the reverse repurchase market. Our termed repurchase agreements generally have maturities ranging from one to twelve months. Our securities portfolio is managed defensively to mitigate interest rate, credit and liability rollover risks. Interest rate risk is managed by using swaps to extend the duration of the reverse repurchases, thereby causing the Company to approximately achieve a "matched book," with the durations of its assets and liabilities approximately equal. In addition, because we are focused on holding ARM, rather than fixed-rate, loans, we believe we will be less adversely affected by prepayments due to falling interest rates or a reduction in our net interest income due to rising interest rates. Credit risk is managed by holding primarily high-credit quality securities; approximately 95% of the securities we hold are either agency obligations or are rated AAA or AA by Standard & Poor's. Agency securities are mortgage-backed securities for which a U.S. government agency or a government-sponsored or federally chartered corporation, such as Ginnie Mae, Fannie Mae or Freddie Mac, guarantees payments of principal or interest on the certificates. Agency securities are not rated, but carry an implied AAA rating.

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

Our newly originated loans held pending sale or securitization were $4.9 billion as of December 31, 2004. These loans are financed through our commercial paper program, collateralized debt obligations and through borrowings from banks and securities dealers. The interest rate risk posed by our agency eligible conforming loans and most of our non-conforming loans is hedged through forward sales, interest rate swaps or interest rate caps.

Mortgage Products
-----------------

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

The following table summarizes information with respect to the most significant categories of mortgage loans the Company originated for the years ended December 31, 2004 and 2003:

                            LOAN ORIGINATION SUMMARY

                                                                                                       % of Total
              Loan Type                      Number of Loans            Loan Originations           Dollar Originations
-------------------------------------  ---------------------------  --------------------------  ---------------------------
                                         Year Ended December 31,     Year Ended December 31,      Year Ended December 31,
                                       ---------------------------  --------------------------  ---------------------------
(Dollars in millions)                       2004          2003          2004          2003          2004          2003
-------------------------------------  --------------  -----------  ------------  ------------  ------------  -------------
Conventional conforming fixed rate             43,295       77,303   $   7,147.5   $  12,702.9         31.0%          58.5%
Adjustable rate mortgages                      34,023       18,987       8,466.9       4,116.1          36.7           19.0
Government fixed rate                           8,840       17,434       1,162.7       2,296.3           5.0           10.6
Jumbo fixed rate                                3,953        3,100       1,704.1       1,393.4           7.4            6.4
Alternate "A"                                  16,102        2,911       3,091.2         569.5          13.4            2.6
Non-prime                                       3,044        2,500         465.9         360.0           2.0            1.7
Home equity/Second                             19,927        6,957       1,025.7         254.5           4.5            1.2
Construction                                        7           45           1.3          10.5             -              -
Bridge                                             19           20           3.8           2.1             -              -
                                       --------------  -----------  ------------  ------------  ------------  -------------
Loan Originations                             129,210      129,257   $  23,069.1   $  21,705.3        100.0%         100.0%
                                       ==============  ===========  ============  ============  ============  =============

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

Loan Underwriting
-----------------

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

Quality Control
---------------

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

Sale of Loans and Servicing Rights
----------------------------------

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

On December 31, 2004, the carrying value of the Company's MSRs was $151.4 million. The MSRs are financed by borrowings from a bank syndicate and are not hedged due to their counter-cyclicality with the Company's mortgage origination business and their relatively small size.

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

As of December 31, 2004, AHM Servicing serviced approximately 104,000 loans with an aggregate principal amount of approximately $16.8 billion. The average annual servicing fee on our servicing portfolio as of December 31, 2004, was 0.348% of the principal amount of each loan we service. Our servicing business collects mortgage payments, administers tax and insurance escrows, seeks to mitigate losses on defaulted loans and responds to borrower inquiries.

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

The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans serviced for others for the years ended December 31, 2004 and 2003:

LOANS SERVICED FOR OTHERS                                                  Year Ended December 31,
                                                                       -------------------------------
(In millions)                                                               2004             2003
                                                                       --------------   --------------
Composition at end of year:
Conventional mortgage loans                                             $    10,926.8    $     6,232.4
FHA-insured mortgage loans                                                      823.1          1,708.6
VA-guaranteed mortgage loans                                                    205.7            331.3
                                                                       --------------   --------------
Loans serviced for others at end of year                                $    11,955.6    $     8,272.3
                                                                       ==============   ==============

Loans serviced for others at beginning of year                          $     8,272.3    $     8,541.8
Loans sold or securitized with servicing retained                             6,981.1          3,715.0
Prepayments and foreclosures                                                 (2,649.1)        (3,818.5)
Amortization                                                                   (648.7)          (166.0)
                                                                       --------------   --------------
Loans serviced for others at end of year                                $    11,955.6    $     8,272.3
                                                                       ==============   ==============

Delinquent mortgage loans and pending foreclosures at end of year
30 days                                                                 $       201.9    $       211.5
60 days                                                                          42.4             44.4
90 days                                                                          51.5             35.8
                                                                       --------------   --------------
Total delinquencies                                                     $       295.8    $       291.7
                                                                       ==============   ==============
Foreclosures pending                                                    $        44.6    $        54.5
                                                                       ==============   ==============

At December 31, 2004, the Company's servicing portfolio of single-family mortgage loans serviced for others was stratified by interest rate as follows:

                                                        December 31, 2004
(Dollars in millions)  -----------------------------------------------------------------------------------
      Interest             Principal           Percent of         Weighted Average          Mortgage
        Rate                Balance          Total Principal     Maturity (Years)       Servicing Rights
---------------------  -----------------   ------------------   --------------------   -------------------
Under 6%                $        8,284.1                69.3%                   26.8    $            110.1
6.00-6.99%                       2,228.5                18.6%                   26.4                  24.2
7.00-7.99%                       1,096.2                 9.2%                   25.1                  14.1
8% and over                        346.8                 2.9%                   23.4                   4.1
                       -----------------   ------------------   --------------------   -------------------
                        $       11,955.6               100.0%                   26.5    $            152.5
                       =================   ==================                          ===================

The weighted-average interest rate of the single-family mortgage loans serviced for others as of December 31, 2004 was 5.5%. As of December 31, 2004, 39% of loans serviced for others bore interest at fixed rates and 61% bore interest at adjustable rates. The weighted average net service fee of the Company's loans serviced for others was 0.348% as of December 31, 2004. The weighted-average interest rate of the Company's fixed-rate loans serviced for others was 6.32% as of December 31, 2004.

Financial Information About Industry Segments

The Company primarily conducts its business in three principal segments: mortgage-backed securities holdings, loan origination and loan servicing. The business conducted by each segment is described above under "Description of Our Business." Additional financial information regarding the Company's business segments as of December 31, 2004, December 31, 2003, and December 31, 2002, and for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, is set forth in Note 23 to Consolidated Financial Statements, entitled "Segments and Related Information," and is incorporated herein by reference.

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

In reading this report on Form 10-K/A and the tax disclosure set forth above, please note that although the Company is combined with all of its subsidiaries for financial accounting purposes, for federal income tax purposes, only AHM Investment and AHM Acceptance (and their assets and income) constitute the REIT, and the Company's remaining subsidiaries constitute a separate consolidated group subject to regular corporate income taxes.

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

Columbia National, Incorporated
-------------------------------

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

The following table shows the high, low and closing sales prices for our common stock during each fiscal quarter during the years ended December 31, 2004 and 2003 and the cash distributions per share declared during each such period:

                                                   Stock Prices
                                     -----------------------------------------       Cash Distributions
                                         High           Low           Close          Declared Per Share
                                     -----------    -----------    -----------    -----------------------
Year Ended December 31, 2004
Fourth Quarter                           $34.50        $25.00        $34.25                        $0.66
Third Quarter                             31.65         24.90         27.95                         0.61
Second Quarter                            29.15         21.80         25.93                         0.61
First Quarter                             28.85         21.10         28.80                         0.55
Year Ended December 31, 2003
Fourth Quarter                           $25.27        $17.50        $22.51                        $0.55
Third Quarter                             23.90         14.88         17.57                         0.13
Second Quarter                            21.20          9.94         19.36                         0.13
First Quarter                             10.90          9.56         10.01                         0.10

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

Information regarding our equity compensation plans as of December 31, 2004 is disclosed in Item 12 of this report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Issuances of Unregistered Securities
-------------------------------------------

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

      (In thousands, except per share and operating data)

                                                                       As of and for the Years Ended December 31,
                                                 ---------------------------------------------------------------------------------
                                                         2004 (As            2003             2002           2001          2000
                                                       restated)(4)
                                                 ---------------------------------------------------------------------------------
Statement of Income Data:
Net interest income                                    $    112,933     $     49,031     $     24,837     $    9,098    $    3,271
Gain on sales of mortgage loans                             134,099          376,605          216,595        118,554        52,731
Gain on securitizations of mortgage loans                    40,120              149               --             --            --
Unrealized gain on mortgage-backed securities
  and derivatives                                            75,460            3,272               --             --            --
Net loan servicing loss                                      (4,467)          (6,365)         (12,758)            --            --
Total revenues (1)                                          365,241          432,131          232,821        128,053        58,280
Total non-interest expenses                                 315,904          310,114          165,261         88,494        48,622
Income before income tax (benefit) expense                   49,337          122,017           67,560         41,701         9,658
Income tax (benefit) expense                                (25,575)          48,223           28,075         16,253         4,267
Net income                                                   74,912           73,794           39,485         25,448         5,391
Net income available to common shareholders                  70,924           73,794           39,485         25,448         5,391

Per share data:
Basic earnings per share                               $       1.89     $       4.16     $       2.72     $     2.45    $     0.63
Diluted earnings per share                                     1.86             4.07             2.65           2.34          0.63
Dividends declared per share                                   2.43             0.91             0.15           0.12            --

Weighted average number of shares outstanding:
Basic                                                        37,612           17,727           14,509         10,374         8,580
Diluted                                                      38,087           18,113           14,891         10,883         8,580

Balance Sheet Data (end of period):
Cash and cash equivalents                              $    192,821     $     53,148     $     24,416     $   26,393    $    6,005
Mortgage-backed securities                                6,016,866        1,763,628               --             --            --
Mortgage loans held for sale, net                         4,853,394        1,216,353          811,188        419,351       143,967
Mortgage servicing rights, net                              151,436          117,784          109,023             46            37
Total assets                                             11,555,797        3,404,690        1,119,050        501,125       183,532
Warehouse lines of credit                                   735,783        1,121,760          728,466        351,454       130,484
Commercial paper                                            529,790               --               --             --            --
Reverse repurchase agreements                             7,071,168        1,344,327               --             --            --
Collateralized debt obligations                           2,022,218               --               --             --            --
Total liabilities                                        10,729,535        3,006,720          954,954        422,508       156,920
Total stockholders' equity                                  826,262          397,970          164,096         78,617        26,612

Ratios:
Return on average common equity (2)                           10.42%           34.11%           32.52%         54.15%        24.66%
Debt to equity ratio (3)                                      12.73             6.51             5.11           4.96          5.37

Operating Data:
Loan originations                                      $ 23,069,085     $ 21,705,250     $ 12,196,000     $7,766,000    $3,043,000
     Retail                                              11,238,235       16,386,791       10,329,000      6,495,000     2,749,000
     Wholesale                                           11,830,850        5,318,459        1,867,000      1,271,000       294,000
Loans sold to third parties                              13,685,246       20,758,110       12,331,000      7,497,000     2,967,000
Loan servicing portfolio - loans sold or securitized     11,955,608        8,272,294        8,541,723         23,951         7,900
Loans securitized and held                                1,847,987          586,573               --             --            --

------------------------
(1)   Total revenues consist of net interest income and non-interest income.

(2) This measure is calculated by dividing net income available to common shareholders by the average common stockholders' equity outstanding during the year expressed as a percentage.

(3) This ratio is calculated by dividing debt, which is comprised of reverse repurchase agreements, collateralized debt obligations, warehouse lines of credit, commercial paper and other borrowings, by stockholders' equity.

(4) See Note 25 to the consolidated financial statements related to the restatement of the consolidated financial statements for 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis reflects the restatement of our consolidated financial statements, as discussed in Note 25 to the consolidated financial statements.

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

Financial Condition

At December 31, 2004, 52.1% of our total assets were mortgage-backed securities and 42.0% were mortgage loans held for sale, compared to 51.8% and 35.7%, respectively, at December 31, 2003.

Total assets increased $8.2 billion to $11.6 billion at December 31, 2004 from $3.4 billion at December 31, 2003. The increase primarily reflects an increase in mortgage-backed securities of $4.3 billion and an increase in mortgage loans held for sale of $3.6 billion. The growth in mortgage-backed securities and mortgage loans held for sale was primarily funded by an increase in reverse repurchase agreements of $5.7 billion and an increase in collateralized debt obligations of $2.0 billion. We began issuing commercial paper in the quarter ended June 30, 2004, to fund our loans held for sale. As of December 31, 2004, we had $529.8 million of commercial paper outstanding, which allowed us to reduce the amount of loans funded by warehouse lines of credit.

The following table summarizes our mortgage-backed securities owned at December 31, 2004 and 2003, classified by type of issuer and by ratings categories:

                                                                    December 31, 2004
                                 -----------------------------------------------------------------------------------------
                                       Trading Securities      Securities Available for Sale             Total
                                 ----------------------------  -----------------------------  ----------------------------
                                    Carrying                      Carrying                       Carrying
                                     Value      Portfolio Mix      Value       Portfolio Mix      Value      Portfolio Mix
                                 -------------  -------------  --------------  -------------  -------------  -------------
                                                                   (Dollars in thousands)
Agency securities                 $         --             --%  $     612,513          14.5%   $    612,513          10.2%

Privately issued:
   AAA                               1,634,702           90.6       3,542,772           84.1      5,177,474           86.0
   AA                                       --             --          16,043            0.4         16,043            0.3
   A                                    58,480            3.2          15,750            0.4         74,230            1.2
  BBB                                   58,153            3.2           7,910            0.2         66,063            1.1
  Unrated                               54,591            3.0          15,952            0.4         70,543            1.2
                                 -------------  -------------  --------------  -------------  -------------  -------------
Total                             $  1,805,926         100.0%   $   4,210,940         100.0%   $  6,016,866         100.0%
                                 =============  =============  ==============  =============  =============  =============

                                                                    December 31, 2003
                                 -----------------------------------------------------------------------------------------
                                       Trading Securities      Securities Available for Sale             Total
                                 ----------------------------  -----------------------------  ----------------------------
                                    Carrying                      Carrying                       Carrying
                                     Value      Portfolio Mix      Value       Portfolio Mix      Value      Portfolio Mix
                                 -------------  -------------  --------------  -------------  -------------  -------------
                                                                   (Dollars in thousands)
Agency securities                 $    287,577          60.0%   $     713,790          55.6%   $  1,001,367          56.8%

Privately issued:
   AAA                                 167,974           35.0         570,025           44.4        737,999           41.8
   AA                                   11,322            2.4              --             --         11,322            0.6
   A                                     6,470            1.3              --             --          6,470            0.4
  Unrated                                6,470            1.3              --             --          6,470            0.4
                                 -------------  -------------  --------------  -------------  -------------  -------------
Total                             $    479,813         100.0%   $   1,283,815         100.0%   $  1,763,628         100.0%
                                 =============  =============  ==============  =============  =============  =============

The following table classifies our mortgage-backed securities portfolio by type of interest rate index at December 31, 2004 and 2003:

                                                                 December 31, 2004
                                     ----------------------------------------------------------------------------
                                                                     Securities
                                        Trading Securities       Available for Sale              Total
                                     ------------------------  ------------------------  ------------------------
                                       Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                                         Value        Mix          Value        Mix          Value        Mix
                                     ------------  ----------  ------------  ----------  ------------  ----------
                                                               (Dollars in thousands)
Index:
One-month LIBOR                       $    86,199        4.8%   $   114,149        2.7%   $   200,348        3.3%
Six-month LIBOR                           829,413        45.9     2,385,582        56.7     3,214,995        53.4
One-year LIBOR                            890,314        49.3     1,231,392        29.2     2,121,706        35.3
One-year constant maturity treasury            --          --       479,817        11.4       479,817         8.0
                                     ------------  ----------  ------------  ----------  ------------  ----------
Total                                 $ 1,805,926      100.0%   $ 4,210,940      100.0%   $ 6,016,866      100.0%
                                     ============  ==========  ============  ==========  ============  ==========

                                                                 December 31, 2003
                                     ----------------------------------------------------------------------------
                                                                     Securities
                                       Trading Securities        Available for Sale               Total
                                     ------------------------  ------------------------  ------------------------
                                      Carrying     Portfolio    Carrying     Portfolio     Carrying    Portfolio
                                        Value         Mix         Value         Mix         Value         Mix
                                     ------------  ----------  ------------  ----------  ------------  ----------
                                                               (Dollars in thousands)
Index:
One-month LIBOR                       $  189,772        39.6%   $        --         --%   $   189,772       10.8%
Six-month LIBOR                               --           --       517,248        40.3       517,248        29.3
One-year LIBOR                           261,548         54.5       610,963        47.6       872,511        49.5
One-year constant maturity treasury       28,493          5.9       155,604        12.1       184,097        10.4
                                     ------------  ----------  ------------  ----------  ------------  ----------
Total                                 $  479,813       100.0%   $ 1,283,815      100.0%   $ 1,763,628      100.0%
                                     ============  ==========  ============  ==========  ============  ==========

The following table classifies our mortgage-backed securities portfolio by product type at December 31, 2004 and 2003:

                                                                 December 31, 2004
                            ---------------------------------------------------------------------------------------------
                                                                     Securities
                                  Trading Securities             Available for Sale                    Total
                            ------------------------------  -----------------------------  ------------------------------
                               Carrying                        Carrying                       Carrying
                                 Value       Portfolio Mix       Value      Portfolio Mix       Value       Portfolio Mix
                            --------------  --------------  -------------   -------------  --------------  --------------
                                                               (Dollars in thousands)
Product:
ARMs less than 3 years       $     149,040            8.3%   $    954,794           22.7%   $   1,103,834           18.3%
3/1 Hybrid ARM                     381,831            21.1        488,696            11.6         870,527            14.5
5/1 Hybrid ARM                   1,275,055            70.6      2,767,450            65.7       4,042,505            67.2
                            --------------  --------------  -------------   -------------  --------------  --------------
Total                        $   1,805,926          100.0%   $  4,210,940          100.0%   $   6,016,866          100.0%
                            ==============  ==============  =============   =============  ==============  ==============

                                                                 December 31, 2003
                            ---------------------------------------------------------------------------------------------
                                                                     Securities
                                  Trading Securities             Available for Sale                    Total
                            ------------------------------  -----------------------------  ------------------------------
                               Carrying                        Carrying                       Carrying
                                 Value       Portfolio Mix       Value      Portfolio Mix       Value       Portfolio Mix
                            --------------  --------------  -------------   -------------  --------------  --------------
                                                               (Dollars in thousands)
Product:
ARMs less than 3 years       $     189,771           39.6%   $    212,897           16.6%   $     402,668           22.8%
3/1 Hybrid ARM                     133,019            27.7        415,674            32.4         548,693            31.1
5/1 Hybrid ARM                     133,140            27.7        619,688            48.2         752,828            42.7
7/1 Hybrid ARM                      23,883             5.0         35,556             2.8          59,439             3.4
                            --------------  --------------  -------------   -------------  --------------  --------------
Total                        $     479,813          100.0%   $  1,283,815          100.0%   $   1,763,628          100.0%
                            ==============  ==============  =============   =============  ==============  ==============

During the year ended December 31, 2004, we purchased $5.3 billion of mortgage-backed securities and added $3.9 billion of self-originated mortgage-backed securities to our portfolio.

During the year ended December 31, 2004, we sold $3.6 billion of mortgage-backed securities. Of the mortgage-backed securities sold, $2.0 billion were created by our securitizations and $1.6 billion were market-purchased.

The average cost basis of our mortgage-backed securities, excluding unrealized gains and losses, was 100.8% of par as of December 31, 2004 and 101.5% of par as of December 31, 2003.

We had a payable for securities purchased of $259.7 million as of December 31, 2003.

Results of Operations

Comparison of the Years Ended December 31, 2004 and 2003


Overview
--------

Net income for the year ended December 31, 2004 was $74.9 million compared to $73.8 million for the year ended December 31, 2003, an increase of $1.1 million, or 1.5%. This increase was the result of a $73.8 million decrease in income tax expense and a $63.9 million increase in net interest income, partly offset by a $130.8 million decrease in non-interest income and a $5.8 million increase in non-interest expenses. The $130.8 million decrease in non-interest income consists of a $242.5 million decrease in gain on sales of mortgage loans which includes a $30.7 million reduction associated with the Company's adoption of SAB No. 105, and a $0.2 million decrease in other non-interest income, partly offset by a $70.0 million increase in realized and unrealized gains on mortgage-backed securities and derivatives, a $40.0 million increase in gain on securitizations of mortgage loans and a 1.9 million increase in net loan servicing fees in 2004 versus 2003.

Net Interest Income
-------------------

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense:

(Dollars in thousands)                                                Year Ended December 31,
                                        --------------------------------------------------------------------------------
                                                          2004                                      2003
                                        --------------------------------------------------------------------------------
                                          Average                      Average       Average                   Average
                                          Balance       Interest     Yield/Cost      Balance      Interest    Yield/Cost
                                        ------------  ------------  -----------  -------------  ------------  ----------
Interest earning assets:
  Mortgage-backed securities, net (1)    $ 5,268,631   $   191,563        3.64%   $     64,755   $     2,337       3.61%
  Mortgage loans held for sale             2,289,517       122,743        5.36%      1,679,835       103,680       6.17%
                                        ------------  ------------               -------------  ------------
                                           7,558,148       314,306        4.16%      1,744,590       106,017       6.08%
                                        ------------  ------------               -------------  ------------

Interest bearing liabilities:
  Warehouse lines of credit (2)            1,349,435        53,650        3.98%      1,646,238        53,906       3.27%
  Commercial paper                           744,335        16,541        2.22%            -             -           -
  Reverse repurchase agreements (3)        4,976,437       124,637        2.50%         47,051           630       1.34%
  Collateralized debt obligations             56,207         1,775        3.16%            -             -           -
  Notes payable                              118,592         4,770        4.02%         65,915         2,450       3.72%
                                        ------------  ------------               -------------  ------------
                                           7,245,006       201,373        2.78%      1,759,204        56,986       3.24%
                                        ------------  ------------               -------------  ------------

Net interest income                                    $   112,933                               $    49,031
                                                      ============                              ============
Interest rate spread                                                      1.38%                                    2.84%
                                                                    ===========                               ==========
Net interest margin                                                       1.49%                                    2.81%
                                                                    ===========                               ==========

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

                                           Year Ended December 31, 2004
                                                   Compared to
(In thousands)                             Year Ended December 31, 2003
                                   --------------------------------------------
                                      Average        Average
                                       Rate          Volume           Total
                                   -------------   ------------   -------------

Mortgage-backed securities, net     $         18    $   189,208    $    189,226
Mortgage loans held for sale             (14,937)        34,000          19,063
                                   -------------   ------------   -------------
Interest income                          (14,919)       223,208         208,289
                                   -------------   ------------   -------------

Warehouse lines of credit                 10,414        (10,670)           (256)
Commercial paper                              --         16,541          16,541
Reverse repurchase agreements              1,022        122,985         124,007
Collateralized debt obligations               --          1,775           1,775
Notes payable                                216          2,104           2,320
                                   -------------   ------------   -------------
Interest expense                          11,652        132,735         144,387
                                   -------------   ------------   -------------

Net interest income                 $    (26,571)   $    90,473    $     63,902
                                   =============   ============   =============

Interest Income: Interest income on mortgage-backed securities for the year ended December 31, 2004 was $191.5 million, compared to $2.3 million for the year ended December 31, 2003, a $189.2 million increase. This increase reflects the commencement of our holding mortgage-backed securities for net interest income on December 3, 2003, as a result of the reorganization of the Company into a REIT and the merger with Apex.

Interest income on our mortgage loans held for sale for the year ended December 31, 2004 was $122.8 million, compared to $103.7 million for the year ended December 31, 2003, an increase of $19.1 million, or 18.4%. The increase in loans held for sale interest income was primarily the result of an increase in average volume, partly offset by a decrease in average rate in 2004 versus 2003.

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

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives
------------------------------------------------------------------

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

Gain on Securitizations of Mortgage Loans: Gain on securitizations of mortgage loans totaled $40.1 million during the year ended December 31, 2004 compared to $0.1 million during the year ended December 31, 2003. These gains reflect the gains that existed on the date of securitization of self-originated loans relating to the sale of resultant securities. We securitized loans totaling $9.3 billion during the year ended December 31, 2004, of which $1.9 billion were accounted for as sales, compared to $521.7 million of total securitized loans during the year ended December 31, 2003, of which $22.1 million were accounted for as sales. The increased volume of loans securitized in 2004 versus 2003 reflects our business strategy since our REIT conversion to securitize ARM loans that we originate. The remaining $7.4 billion of securitized loans in 2004 consists of $3.9 billion of mortgage-backed securities and $3.5 billion of mortgage loans collateralizing debt obligations created with the execution of securitization transactions.

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

Unrealized Gain on Mortgage-Backed Securities and Derivatives: We recognized $75.5 million of unrealized gain on mortgage-backed securities and derivatives relating to market valuations of mortgage-backed securities and derivatives classified in the trading portfolio during the year ended December 31, 2004, compared to $3.3 million during the year ended December 31, 2003. During the year ended December 31, 2004, unrealized gain on mortgage-backed securities and derivatives includes $67.8 million of unrealized gain on mortgage-backed securities that existed on the date of securitization, $23.1 million of mark-to-market unrealized loss on our mortgage-backed securities portfolio and $30.8 million of unrealized gain on related interest rate swaps.

Net Loan Servicing Fees
-----------------------

Net loan servicing fees were a loss of $4.5 million for the year ended December 31, 2004, compared to a loss of $6.4 million for the year ended December 31, 2003.

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

Impairment (Provision) Recovery of MSRs: We recognized a temporary impairment provision of $12.4 million for the year ended December 31, 2004 versus a temporary impairment recovery of $6.3 million for the year ended December 31, 2003, resulting in a decrease in net loan servicing fees of $18.7 million. The increase in impairment provision in the year ended December 31, 2004 was due to a decrease in the fair value of MSRs, which was attributable to a subsequent increase in estimated future prepayment speeds versus the initial estimated future prepayment speeds used to value the MSR upon securitization.

Other Non-Interest Income
-------------------------

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

Non-Interest Expenses
---------------------

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

Income Tax (Benefit) Expense
----------------------------

Income tax expense decreased to a benefit of $25.6 million for the year ended December 31, 2004, from an expense of $48.2 million for the year ended December 31, 2003, a decrease of $73.8 million. The decrease in income tax expense in 2004 versus 2003 reflects a decrease in income before income taxes relating to our TRS.

Loan Originations
-----------------

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

Overview
--------

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


Net Interest Income
-------------------

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

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives
------------------------------------------------------------------

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

Net Loan Servicing Fees
-----------------------

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

Other Non-Interest Income
-------------------------

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


Non-Interest Expenses
---------------------

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

Income Tax Expense
------------------

Income tax expense increased to $48.2 million for the year ended December 31, 2003, from $28.1 million for the year ended December 31, 2002, an increase of $20.1 million. The increase in income tax expense in 2003 versus 2002 reflects an increase in income before income taxes relating to our TRS.

Loan Originations
-----------------

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

We issued adjustable rate collateralized debt obligations, which are collateralized by ARM loans held for sale that have been placed in a trust. The trust receives cash flows from the loans held for sale collateral and uses this cash to make principal and interest payments on the debt.

Cash and cash equivalents increased to $192.8 million at December 31, 2004, from $53.1 million at December 31, 2003.

Our primary sources of cash and cash equivalents during the year ended December 31, 2004, were as follows:

      o     $5.7 billion increase in reverse repurchase agreements;

      o     $2.0 billion increase in collateralized debt obligations;

      o     $529.8 million increase commercial paper; and

      o     $343.4 million proceeds from issuance of common stock.

Our primary uses of cash and cash equivalents during the year ended December 31, 2004, were as follows:

      o     $4.3 billion increase in mortgage-backed securities;

      o     $3.6 billion increase in mortgage loans held for sale, net;

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


Contractual Obligations

We had the following contractual obligations (excluding derivative financial instruments) at December 31, 2004:

                                             Total      Less than 1 Year   1 - 3 Years      4 - 5 Years    After 5 Years
                                        --------------- ---------------- --------------- ---------------- ---------------
(In thousands)
Warehouse liabilities                    $      735,783  $       735,783  $           --  $            --  $           --
Operating leases                                 70,704           21,793          32,475           15,149           1,287
Notes payable                                   135,761          109,904             729              816          24,312
Commercial paper                                529,790          529,790              --               --              --
Reverse repurchase agreements                 7,071,168        7,071,168              --               --              --
Collateralized debt obligations               2,022,218               --         221,112        1,690,215         110,891

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

The following tables summarize our interest rate sensitive instruments as of December 31, 2004 and December 31, 2003:

                                                        December 31, 2004
                                                  ----------------------------
                                                    Carrying       Estimated
                                                     Amount        Fair Value
                                                  ------------    ------------

Assets:
Mortgage-backed securities                         $ 6,016,866     $ 6,016,866
Derivative assets (1)                                   24,803          30,838
Mortgage loans held for sale, net                    4,853,394       4,931,366
Mortgage servicing rights, net                         151,436         152,467

Liabilities:
Reverse repurchase agreements                      $ 7,071,168     $ 7,065,072
Collateralized debt obligations                      2,022,218       2,022,218
Derivative liabilities                                   1,860           1,860


                                                        December 31, 2003
                                                  ----------------------------
                                                    Carrying       Estimated
                                                     Amount        Fair Value
                                                  ------------    ------------

Assets:
Mortgage-backed securities                         $ 1,763,628     $ 1,763,628
Derivative assets                                       30,611          30,611
Mortgage loans held for sale, net                    1,216,353       1,218,667
Mortgage servicing rights, net                         117,784         117,784

Liabilities:
Reverse repurchase agreements                      $ 1,344,327     $ 1,344,327
Derivative liabilities                                  12,694          12,694

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment" ("SFAS No. 123 Revised"). This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. The statement is effective for public companies beginning in the first annual reporting period that begins after June 15, 2005. The Company will adopt this statement when effective and is currently evaluating the impact.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is included in Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the Company's Consolidated Financial Statements, together with the Notes to Consolidated Financial Statements and Independent Auditors' Report, beginning on page F-1 of this report on Form 10-K/A.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, solely due to the material weaknesses described below under the heading "Management's Report on Internal Control Over Financial Reporting," the Company's disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting (as revised)

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external Financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

Management of the Company has revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on March 16, 2005, in which management concluded that the Company's internal control over financial reporting was effective. Subsequent to filing its annual report on Form 10-K on March 16, 2005, the Company identified material misstatements in its 2004 financial statements and has restated those annual financial statements. Management has concluded that these misstatements resulted from control deficiencies that represent material weaknesses. As a result, management has revised its assessment of the effectiveness of the Company's internal control over financial reporting due to the following identified material weaknesses:

      o The Company's control to review securitization documents in order to identify and consider all relevant terms and conditions for the proper application of Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," did not operate effectively as of December 31, 2004. As a result, the Company failed to identify that the Company retained securities that benefit from derivatives embedded in the securitization trust of a December 2004 securitization of mortgage loans and improperly recorded the December 2004 transaction as a sale rather than a financing, as required by SFAS 140, in the fourth quarter of 2004. SFAS 140 precludes sale accounting treatment for a securitization transaction when the issuer retains securities that benefit from derivatives embedded in the securitization trust. The Company has restated its annual financial statements for the year ended December 31, 2004, including the quarterly disclosures therein.

      o The Company's control intended to ensure the proper classification of cash flows related to the origination and securitization of certain mortgage loans held for sale and the subsequent holding of securities retained from securitizations did not operate effectively as of December 31, 2004. The Company incorrectly concluded that such cash flows should be classified as cash flows from investing activities due to its intent to hold the resulting securities in its portfolio. As a result, the Company improperly classified cash flows related to certain origination, securitization and mortgage-backed securities holding activities as cash flows from investing activities rather than cash flows from operating activities. The Company has restated its annual cash flow statements for the years ended December 31, 2004 and 2003 and intends to restate its quarterly cash flow statements for the first three quarters of 2004.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its revised assessment and those criteria, management concludes that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 due to the material weaknesses described above.

The Company's Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited and issued a report on management's revised assessment of the Company's internal control over financial reporting. The report of Deloitte & Touche LLP appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Home Mortgage Investment Corp.

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting (as revised)," that American Home Mortgage Investment Corp. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of the material weaknesses identified in management's assessment based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our report dated March 16, 2005, we expressed an unqualified opinion on management's assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its annual and quarterly financial statements for 2004, necessitating restatement of the Company's financial statements. Such matters are considered to be material weaknesses as further discussed in the following paragraph. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as expressed herein, is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's revised assessment:

      o The Company's control to review securitization documents in order to identify and consider all relevant terms and conditions for the proper application of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," did not operate effectively as of December 31, 2004. As a result, the Company failed to identify that the Company retained securities that benefit from derivatives embedded in the securitization trust of a December 2004 securitization of mortgage loans and improperly recorded the December 2004 transaction as a sale rather than a financing in the fourth quarter of 2004.

      o The Company's control over the proper classification of cash flows relating to the origination and securitization of certain mortgage loans held for sale and the subsequent holding of securities retained from securitizations did not operate effectively as of December 31, 2004. As a result, the Company improperly classified cash flows related to certain origination, securitization and mortgage-backed securities holding activities as cash flows from investing activities rather than cash flows from operating activities.

These material weaknesses resulted in restatements of the Company's previously issued interim and annual financial statements as described more fully in Note 25 to the consolidated financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 (as restated), of the Company and this report does not affect our report on such financial statements.

In our opinion, management's revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2004 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year ended December 31, 2004 (as restated) of the Company and our report dated April 15, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Princeton, New Jersey
April 15, 2005



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

ITEM 9B.  OTHER INFORMATION

Pre-Approval of Non-Audit Services
----------------------------------


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

Acquisition Agreement with Irwin Mortgage Corporation
-----------------------------------------------------


On March 14, 2005, the Company announced that it had entered into a definitive agreement with Irwin Mortgage Corporation ("Irwin Mortgage"), a wholly owned subsidiary of Irwin Financial Corporation, to acquire community mortgage loan production branches in Arizona, California, Colorado, Hawaii and Washington, as well as Irwin Mortgage's credit union affinity business, which markets mortgage loans through mortgage salespersons located onsite at approximately 50 credit unions. A copy of the press release announcing the acquisition is attached as
Exhibit 99.1 to this report on Form 10-K/A and is incorporated herein by reference.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company intends to file with the SEC a definitive proxy statement on
Schedule 14A in connection with the Company's 2005 Annual Meeting of Stockholders (the "Proxy Statement"), which will involve the election of directors, within 120 days after the end of the year covered by this report on Form 10-K/A. Information regarding directors and executive officers of the Company will be set forth in the Proxy Statement and is incorporated herein by reference.


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

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents Filed with this report on Form 10-K/A.

      The following documents are filed as part of this report on Form 10-K/A:

      1.    Financial Statements
            --------------------

      The information called for by this paragraph is set forth in the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm beginning on page F-1 of this report on Form 10-K/A, and is incorporated herein by reference.

      2.    Financial Statement Schedules
            -----------------------------

      None.

      3.    Exhibits
            --------

      The information called for by this paragraph is contained in the Index to Exhibits to this report on Form 10-K/A, which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of April, 2005.


                                    AMERICAN HOME MORTGAGE INVESTMENT CORP.


                                    By:   /s/ Michael Strauss
                                       ----------------------------------------
                                       Name:  Michael Strauss
                                       Title: Chairman, Chief Executive Officer
                                                and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                Date

/s/ Michael Strauss              Chairman, Chief
------------------------------      Executive Officer           April 22, 2005
Michael Strauss                     and President
                                 (Principal Executive
                                    Officer)


/s/ Stephen A. Hozie             Executive Vice President
------------------------------      and Chief Financial         April 22, 2005
Stephen A. Hozie                    Officer
                                 (Principal Financial
                                    Officer and Principal
                                    Accounting Officer)



/s/ John A. Johnston             Director                       April 22, 2005
------------------------------
John A. Johnston



/s/ Nicholas R. Marfino          Director                       April 22, 2005
------------------------------
Nicholas R. Marfino



/s/ Michael A. McManus, Jr.      Director                       April 22, 2005
------------------------------
Michael A. McManus, Jr.



/s/ C. Cathleen Raffaeli         Director                       April 22, 2005
------------------------------
C. Cathleen Raffaeli



/s/ Kenneth P. Slosser           Director                       April 22, 2005
------------------------------
Kenneth P. Slosser


/s/ Irving J. Thau               Director                       April 22, 2005
------------------------------
Irving J. Thau

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


AMERICAN HOME MORTGAGE INVESTMENT CORP.

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                         Page

Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Balance Sheets as of December 31, 2004 (As Restated)
 and 2003                                                                 F-2

Consolidated Statements of Income for the Years Ended
 December 31, 2004 (As Restated), 2003 and 2002                           F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2004 (As Restated), 2003 and 2002                           F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2004 (As Restated), 2003 (As Restated) and 2002             F-5

Notes to Consolidated Financial Statements                            F-6 - F-40

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

As discussed in Note 25, the accompanying 2003 and 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses.


/s/ Deloitte & Touche LLP
Princeton, New Jersey
April 15, 2005


AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 31,

                                                                                                    -------------------------------
(Dollars in thousands, except per share amounts)                                                        2004               2003
                                                                                                    -------------------------------
                                                                                                    (As Restated,
                                                                                                     see Note 25)
Assets:

  Cash and cash equivalents                                                                         $    192,821       $     53,148
  Accounts receivable and servicing advances                                                             116,978             84,311
  Mortgage-backed securities (including securities pledged of $5,968,969 in 2004 and
          $1,426,477 in 2003)                                                                          6,016,866          1,763,628
  Mortgage loans held for sale, net                                                                    4,853,394          1,216,353
  Derivative assets                                                                                       24,803             30,611
  Mortgage servicing rights, net                                                                         151,436            117,784
  Premises and equipment, net                                                                             51,576             41,738
  Goodwill                                                                                                90,877             83,445
  Other assets                                                                                            57,046             13,672
                                                                                                    ------------       ------------

      Total assets                                                                                  $ 11,555,797       $  3,404,690
                                                                                                    ============       ============

Liabilities and Stockholders' Equity:
Liabilities:

  Warehouse lines of credit                                                                         $    735,783       $  1,121,760
  Drafts payable                                                                                          26,200             25,625
  Commercial paper                                                                                       529,790               --
  Reverse repurchase agreements                                                                        7,071,168          1,344,327
  Collateralized debt obligations                                                                      2,022,218               --
  Payable for securities purchased                                                                          --              259,701
  Derivative liabilities                                                                                   1,860             12,694
  Accrued expenses and other liabilities                                                                 152,413             76,156
  Notes payable                                                                                          135,761             99,655
  Income taxes payable                                                                                    54,342             66,802
                                                                                                    ------------       ------------

    Total liabilities                                                                                 10,729,535          3,006,720
                                                                                                    ------------       ------------

Commitments and contingencies (Note 17)                                                                       --                 --

Stockholders' Equity:

  Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized:
       9.75% Series A Cumulative Redeemable, 2,150,000 shares issued and outstanding
       in 2004 and 0 shares issued and outstanding in 2003                                                50,857                 --
       9.25% Series B Cumulative Redeemable, 3,450,000 shares issued and outstanding
       in 2004 and 0 shares issued and outstanding in 2003                                                83,183                 --
  Common stock, par value $0.01 per share, 100,000,000 shares authorized,
      40,288,077 shares issued and outstanding in 2004 and 25,270,100 shares

       issued and outstanding in 2003                                                                        403                252
  Additional paid-in capital                                                                             631,530            281,432
  Retained earnings                                                                                       99,628            121,029
  Accumulated other comprehensive loss                                                                   (39,339)            (4,743)
                                                                                                    ------------       ------------

    Total stockholders' equity                                                                           826,262            397,970
                                                                                                    ------------       ------------

      Total liabilities and stockholders' equity                                                    $ 11,555,797       $  3,404,690
                                                                                                    ============       ============

See notes to consolidated financial statements.

           AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)


                                                                                                Year Ended December 31,
                                                                                   -------------------------------------------------
                                                                                        2004               2003              2002
                                                                                   ---------------    -------------     ------------
                                                                                   (As Restated,
                                                                                    see Note 25)
Net interest income:

    Interest income                                                                   $ 314,306         $ 106,017         $  55,871
    Interest expense                                                                   (201,373)          (56,986)          (31,034)
                                                                                      ---------         ---------         ---------
         Total net interest income                                                      112,933            49,031            24,837
                                                                                      ---------         ---------         ---------

    Gain on sales of mortgage loans                                                     134,099           376,605           216,595
    Gain on securitizations of mortgage loans                                            40,120               149                --
    Gain on sales of mortgage-backed securities and derivatives                              63             2,210                --
    Unrealized gain on mortgage-backed securities and derivatives                        75,460             3,272                --

    Loan servicing fees                                                                  40,571            39,125            23,973
    Amortization of mortgage servicing rights                                           (32,615)          (51,824)          (26,399)
    Impairment (provision) recovery of mortgage servicing rights                        (12,423)            6,334           (10,332)
                                                                                      ---------         ---------         ---------
         Net loan servicing (loss) fees                                                  (4,467)           (6,365)          (12,758)
                                                                                      ---------         ---------         ---------

    Other non-interest income                                                             7,033             7,229             4,147
                                                                                      ---------         ---------         ---------
         Total non-interest income                                                      252,308           383,100           207,984
                                                                                      ---------         ---------         ---------

Non-interest expenses:

    Salaries, commissions and benefits, net                                             189,393           204,939           106,895
    Occupancy and equipment                                                              37,642            27,015            15,506
    Data processing and communications                                                   16,165            13,201             7,853
    Office supplies and expenses                                                         13,730            13,312             6,511
    Marketing and promotion                                                              10,409            12,239             7,996
    Travel and entertainment                                                             14,190             9,964             4,587
    Professional fees                                                                    12,159             7,547             5,443
    Other                                                                                22,216            21,897            10,470
                                                                                      ---------         ---------         ---------
         Total non-interest expenses                                                    315,904           310,114           165,261
                                                                                      ---------         ---------         ---------

Net income before income tax (benefit) expense                                           49,337           122,017            67,560

Income tax (benefit) expense                                                            (25,575)           48,223            28,075
                                                                                      ---------         ---------         ---------

Net income                                                                            $  74,912         $  73,794         $  39,485
                                                                                      =========         =========         =========

Dividends on preferred stock                                                              3,988                --                --

                                                                                      ---------         ---------         ---------
Net income available to common shareholders                                           $  70,924         $  73,794         $  39,485
                                                                                      =========         =========         =========

    Per share data:

      Basic                                                                           $    1.89         $    4.16         $    2.72
      Diluted                                                                         $    1.86         $    4.07         $    2.65

      Weighted average number of shares - basic                                          37,612            17,727            14,509
      Weighted average number of shares - diluted                                        38,087            18,113            14,891

See notes to consolidated financial statements


AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2004

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                                           Additional                    Other            Total
                                                     Preferred    Common    Paid-in     Retained     Comprehensive    Stockholders'
(Dollars in thousands)                                 Stock      Stock     Capital     Earnings          Loss           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                          $        --   $  120   $   47,953   $  30,544    $           --   $      78,617
                                                    ===========   ======   ==========   =========    ==============   =============
Comprehensive income:
  Net income                                                 --       --           --      39,485                --          39,485
                                                                                                                      -------------
Comprehensive income                                                                                                         39,485
  Issuance of common stock - offering                        --       37       36,836          --                --          36,873
  Issuance of common stock -
    underwriters' over allotment                             --        5        5,603          --                --           5,608
  Issuance of common stock - earnouts                        --        3        3,401          --                --           3,404
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                                     --        2        1,306          --                --           1,308
  Issuance of common stock - warrants                        --       --          117          --                --             117
  Tax benefit from stock options exercised                   --       --          569          --                --             569
  Dividends declared on common stock                         --       --           --      (1,885)               --          (1,885)
                                                    -----------   ------   ----------   ---------    --------------   -------------
Balance at December 31, 2002                                 --      167       95,785      68,144                --         164,096
                                                    ===========   ======   ==========   =========    ==============   =============
Comprehensive income:
  Net income                                                 --       --           --      73,794                --          73,794
  Unrealized gain on mortgage-backed
    securities available for sale                            --       --           --          --             1,292           1,292
  Unrealized loss on cash flow hedges                        --       --           --          --            (6,035)         (6,035)
                                                                                                                      -------------
Comprehensive income                                                                                                         69,051
  Issuance of common stock - purchase
    of Apex Mortgage Capital, Inc.                           --       77      177,248          --                --         177,325
  Issuance of common stock - earnouts                        --        4        5,160          --                --           5,164
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                                     --        4        2,772          --                --           2,776
  Issuance of common stock - warrants                        --       --          467          --                --             467
  Dividends declared on common stock                         --       --           --     (20,909)               --         (20,909)
                                                    -----------   ------   ----------   ---------    --------------   -------------
Balance at December 31, 2003                                 --      252      281,432     121,029            (4,743)        397,970
                                                    ===========   ======   ==========   =========    ==============   =============
Comprehensive income:
  Net income (as restated, see Note 25)                      --       --           --      74,912                --          74,912
  Unrealized loss on mortgage-backed
    securities available for sale                            --       --           --          --           (10,711)        (10,711)
  Unrealized loss on cash flow hedges,
   net of amortization                                       --       --           --          --           (23,885)        (23,885)
                                                                                                                      -------------
Comprehensive income (as restated, see Note 25):                                                                             40,316
  Issuance of Series A preferred stock - offering        50,857       --           --          --                --          50,857
  Issuance of Series B preferred stock - offering        83,183       --           --          --                --          83,183
  Issuance of common stock - offering                        --      144      339,647          --                --         339,791
  Issuance of common stock - earnouts                        --        2        5,577          --                --           5,579
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                     --        5        3,275          --                --           3,280
  Tax benefit from stock options exercised                   --       --        1,599          --                --           1,599
  Dividends declared on Series A preferred stock             --       --           --      (2,959)               --          (2,959)
  Dividends declared on Series B preferred stock             --       --           --      (1,029)               --          (1,029)
  Dividends declared on common stock                         --       --           --     (92,325)               --         (92,325)
                                                    -----------   ------   ----------   ---------    --------------   -------------
Balance at December 31, 2004 (as restated see
  Note 25)                                          $   134,040   $  403   $  631,530   $  99,628    $      (39,339)  $     826,262
                                                    ===========   ======   ==========   =========    ==============   =============


See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Year Ended December 31,
                                                                     -----------------------------------------------
                                                                          2004             2003             2002
                                                                     -------------    -------------    -------------

                                                                     (As restated,    (As restated,
                                                                     see Note 25)     see Note 25)
Cash flows from operating activities:
Net income                                                           $      74,912    $      73,794    $      39,485
Adjustments to reconcile net income to net cash
  used in operating activities:
Depreciation and amortization                                                8,404            6,023            3,348
Amortization and impairment of mortgage servicing rights                    45,038           45,490           24,140
Amortization of mortgage-backed securities premiums, net                    27,315              130               --
Deferred cash flow hedge loss, net of amortization                          (4,218)              --               --
Loss (gain) on sales of mortgage-backed securities and derivatives           4,929           (2,210)              --
Unrealized gain on mortgage-backed securities                               (6,916)          (3,272)              --
Unrealized gain on free standing derivatives                               (41,077)              --               --
Additions to mortgage servicing rights on securitized loans                (59,703)          (5,333)              --
Additions to mortgage servicing rights on sold loans                       (18,987)         (48,918)         (31,118)
Decrease (increase) in interest rate lock commitments                       18,586            9,234          (24,203)
Increase in deferred origination costs                                     (25,055)          (8,167)          (6,822)
Decrease (increase) in SFAS No. 133 basis adjustments                       16,449           (5,783)          (7,219)
Other                                                                         (757)             661              980
(Increase) decrease in operating assets:
       Accounts receivable and servicing advances                          (32,667)         (28,848)         (25,442)
       Other assets                                                        (43,130)          (5,117)           1,828
Increase (decrease) in operating liabilities:
       Accrued expenses and other liabilities                               61,226           (7,989)          19,346
       Income taxes payable                                                (12,460)          23,847           11,966
       Forward delivery contracts                                           (4,798)           3,190            7,204
Origination of mortgage loans held for sale                            (23,069,085)     (21,705,251)     (11,569,425)
Proceeds from sales and repayments of mortgage loans                    13,716,001       20,806,549       11,380,878
Proceeds from securitizations and repayments of mortgage loans           5,686,825          520,806               --
Additions to mortgage-backed securities and derivatives                 (3,818,014)        (531,137)              --
Proceeds from sales of mortgage-backed securities                        2,020,635           54,437               --
Principal repayments of mortgage-backed securities                         333,956              159               --
                                                                     -------------    -------------    -------------
       Net cash used in operating activities                            (5,122,591)        (807,705)        (175,054)
                                                                     -------------    -------------    -------------

Cash flows from investing activities:
Purchases of premises and equipment                                        (18,242)         (34,760)          (4,649)
Purchases of mortgage-backed securities                                 (5,293,484)      (1,286,211)              --
Proceeds from sales of mortgage-backed securities                        1,589,297          509,424               --
Principal repayments of mortgage-backed securities                         917,472            7,318               --
Acquisition of businesses, net of cash acquired                                 --            6,378          (33,452)
Other                                                                         (244)          (3,315)            (786)
                                                                     -------------    -------------    -------------
       Net cash used in investing activities                            (2,805,201)        (801,166)         (38,887)
                                                                     -------------    -------------    -------------

Cash flows from financing activities:
(Decrease) increase in warehouse lines of credit, net                     (385,977)         393,294          183,958
Increase in reverse repurchase agreements, net                           5,726,841        1,014,677               --
Increase in collateralized debt obligations                              2,022,218               --               --
(Decrease) increase in payable for securities purchased                   (259,701)         219,451               --
Increase in commercial paper, net                                          529,790               --               --
Increase (decrease) in drafts payable, net                                     575          (16,974)          (3,448)
Proceeds from issuance of preferred stock                                  135,482               --               --
Proceeds from issuance of common stock                                     343,413            2,761           43,692
Dividends paid                                                             (81,282)          (7,000)          (1,885)
Increase (decrease) in notes payable, net                                   36,106           31,394          (10,353)
                                                                     -------------    -------------    -------------
       Net cash provided by financing activities                         8,067,465        1,637,603          211,964
                                                                     -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                       139,673           28,732           (1,977)
Cash and cash equivalents, beginning of period                              53,148           24,416           26,393
                                                                     -------------    -------------    -------------
Cash and cash equivalents, end of period                             $     192,821    $      53,148    $      24,416
                                                                     =============    =============    =============
Supplemental disclosure of cash flow information:
Interest paid                                                        $     146,033    $      58,668    $      22,361
Income taxes paid                                                            9,708           25,748           15,736


See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


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

Goodwill - Goodwill represents the excess purchase price over the fair value of net assets acquired from business acquisitions. The Company tests for impairment at least annually and will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. The Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to the Company's loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to the Company's mortgage-backed securities holdings segment includes a forecast of the expected future net interest income, gain on mortgage-backed securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies. We further test to ensure that the fair value of all of our business units does not exceed our total market capitalization.

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

Collateralized Debt Obligations - The Company has issued adjustable rate collateralized debt obligations to finance certain portions of its mortgage loans held for sale. The collateralized debt obligations are collateralized by ARM loans held for sale that have been placed in a trust and bear interest rates that have historically moved in close relationship to the LIBOR. Collateralized debt obligations are accounted for as borrowings and recorded as a liability on the consolidated balance sheet.

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

The following table presents pro forma net income available to common shareholders, basic earnings per share and diluted earnings per share had compensation cost been determined based on the fair value at the grant dates for awards under the Plan:




                                                                                                  Year Ended December 31,

                                                                                       ----------       ----------       ----------
(In thousands, except per share data)                                                     2004             2003             2002
                                                                                       ----------       ----------       ----------
Net income available to common
   shareholders - as reported                                                          $   70,924       $   73,794       $   39,485

Less: Total stock-based employee compensation expense determined                           (1,188)            (724)            (615)
under fair value based method for all awards, net of related tax effects
                                                                                       ----------       ----------       ----------

Net income available to common
   shareholders - pro forma                                                            $   69,736       $   73,070       $   38,870
                                                                                       ==========       ==========       ==========

Earnings per share:

    Basic - as reported                                                                $     1.89       $     4.16       $     2.72
    Basic - pro forma                                                                  $     1.85       $     4.12       $     2.68

    Diluted - as reported                                                              $     1.86       $     4.07       $     2.65
    Diluted - pro forma                                                                $     1.83       $     4.03       $     2.61


In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment"("SFAS No. 123 Revised"). This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. The statement is effective for public companies beginning in the first annual reporting period that begins after June 15, 2005. The Company will adopt this statement when effective and is currently evaluating the impact. The impact, had the Company adopted the fair-value based method under existing guidance, is shown in the table above.

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

NOTE 2 - ACCOUNTS RECEIVABLE AND SERVICING ADVANCES

The following table presents the Company's accounts receivable and servicing advances as of December 31, 2004 and 2003:



                                                                                                       December 31,

                                                                                            ---------------------------------
(In thousands)                                                                                  2004                2003
                                                                                            ---------------------------------
          Accrued interest on mortgage-backed                                                 $ 46,089            $  6,556
          securities and derivatives
          Loan sales receivables                                                                26,367              38,311
          Foreclosure advances                                                                  16,309              12,369
          Tax and insurance advances                                                             8,388               7,373
          Accrued interest on mortgage loans held for sale                                       4,106               6,931
          Other                                                                                 15,719              12,771
                                                                                              --------            --------
          Accounts receivable and servicing advances                                          $116,978            $ 84,311
                                                                                              ========            ========



NOTE 3 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities as of December 31, 2004 and 2003:


                                                                                    December 31, 2004
                                                             ---------------------------------------------------------------
                                                                  Trading              Securities

          (In thousands)                                         Securities         Available for Sale      Total Securities
                                                             -----------------      ------------------      ----------------
          Adjusted cost                                         $ 1,811,214            $ 4,220,359            $ 6,031,573

          Gross unrealized gains                                      5,524                 10,808                 16,332
          Gross unrealized losses                                   (10,812)               (20,227)               (31,039)
                                                                -----------            -----------            -----------
          Fair value                                            $ 1,805,926            $ 4,210,940            $ 6,016,866
                                                                ===========            ===========            ===========


                                                                                    December 31, 2003
                                                             ---------------------------------------------------------------
                                                                  Trading              Securities

          (In thousands)                                         Securities         Available for Sale      Total Securities
                                                             -----------------      ------------------      ----------------
          Adjusted cost                                         $   476,541            $ 1,282,523            $ 1,759,064

          Gross unrealized gains                                      3,382                  1,969                  5,351
          Gross unrealized losses                                      (110)                  (677)                  (787)
                                                                -----------            -----------            -----------
          Fair value                                            $   479,813            $ 1,283,815            $ 1,763,628
                                                                ===========            ===========            ===========



During 2004, the Company sold $3.6 billion of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $24.5 million in gains and $15.0 million in losses. Of the mortgage-backed securities sold, $2.0 billion were created by the Company's securitizations and $1.6 billion were market-purchased. During 2004, the Company securitized and held in its portfolio $1.9 billion of mortgage-backed securities.

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

The Company has credit exposure on loans it has securitized privately. The following table summarizes the loan delinquency information as of December 31, 2004 and 2003:


                                                                 December 31, 2004

                                   -----------------------------------------------------------------------------------------
(Dollars in thousands)

Delinquency Status                      Loan               Loan               Percentage of               Percentage of
                                        Count            Balance             Total Portfolio              Total Assets
---------------------------------  --------------  -------------------  -------------------------  -------------------------
60 to 89 days                                   6   $        2,018                     0.05%                       0.02%
90 and greater days                             2              418                     0.01%                       ---%
Foreclosure                                    48           13,666                     0.35%                       0.12%
                                   --------------   --------------           --------------              --------------
                                               56   $       16,102                     0.41%                       0.14%
                                   ==============   ==============           ==============              ==============


                                           December 31, 2003

                                   -----------------------------------------------------------------------------------------
(Dollars in thousands)

Delinquency Status                      Loan               Loan               Percentage of               Percentage of
                                        Count            Balance             Total Portfolio              Total Assets
---------------------------------  --------------  -------------------  -------------------------  -------------------------

60 to 89 days                                   1   $          692                      0.13%                       0.02%
                                   --------------   --------------            --------------              --------------
                                                1   $          692                      0.13%                       0.02%
                                   ==============   ==============            ==============              ==============



As of December 31, 2004, the fair value of residual assets from securitizations reported in mortgage-backed securities was $108.0 million. The significant assumptions used in estimating the fair value of residual cash flows as of December 31, 2004 were as follows:


                                                             December 31, 2004

                                                             -----------------

          Weighted average prepayment speed (CPR)                       27.27%
          Weighted average discount rate                                17.83%
          Weighted average default rate                                  0.49%


The table below illustrates hypothetical fair values of the Company's residual assets as of December 31, 2004 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution.


Fair value of residual assets as of December 31, 2004                              $ 107,965

                                                                                                              Change in Fair
                                                                                     Fair Value                   Value
                                                                              -------------------------  -------------------------
Prepayment speed:

          Impact of adverse 10% change                                             $       102,257           $        (5,708)
          Impact of adverse 20% change                                                      97,258                   (10,707)

Discount rate:

          Impact of adverse 10% change                                                     104,374                    (3,591)
          Impact of adverse 20% change                                                     101,074                    (6,891)

Default rate:

          Impact of adverse 10% change                                                     107,223                      (742)
          Impact of adverse 20% change                                                     106,482                    (1,483)



NOTE 4 - MORTGAGE LOANS HELD FOR SALE, NET

The following table presents the Company's mortgage loans held for sale, net, as of December 31, 2004 and 2003:


                                                                               December 31,
                                                        -----------------------------------------------------------
(In thousands)                                                     2004                            2003
                                                        ---------------------------     ---------------------------

Mortgage loans held for sale                                           $ 4,815,749                     $ 1,187,314
SFAS No. 133 basis adjustments                                                  40                          16,489
Deferred origination costs, net                                             37,605                          12,550

                                                        ---------------------------     ---------------------------
Mortgage loans held for sale, net                                      $ 4,853,394                     $ 1,216,353
                                                        ===========================     ===========================

During 2004, the Company securitized mortgage loans totaling $9.3 billion, of which $1.9 billion were considered sales under Generally Accepted Accounting Principles ("GAAP"), and realized $40.1 million in gains. Of the $9.3 billion securitized, $3.5 billion were considered a financing with no gain recognized in the year ended December 31, 2004.

NOTE 5 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of December 31, 2004 and 2003:


                                                                           December 31,
                                                        ---------------------------------------------------------
(In thousands)                                                    2004                           2003
                                                        -------------------------      --------------------------
Derivative Assets
Interest rate lock commitments                                          $ 12,025                        $ 30,611
Interest rate swaps                                                        9,192                              --
Interest rate caps - free standing derivatives                             1,459                              --
Interest rate swaps - free standing derivatives                            2,127                              --
                                                        -------------------------      --------------------------
Derivative assets                                                       $ 24,803                        $ 30,611
                                                        =========================      ==========================

Derivative Liabilities

Forward delivery contracts - Loan commitments                              $ 896                         $ 4,358
Forward delivery contracts - Loans held for sale                             964                           2,300
Interest rate swaps                                                           --                           6,036
                                                        -------------------------      --------------------------
Derivative liabilities                                                   $ 1,860                        $ 12,694
                                                        =========================      ==========================



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

NOTE 6 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the years ended December 31, 2004, 2003 and 2002:




                                                                        Year Ended December 31,
                                                 ----------------------------------------------------------------------------
(In thousands)                                              2004                         2003                         2002
                                                 ------------------    -------------------------    -------------------------
Mortgage Servicing Rights:

Balance at beginning of period                           $ 121,652                    $ 119,225                         $ 46
Acquisition of Columbia National, Incorporated                  --                           --                      102,000
Additions                                                   78,690                       54,251                       31,118
Amortization                                               (32,615)                     (51,824)                     (26,399)
Change in fair value attributable to hedged
   risk during the hedge period                                 --                           --                       12,460
Other than temporary impairment                             (4,353)                          --                           --
                                                 ------------------    -------------------------    -------------------------

Balance at end of period                                 $ 163,374                    $ 121,652                    $ 119,225
                                                 ------------------    -------------------------    -------------------------

Impairment Allowance:

Balance at beginning of period                            $ (3,868)                   $ (10,202)                         $--
Impairment (provision) recovery                            (12,423)                       6,334                      (10,202)
Other than temporary impairment                              4,353                           --                           --
                                                 ------------------    -------------------------    -------------------------

Balance at end of period                                 $ (11,938)                    $ (3,868)                   $ (10,202)
                                                 ------------------    -------------------------    -------------------------

Mortgage servicing rights, net                           $ 151,436                    $ 117,784                    $ 109,023
                                                 ==================    =========================    =========================


Aggregate Amortization Expense
------------------------------

   Year ended December 31, 2004               $ 32,615

Estimated Amortization Expense
------------------------------

   Year ended December 31, 2005               $ 31,499
   Year ended December 31, 2006                 24,506
   Year ended December 31, 2007                 18,522
   Year ended December 31, 2008                 14,636
   Year ended December 31, 2009                 11,940
    Thereafter                                  62,271

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

The significant assumptions used in estimating the fair value of MSRs at December 31, 2004 and December 31, 2003 were as follows:

                                                           December 31, 2004                      December 31, 2003
                                                       ---------------------------             --------------------------
Weighted-average prepayment speed (PSA)                                 316                                397
Weighted-average discount rate                                       10.37%                              9.82%
Weighted-average default rate                                         2.76%                              4.02%


The table below illustrates hypothetical fair values of the Company's MSRs at December 31, 2004 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

     Fair value of MSRs at December 31, 2004                          $ 152,467

                                                              Fair Value             Change in Fair Value
                                                       -------------------------   -------------------------
     Prepayment speed:

          Impact of adverse 10% change                                $ 147,063                    $ (5,404)
          Impact of adverse 20% change                                  141,903                     (10,564)

     Discount rate:

          Impact of adverse 10% change                                  150,319                      (2,148)
          Impact of adverse 20% change                                  148,120                      (4,347)

     Default rate:

          Impact of adverse 10% change                                  152,432                         (35)
          Impact of adverse 20% change                                  152,396                         (71)

These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution.

The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at December 31, 2004 and 2003:

                                                               December 31, 2004                 December 31, 2003
                                                           -----------------------------   -------------------------------
                                                                            (Dollars in thousands)
Loan servicing portfolio - loans sold or securitized                       $ 11,955,608                       $ 8,272,294
Average loan size                                                                 $ 156                             $ 120
Weighted-average servicing fee                                                   0.348%                            0.347%
Weighted-average note rate                                                        5.48%                             5.72%
Weighted-average remaining term (in months)                                         318                               298
Weighted-average age (in months)                                                     20                                27


NOTE 7 - PREMISES AND EQUIPMENT, NET

The following table presents the Company's premises and equipment, net, as of December 31, 2004 and 2003:



                                                                   December 31,

                                               -----------------------------------------------------
(In thousands)                                           2004                         2003
                                               -----------------------------------------------------
Buildings and land                                             $ 32,712                    $ 26,725
Office equipment                                                 28,818                      20,613
Furniture and fixtures                                           10,218                       7,323
Leasehold improvements                                            2,772                       1,631

                                               -------------------------    ------------------------
Gross premises and equipment                                     74,520                      56,292
                                               -------------------------    ------------------------

Accumulated depreciation and amortization                       (22,944)                    (14,554)
                                               -------------------------    ------------------------

Premises and equipment, net                                    $ 51,576                    $ 41,738
                                               =========================    ========================




Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $8.4 million, $6.0 million and $3.3 million, respectively.

NOTE 8 - GOODWILL

The following table presents the activity in the Company's goodwill for the year ended December 31, 2004:


(In thousands)                                                         Mortgage-Backed
                                                                          Securities
                                               Loan Origination            Holdings
                                                    Segment                Segment                 Total
                                            ---------------------   --------------------   ---------------------

Balance at December 31, 2002                            $ 50,932               $     --                $ 50,932

Acquisition of Apex Mortgage Capital, Inc.                    --                 24,840                  24,840
Earnouts from previous acquisitions                        7,673                     --                   7,673

                                            ---------------------   --------------------   ---------------------
Balance at December 31, 2003                            $ 58,605               $ 24,840                $ 83,445
                                            =====================   ====================   =====================

Earnouts from previous acquisitions                        7,432                     --                   7,432

                                            ---------------------   --------------------   ---------------------
Balance at December 31, 2004                            $ 66,037               $ 24,840                $ 90,877
                                            =====================   ====================   =====================



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

The following table presents the Company's warehouse lines of credit as of December 31, 2004 and December 31, 2003:


                                     December 31, 2004                               December 31, 2003
                                  ---------------------------------------------   ----------------------------------------------
                                                                 Weighted                                        Weighted
                                         Outstanding             Average                Outstanding              Average
(Dollars in thousands)                     Balance                 Rate                   Balance                  Rate
                                  ---------------------------------------------   ----------------------------------------------
Calyon                                           $ 249,540               3.05%                  $ 200,702                 1.88%
Bank of America                                    244,462                3.53                         --                    --
CDC                                                207,841                2.81                    406,444                  1.98
Greenwich                                           33,400                2.89                         --                    --
Morgan Stanley                                         540                3.06                     92,925                  1.92
RFC                                                     --                  --                    293,344                  2.06
UBS                                                     --                  --                    128,345                  3.21
                                  -------------------------                       ------------------------

Warehouse lines of credit                        $ 735,783               3.13%                $ 1,121,760                 2.12%
                                  =========================                       ========================




Reverse Repurchase Agreements
-----------------------------

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

As of December 31, 2004 and 2003, the Company's reverse repurchase agreements had the following remaining maturities:



                                              December 31,                     December 31,
                                                  2004                             2003
                                      -----------------------------    -----------------------------
                                                             (In thousands)
Within 30 days                                         $ 3,617,325                      $   184,302
31 to 89 days                                            2,050,529                                -
90 to 365 days                                           1,403,314                        1,160,025
                                      -----------------------------    -----------------------------
Reverse repurchase agreements                          $ 7,071,168                      $ 1,344,327
                                      =============================    =============================




The Company's average reverse repurchase agreements outstanding were $5.0 billion and $47.1 million for the years ended December 31, 2004 and 2003, respectively.

Commercial Paper
----------------

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

At December 31, 2004, the Company's commercial paper had the following remaining maturities:


                                               December 31,
                                                   2004
                                    -----------------------------------
                                              (In thousands)

Within 30 days                                   $ 529,790
31 to 89 days                                           --
                                    -----------------------------------
Commercial paper                                 $ 529,790
                                    ===================================


NOTE 10 - COLLATERALIZED DEBT OBLIGATIONS

In December of 2004, the Company transferred $3.5 billion of its mortgage loans held for sale to American Home Mortgage Investment Trust 2004-4 ("the Trust") in a securitization transaction. This securitization transaction was accounted for as a financing of the mortgage loans held for sale. The Company financed the transaction by issuing $2.0 billion of collateralized debt obligations, which were collateralized by loans held for sale transferred to the Trust. As of December 31, 2004, the collateralized debt obligations had a balance of $2.0 billion and an effective interest cost of 3.16%. As of December 31, 2004, the collateralized debt obligations were collateralized by mortgage loans held for sale of $2.0 billion.

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

The following table presents the Company's notes payable as of December 31, 2004 and 2003:



                                                                      December 31,
                                                     -----------------------------------------------
(In thousands)                                               2004                      2003
                                                     ----------------------     --------------------
Term loan                                                        $ 108,559                 $ 71,500
Notes - office buildings                                            27,202                   27,594
Notes to former Marina shareholders                                     --                      561

                                                     ----------------------     --------------------
Notes payable                                                    $ 135,761                 $ 99,655
                                                     ======================     ====================



Maturities of notes payable are as follows:

2005                                                                $ 109,904
2006                                                                      354
2007                                                                      375
2008                                                                      394
2009                                                                      422
Thereafter                                                             24,312
                                                       -----------------------
                                                                    $ 135,761
                                                       =======================


NOTE 12 - COMMON STOCK AND PREFERRED STOCK

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

NOTE 13 - OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table summarizes the significant components of the Company's other non-interest income and other non-interest expenses for the years ended December 31, 2004, 2003 and 2002:





                                                                         Year Ended December 31,
                                            ---------------------------  ---------------------------   ------------------------
(In thousands)                                         2004                         2003                         2002
                                            ---------------------------  ---------------------------   ------------------------
Other non-interest income:
  Rental income                                               $  2,114                     $    300                   $    148
  Reinsurance premiums                                           1,841                          808                        564
  Legal settlement                                               1,500                           --                         --
  Title services revenue                                         1,002                        2,158                      1,936
  Principal fulfillment fees                                        --                        1,912                         --
  Other                                                            576                        2,051                      1,499
                                            ---------------------------  ---------------------------   ------------------------

     Other non-interest income                                $  7,033                     $  7,229                   $  4,147
                                            ===========================  ===========================   ========================

Other non-interest expenses:
  Indemnification and foreclosure costs                       $  7,072                     $  3,733                   $  2,153
  Insurance                                                      2,684                        1,936                      1,377
  Licenses and permits                                           2,498                        2,009                        579
  Storage and moving                                             1,631                        1,172                        582
  Outside services                                               1,485                        1,081                        604
  Litigation expense                                                55                        3,641                        350
  Other                                                          6,791                        8,325                      4,825
                                            ---------------------------  ---------------------------   ------------------------

     Other non-interest expenses                              $ 22,216                     $ 21,897                   $ 10,470
                                            ===========================  ===========================   ========================


NOTE 14 - INCOME TAXES

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

A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:


                                                                   Year Ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                               2004                            2003                            2002
                                   ------------------------------  ------------------------------  ------------------------------
                                                                      (Dollars in thousands)

Tax provision at statutory rate          $ 17,268          35.0%         $ 42,706          35.0%         $ 23,647          35.0%
Non-taxable REIT income                   (39,650)         (80.4)          (1,540)          (1.2)              --             --
State and local taxes, net of
     federal income tax benefit            (3,128)          (6.3)           6,428            5.2            4,225            6.3
Other                                         (65)          (0.1)             629            0.5              203            0.3
                                   ---------------  -------------  ---------------  -------------  ---------------  -------------
Income tax (benefit) expense             $(25,575)        (51.8%)        $ 48,223          39.5%         $ 28,075          41.6%
                                   ===============  =============  ===============  =============  ===============  =============


The income tax provision for the years ended December 31, 2004, 2003 and 2002 is comprised of the following components:


                                                                               December 31,
                                                  -----------------------------------------------------------------------
                                                          2004                     2003                     2002
                                                  -----------------------------------------------------------------------
                                                                              (In thousands)
Current tax provision:

  Federal                                                     $ (25,737)               $ 24,570                  $ 4,785
  State                                                           2,326                   6,529                    1,446
                                                  ----------------------   ---------------------    ---------------------
                                                                (23,411)                 31,099                    6,231
                                                  ----------------------   ---------------------    ---------------------

Deferred tax provision:

  Federal                                                         4,987                  14,079                   17,307
  State                                                          (7,151)                  3,045                    4,537
                                                  ----------------------   ---------------------    ---------------------
                                                                 (2,164)                 17,124                   21,844
                                                  ----------------------   ---------------------    ---------------------

Income tax (benefit) expense                                  $ (25,575)               $ 48,223                 $ 28,075
                                                  ======================   =====================    =====================

The major sources of temporary differences and their deferred tax effect at December 31, 2004 and 2003 are as follows:


                                                                                December 31,

                                                                   -------------------------------------------
                                                                          2004                   2003
                                                                   --------------------   --------------------
                                                                                 (In thousands)
Deferred tax liabilities:

Capitalized cost of mortgage servicing rights                                 $ 82,399               $ 50,083
Loan origination costs                                                          11,236                 11,926
Depreciation                                                                     2,341                    576
Mark-to-market adjustments                                                        (811)                11,041
                                                                   --------------------   --------------------
Deferred tax liabilities                                                        95,165                 73,626
                                                                   --------------------   --------------------

Deferred tax assets:

Tax loss carryforwards                                                          36,384                 10,441
Allowance for bad debts and foreclosure reserve                                  2,711                  3,133
Deferred state income taxes                                                        353                  2,855
Broker fees                                                                        528                     --
Other                                                                              847                    691
                                                                   --------------------   --------------------
Deferred tax assets                                                             40,823                 17,120
                                                                   --------------------   --------------------

Net deferred tax liabilities                                                  $ 54,342               $ 56,506
                                                                   ====================   ====================


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

NOTE 15 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:



                                                                                   Year Ended December 31,

                                                            -----------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                           2004                    2003                    2002
                                                            ------------------------ ----------------------  ----------------------
Numerator for basic earnings per share - Net income
  available to common shareholders                                      $    70,924            $    73,794             $    39,485
                                                            ======================== ======================  ======================

Denominator:

  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                                        37,611,757             17,727,253              14,508,515

  Net effect of dilutive stock options                                      475,328                386,144                 382,486
                                                            ------------------------ ----------------------  ----------------------

Denominator for diluted earnings per share                               38,087,085             18,113,397              14,891,001
                                                            ======================== ======================  ======================

Net income per share available to common shareholders:

  Basic                                                                      $ 1.89                 $ 4.16                  $ 2.72
                                                            ======================== ======================  ======================

  Diluted                                                                    $ 1.86                 $ 4.07                  $ 2.65
                                                            ======================== ======================  ======================


NOTE 16 - STOCK OPTION PLANS

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

The following table presents a summary of stock option activity for the years ended December 31, 2004, 2003 and 2002:

                                                                Year Ended December 31,
                     ---------------------------------------------------------------------------------------------------------------
                                       2004                                 2003                                2002
                     ---------------------------------------------------------------------------------------------------------------
                                                 Weighted                              Weighted                             Weighted
                       Number                    Average     Number                     Average   Number                     Average
                         of          Exercise    Exercise      of          Exercise    Exercise     of          Exercise    Exercise
                       Options        Price       Price      Options        Price        Price    Options        Price        Price
                     ---------------------------------------------------------------------------------------------------------------
Options outstanding,
   beginning of year    958,866   $4.75 - $19.61  $ 11.11  1,000,258   $4.75 - $19.61  $  8.17     968,362   $4.75 - $19.61  $ 6.84
Granted                 667,634    21.40 - 34.18    25.19    324,376    10.06 - 19.36    14.58     268,708    9.40 - 14.40    11.71
Exercised              (299,396)   4.75 - 16.38      9.59   (331,041)   4.75 - 10.25      5.95    (187,058)    4.75 - 6.44     5.93
Canceled                (79,002)   5.13 - 21.78     16.28    (34,727)   5.50 - 10.93      6.77     (49,754)   5.50 - 13.50     9.72
                     -----------                          -----------                           -----------
Options outstanding,
   end of year        1,248,102   $4.75 - $34.18  $ 18.65    958,866   $4.75 - $19.61  $ 11.11   1,000,258   $4.75 - $19.61  $ 8.17
                     ===========                          ===========                           ===========

Options exercisable,
   end of year          385,233                              349,559                               438,297
                     ===========                          ===========                           ===========


The following table summarizes stock options outstanding as of December 31, 2004:


                                                                     December 31, 2004
                              -----------------------------------------------------------------------------------------------------
                                                    Options Outstanding                                 Options Exercisable
                              -----------------------------------------------------------------------------------------------------
                                                          Weighted            Weighted                                   Weighted
                                                          Average             Average                                    Average
          Range of                    Number              Exercise           Remaining                Number             Exercise
       Exercise Prices              Outstanding            Price            Life (Years)           Outstanding            Price
-----------------------------------------------------------------------------------------------------------------------------------

        $4.75 - $5.50                   59,469           $ 5.30                    5.9                 59,469           $ 5.30
         6.00 - 6.44                    93,726             6.20                    5.3                 93,726             6.20
         7.13 - 10.25                   56,486             9.54                    7.7                 16,875             8.26
        10.50 - 10.95                  101,202            10.76                    7.8                 49,601            10.76
        11.19 - 13.00                   90,642            12.45                    7.3                 56,541            12.33
        13.14 - 16.05                   68,521            14.04                    8.0                 31,021            13.72
        16.15 - 19.61                  178,143            17.13                    8.0                 65,000            16.71
        21.06 - 23.85                  152,100            21.92                    9.1                 13,000            21.40
        24.05 - 26.63                  232,813            24.67                    9.4                     --               --
        27.19 - 34.18                  215,000            30.39                    9.7                     --               --
                            -------------------                                        -----------------------
                                     1,248,102          $ 18.65                    8.3                385,233          $ 10.53
                            ===================                                        =======================

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

The weighted-average fair value per share of options granted during 2004, 2003 and 2002 was $4.60, $4.81 and $4.08, respectively. The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:


                                                              Year Ended December 31,

                                      -------------------------------------------------------------------------
                                              2004                      2003                     2002
                                      ----------------------    ----------------------  -----------------------
Dividend yield                                8.5 %                     3.0 %                    3.0 %
Expected volatility                          40.2 %                    51.0 %                   54.0 %
Risk-free interest rate                       5.0 %                     5.0 %                    5.0 %
Expected life                               3 years                   3 years                  3 years




NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

NOTE 18 - OPERATING LEASES

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

The Company's obligations under noncancelable operating leases which have an initial term of more than one year as of December 31, 2004 are as follows (in thousands):


2005                                       $ 21,793
2006                                         17,963
2007                                         14,512
2008                                         10,050
2009                                          5,099
Thereafter                                    1,287
                           -------------------------

Total                                      $ 70,704
                           =========================



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

g. Collateralized Debt Obligations - Fair market value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair market value.

h. Derivative Liabilities - Derivative liabilities includes forward delivery commitments, interest rate swaps and option contracts to buy securities. The fair value is estimated using current market prices from dealers or brokers.

The following tables set forth information about financial instruments and other selected assets, except for those noted above for which the carrying value approximates fair value.




                                                        December 31, 2004                            December 31, 2003
                                              ---------------------------------------    ------------------------------------------
                                                 Carrying             Estimated                Carrying             Estimated
                                                  Amount              Fair Value                Amount              Fair Value
                                              -----------------  --------------------    --------------------  --------------------
                                                           (In thousands)                             (In thousands)
Assets:
Cash and cash equivalents                            $ 192,821             $ 192,821                $ 53,148              $ 53,148
Accounts receivable and servicing advances             116,978               116,978                  84,311                84,311
Mortgage-backed securities                           6,016,866             6,016,866               1,763,628             1,763,628
Mortgage loans held for sale, net                    4,853,394             4,931,366               1,216,353             1,218,489
Mortgage servicing rights, net                         151,436               152,467                 117,784               117,784
Derivative assets                                       24,803                30,838                  30,611                30,611

Liabilities:

Warehouse lines of credit                            $ 735,783             $ 735,783             $ 1,121,760           $ 1,121,760
Commercial paper                                       529,790               529,790                      --                    --
Notes payable                                          135,761               135,761                  99,655                99,655
Drafts payable                                          26,200                26,200                  25,625                25,625
Reverse repurchase agreements                        7,071,168             7,065,072               1,344,327             1,344,327
Collateralized debt obligations                      2,022,218             2,022,218                      --                    --
Payable for securities purchased                            --                    --                 259,701               259,701
Derivative liabilities                                   1,860                 1,860                  12,694                12,694





NOTE 21 - CONDENSED FINANCIAL INFORMATION OF AMERICAN HOME MORTGAGE INVESTMENT CORP.

The following provides condensed financial information for the financial position, results of operations and cash flows of AHM Investment as of December 31, 2004 and December 31, 2003:

Parent Company Only - Condensed Balance Sheets (In thousands)


                                                                     December 31,
                                                ------------------------------------------------------
                                                          2004                        2003
                                                --------------------------  --------------------------
Assets:
    Cash                                                      $    30,143                 $     7,401
    Accounts receivable                                            42,127                       2,400
    Mortgage-backed securities                                  7,601,793                   1,757,753
    Goodwill                                                       24,841                      24,841
    Derivative assets                                              11,319                          --
    Investment in subsidiaries                                    289,719                     227,804
    Other assets                                                   13,515                       3,981
                                                --------------------------  --------------------------

Total assets                                                  $ 8,013,457                 $ 2,024,180
                                                ==========================  ==========================

Liabilities and Stockholders' Equity:
Liabilities:

    Reverse repurchase agreements                             $ 7,000,335                 $ 1,344,327
    Payable for securities purchased                                   --                     259,701
    Derivative liabilities                                             --                       6,035
    Accrued expenses and other liabilities                        186,860                      16,147
                                                --------------------------  --------------------------

           Total liabilities                                    7,187,195                   1,626,210
                                                --------------------------  --------------------------

Stockholders' equity:

           Total stockholders' equity                             826,262                     397,970
                                                --------------------------  --------------------------

Total liabilities and stockholders' equity                    $ 8,013,457                 $ 2,024,180
                                                ==========================  ==========================



Condensed Income Statements

                                                                     Year Ended December 31,
                                                  --------------------------------------------------------------
                                                         2004                  2003                 2002
                                                  --------------------  -------------------   ------------------
                                                                          (In thousands)

Net interest income:
  Interest income                                           $ 197,991             $  3,108             $     --
  Interest expense                                           (127,125)              (2,302)                  --
                                                  --------------------  -------------------   ------------------
        Total net interest income                              70,866                  806                   --
                                                  --------------------  -------------------   ------------------

Non-interest income:

  Loss on sale of mortgage loans                                 (385)                  --                   --
  Gain on securities and derivatives                            8,039                5,631                   --
  Equity in earnings of subsidiaries                           24,949               67,512               39,485
                                                  --------------------  -------------------   ------------------
        Total non-interest income                              32,603               73,143               39,485
                                                  --------------------  -------------------   ------------------

        Total non-interest expenses                            28,557                  155                   --
                                                  --------------------  -------------------   ------------------

Net income                                                  $  74,912             $ 73,794             $ 39,485
                                                  ====================  ===================   ==================

Dividends on preferred stock                                    3,988                   --                   --

                                                  --------------------  -------------------   ------------------
Net income available to common shareholders                 $  70,924             $ 73,794             $ 39,485
                                                  ====================  ===================   ==================



Condensed Statements of Cash Flows

                                                                                      Year Ended December 31,
                                                                  -----------------------------------------------------------------
                                                                         2004                  2003                   2002
                                                                  -------------------   --------------------   --------------------
                                                                                           (In thousands)

Cash flows from operating activities:
Net income                                                               $    74,912             $   73,794             $   39,485
Adjustments to reconcile net income to net cash
   used in operating activities
    Amortization of mortgage-backed securities premiums, net                  27,315                    130                     --
    Deferred cash flow hedge loss, net of amortization                        (4,218)                    --                     --
    Unrealized gain on free standing derivatives                             (41,077)                    --                     --
Increase in trading securities                                            (2,911,040)              (474,631)                    --
(Increase) decrease in operating assets
    Accounts receivable                                                      (39,727)                 1,293                     --
    Other assets                                                              (9,534)                 1,689                     --
Increase (decrease) in accrued expenses and other liabilities                161,128                 (2,544)                    --
Investment in earnings of subsidiaries                                       (24,949)               (67,512)               (39,485)
                                                                  -------------------   --------------------   --------------------
           Cash used in operating activities                              (2,767,190)              (467,781)                    --
                                                                  -------------------   --------------------   --------------------

Cash flows from investing activities
Increase in securities available for sale                                 (2,968,250)              (766,243)                    --
Acquisition of businesses, net of cash acquired                                   --                  6,455                     --
Investment in subsidiaries                                                   (35,738)                    --                (37,000)
                                                                  -------------------   --------------------   --------------------
           Cash used in investing activities                              (3,003,988)              (759,788)               (37,000)
                                                                  -------------------   --------------------   --------------------

Cash flows from financing activities
Increase in reverse repurchase agreements                                  5,656,008              1,014,677                     --
(Decrease) increase in payable for securities purchased                     (259,701)               219,451                     --
Proceeds from issuance of stock                                              478,895                     --                 37,000
Dividends paid                                                               (81,282)                    --                     --
Dividends received from subsidiary                                                --                    842                     --
                                                                  -------------------   --------------------   --------------------
           Cash provided by financing activities                           5,793,920              1,234,970                 37,000
                                                                  -------------------   --------------------   --------------------

Net increase in cash                                                          22,742                  7,401                     --

Cash, beginning of year                                                        7,401                     --                      1
                                                                  -------------------   --------------------   --------------------

Cash, end of year                                                        $    30,143             $    7,401             $        1
                                                                  ===================   ====================   ====================




NOTE 22 - ACQUISITIONS

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

Apex Mortgage Capital, Inc.
---------------------------
On December 3, 2003, AHM Investment completed its merger with Apex, a Maryland corporation that operated and elected to be treated as a REIT for federal income tax purposes. Immediately prior to the merger, under the terms of the reorganization agreement between AHM Holdings and AHM Investment, AHM Holdings reorganized through a reverse triangular merger that caused AHM Investment to become AHM Holdings' parent. AHM Investment issued 7,691,682 shares to former Apex stockholders in the merger valued at $177.3 million.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:


(In thousands)                                  December 3, 2003
                                       -----------------------------------
Cash                                                            $   6,454
Securities - trading                                                5,182
Securities - available for sale                                   511,827
Accounts receivable                                                 3,694
Other assets                                                           20
                                       -----------------------------------
     Total assets acquired                                        527,177
                                       -----------------------------------
Reverse repurchase agreements                                     329,650
Payable for securities purchased                                   40,250
Other liabilities                                                   4,792
                                       -----------------------------------
     Total liabilities assumed                                    374,692
                                       -----------------------------------
     Net assets acquired                                          152,485
Shares issued                                                     177,325
                                       -----------------------------------
Goodwill                                                        $  24,840
                                       ===================================


The goodwill which resulted from the acquisition of Apex is not deductible for tax purposes.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred on January 1, 2002:



                                                                             Year Ended December 31,

                                                        -----------------------------------------------------------------
(In thousands, except per share amounts)                             2003                              2002
                                                        -------------------------------   -------------------------------
Revenue                                                                      $ 347,047                         $ 291,169

Income before income taxes and minority interest                                24,789                           120,398

Net income before cumulative effect of
     change in accounting principle                                            (24,401)                           92,323

Earnings per share - basic                                                   $   (0.96)                        $    3.82
                                                        ===============================   ===============================

Earnings per share - diluted                                                 $   (0.95)                        $    3.76
                                                        ===============================   ===============================


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

                                                                                       Year Ended December 31, 2004
                                                                   ---------------------------------------------------------------
                                                                                              (In thousands)
                                                                           Mortgage-
                                                                            Backed
                                                                          Securities         Loan         Loan
                                                                           Holdings       Origination   Servicing
                                                                            Segment         Segment       Segment          Total
                                                                   ---------------------------------------------------------------
Net interest income:
Interest income                                                      $   191,563     $   122,743       $      --     $    314,306
Interest expense                                                        (124,397)        (73,071)         (3,905)        (201,373)
                                                                   ---------------------------------------------------------------
   Net interest income                                                    67,166          49,672          (3,905)         112,933
                                                                   ---------------------------------------------------------------

Non-interest income:

Gain on sales of mortgage loans                                               --         134,099               --          134,099
Gain on securitizations of mortgage loans                                     --          40,120               --           40,120
Gain (loss) on sales of mortgage--backed securities and derivatives        3,459          (3,396)              --               63
Unrealized gain on mortgage--backed securities and derivatives             7,679          67,781               --           75,460

Loan servicing fees                                                           --              --           40,571           40,571
Amortization of mortgage servicing rights                                     --              --          (32,615)         (32,615)
Impairment provision of mortgage servicing rights                             --              --          (12,423)         (12,423)
                                                                   ---------------------------------------------------------------
   Net loan servicing fees (loss)                                             --              --          (4,467)          (4,467)

Other non-interest income                                                     --           7,030               3            7,033
                                                                   ---------------------------------------------------------------
   Total non-interest income                                              11,138         245,634          (4,464)         252,308
                                                                   ---------------------------------------------------------------

Non-interest expenses:

   Salaries, commissions and benefits, net                                   229         184,163           5,001          189,393
   Occupancy and equipment                                                     7          37,110             525           37,642
   Data processing and communications                                         15          15,877             273           16,165
   Office supplies and expenses                                               --          12,685           1,045           13,730
   Marketing and promotion                                                     2          10,398               9           10,409
   Travel and entertainment                                                    3          14,042             145           14,190
   Professional fees                                                       3,653           7,855             651           12,159
   Other                                                                  24,900          (5,767)          3,083           22,216
                                                                   ---------------------------------------------------------------
      Total non-interest expenses                                         28,809         276,363          10,732          315,904
                                                                   ---------------------------------------------------------------

Net income before income tax benefit                                      49,495          18,943         (19,101)          49,337
                                                                   ---------------------------------------------------------------

Income tax benefit                                                            --         (16,941)         (8,634)         (25,575)

                                                                   ---------------------------------------------------------------
Net income                                                           $    49,495     $    35,884       $ (10,467)    $     74,912
                                                                   ===============================================================

Dividends on preferred stock                                               3,988              --              --            3,988

                                                                   ---------------------------------------------------------------
Net income available to common shareholders                          $    45,507     $    35,884       $ (10,467)    $     70,924
                                                                   ===============================================================

                                                                                           December 31, 2004
                                                                   ---------------------------------------------------------------

Segment assets                                                       $ 6,136,642     $ 5,194,387       $ 224,768     $ 11,555,797
                                                                   ===============================================================

                                                                                    Year Ended December 31, 2003
                                                                 ------------------------------------------------------------------
                                                                                             (in thousands)
                                                                       Mortgage-
                                                                        Backed
                                                                      Securities            Loan
                                                                       Holdings          Origination   Loan Servicing
                                                                        Segment            Segment         Segment           Total
                                                                 -----------------------------------------------------------------
Net interest income:

Interest income                                                   $     3,108        $   102,921       $     (12)     $   106,017
Interest expense                                                       (2,302)           (54,869)            185          (56,986)
                                                                 -----------------------------------------------------------------
   Total net interest income                                              806             48,052             173           49,031
                                                                 -----------------------------------------------------------------

Non-interest income:

Gain on sales of mortgage loans                                            --            376,605              --          376,605
Gain on securitizations of mortgage loans                                  --                149                              149
Gain on sales of mortgage-backed securities and derivatives             2,210                 --              --            2,210
Unrealized gain on mortgage-backed securities and derivatives             381              2,891              --            3,272

Loan servicing fees                                                        --                 --          39,125           39,125
Amortization of mortgage servicing rights                                  --                 --         (51,824)         (51,824)
Impairment recovery of mortgage servicing rights                           --                 --           6,334            6,334
                                                                 -----------------------------------------------------------------
   Net loan servicing fees (loss)                                          --                 --          (6,365)          (6,365)

Other non-interest income                                                  --              7,229              --            7,229
                                                                 -----------------------------------------------------------------
   Total non-interest income                                            2,591            386,874          (6,365)         383,100
                                                                 -----------------------------------------------------------------

Non-interest expenses:

   Salaries, commissions and benefits, net                                 --            201,454           3,485          204,939
   Occupancy and equipment                                                 --             26,609             406           27,015
   Data processing and communications                                      --             13,102              99           13,201
   Office supplies and expenses                                            --             12,082           1,230           13,312
   Marketing and promotion                                                 --             12,225              14           12,239
   Travel and entertainment                                                --              9,926              38            9,964
   Professional fees                                                       --              6,693             854            7,547
   Other                                                                   --             19,881           2,016           21,897
                                                                 -----------------------------------------------------------------
      Total non-interest expenses                                          --            301,972           8,142          310,114
                                                                 -----------------------------------------------------------------

Net income before income tax expense (benefit)                          3,397            132,954         (14,334)         122,017
                                                                 -----------------------------------------------------------------

Income tax expense (benefit)                                               --             54,100          (5,877)          48,223

                                                                 -----------------------------------------------------------------
Net income                                                        $     3,397        $    78,854       $  (8,457)     $    73,794
                                                                 =================================================================

Dividends on preferred stock                                               --                 --              --               --

                                                                 -----------------------------------------------------------------
Net income available to common shareholders                       $     3,397        $    78,854       $  (8,457)     $    73,794
                                                                 =================================================================

                                                                                         December 31, 2003
                                                                 -----------------------------------------------------------------

Segment assets                                                    $ 1,865,414        $ 1,375,276       $ 164,000      $ 3,404,690
                                                                 =================================================================

                                                                                     Year Ended December 31, 2002
                                                                 -----------------------------------------------------------------
                                                                                           (In thousands)
                                                                       Mortgage-
                                                                        Backed
                                                                      Securities       Loan
                                                                       Holdings     Origination   Loan Servicing
                                                                        Segment       Segment         Segment               Total
                                                                ----------------------------------------------------------------
Net interest income:

Interest income                                                     $--             $  55,871       $      --        $    55,871
Interest expense                                                     --               (29,131)         (1,903)           (31,034)
                                                                -----------------------------------------------------------------
   Total net interest income                                         --                26,740          (1,903)            24,837
                                                                -----------------------------------------------------------------

Non-interest income:

Gain on sales of mortgage loans                                      --               216,595              --            216,595

Loan servicing fees                                                  --                    --          23,973             23,973
Amortization of mortgage servicing rights                            --                    --         (26,399)           (26,399)
Impairment provision of mortgage servicing rights                    --                    --         (10,332)           (10,332)
                                                                -----------------------------------------------------------------
   Net loan servicing fees (loss)                                    --                    --         (12,758)           (12,758)

Other non-interest income                                            --                 4,147              --              4,147
                                                                -----------------------------------------------------------------
   Total non-interest income                                         --               220,742         (12,758)           207,984
                                                                -----------------------------------------------------------------


Non-interest expenses:

   Salaries, commissions and benefits, net                           --               105,198           1,697            106,895
   Occupancy and equipment                                           --                15,302             204             15,506
   Data processing and communications                                --                 7,787              66              7,853
   Office supplies and expenses                                      --                 5,901             610              6,511
   Marketing and promotion                                           --                 7,982              14              7,996
   Travel and entertainment                                          --                 4,581               6              4,587
   Professional fees                                                 --                 5,197             246              5,443
   Other                                                             --                 9,636             834             10,470
                                                                -----------------------------------------------------------------
      Total non-interest expenses                                    --               161,584           3,677            165,261
                                                                -----------------------------------------------------------------

Net income before income tax benefit                                 --                85,898         (18,338)            67,560
                                                                -----------------------------------------------------------------

Income tax benefit                                                   --                35,696          (7,621)            28,075

                                                                -----------------------------------------------------------------
Net income                                                          $--             $  50,202       $ (10,717)       $    39,485
                                                                =================================================================

Dividends on preferred stock                                         --                    --              --                 --

                                                                -----------------------------------------------------------------
Net income available to common shareholders                         $--             $  50,202       $ (10,717)       $    39,485
                                                                =================================================================

                                                                                       December 31, 2002
                                                                -----------------------------------------------------------------
Segment assets                                                      $--             $ 999,939       $ 121,225        $ 1,121,164
                                                                =================================================================

NOTE 24 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are presented below by quarter for the years ended December 31, 2004 and 2003:

                                                                                           Quarter Ended
                                                             -----------------------------------------------------------------------
                                                              December 31,    December 31,   September 30,   June 30,     March 31,
                                                                 2004             2004           2004          2004         2004
                                                             --------------   ------------   -------------  ----------  ------------
                                                             (As Previously  (As Restated)
                                                                Reported)         (1)
                                                                                        (In thousands, except per share amounts)
Net interest income                                          $      46,783    $    47,182    $     32,893   $  20,086   $    12,772
Gain on sales of mortgage loans                                     36,004         36,004          28,373      17,141        52,581
Gain on securitizations of mortgage loans                           40,674             --          30,460       7,803         1,857
Gain on sales of mortgage-backed securities
  and derivatives                                                    2,873          2,873          (8,120)     (1,322)        6,632
Unrealized (loss) gain on mortgage-backed securities
  and derivatives                                                   27,224         (6,581)         27,069      36,063        18,909
Net loan servicing (loss) fees                                      (3,062)          (333)         (2,740)      8,218        (9,612)
Non-interest expenses                                              102,606        102,606          78,340      68,251        66,707
Net income before income tax expense (benefit)                      49,370        (21,981)         32,945      20,964        17,409
Income tax expense (benefit)                                           755            755          (9,998)    (12,518)       (3,814)
Net income                                                          48,615        (22,736)         42,943      33,482        21,223
Net income available to common shareholders                         46,275        (25,076)         41,295      33,482        21,223
Per share data:
  Basic                                                      $        1.15    $     (0.62)   $       1.03   $    0.84   $      0.71
  Diluted                                                    $        1.14    $     (0.62)   $       1.02   $    0.83   $      0.70


                                                                                           Quarter Ended
                                                                 ------------------------------------------------------------------
                                                                  December 31,     September 30,       June 30,         March 31,
                                                                      2003              2003             2003              2003
                                                                 ---------------  --------------  -----------------  --------------
                                                                             (In thousands, except per share amounts)
Net interest income                                              $       11,704   $       13,684  $         12,874   $      10,769
Gain on sales of mortgage loans                                          53,535          105,577           129,282          88,211
Gain on securitizations of mortgage loans                                   149               --                --              --
Gain on sales of mortgage-backed securities and derivatives               2,210               --                --              --
Unrealized gain on mortgage-backed securities and derivatives             3,272               --                --              --
Net loan servicing fees (loss)                                           13,698            1,228           (13,937)         (7,354)
Non-interest expenses                                                    69,076           91,103            83,271          66,664
Net income before income tax expense                                     17,129           30,809            46,189          27,890
Income tax expense                                                        5,219           12,115            19,312          11,577
Net income                                                               11,910           18,694            26,877          16,313
Net income available to common shareholders                              11,910           18,694            26,877          16,313
Per share data:
  Basic                                                          $         0.60   $       $ 1.08  $           1.58   $        0.97
  Diluted                                                        $         0.59   $       $ 1.06  $           1.55   $        0.96

(1) The operating results for the quarter ended December 31, 2004 have been restated to give effect to the restatement described in Note 25.

NOTE 25 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004, the Company determined it had not applied the proper accounting treatment pursuant to the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for a securitization transaction in December of 2004. The consolidated financial statements for the year ended December 31, 2004 have been restated from the amounts previously reported to correct the accounting for the securitization transaction.

The Company improperly recorded $73.3 million of income before income taxes, consisting of $40.7 million of gain on securitization of mortgage loans and $32.6 million of unrealized gain on mortgage-backed securities. Had the transaction been accounted for properly as a financing, no gain on securitization of mortgage loans and unrealized gain on mortgage-backed securities would have been recorded. In addition, the Company improperly reported $1.6 billion of mortgage-backed securities, $40.5 million of MSR, and did not properly report $3.6 billion of mortgage loans held for sale and $2.0 billion of collateralized debt obligations.

Subsequent to the securitization, the Company improperly recorded an unrealized gain of $1.2 million and $2.3 million of interest income relating to the $1.6 billion of mortgage-backed backed securities that had been improperly recorded as an asset. In addition, subsequent to the securitization, the Company did not record $4.4 million of interest income relating to $3.6 billion of mortgage loans held for sale and $1.8 million of interest expense relating to $2.0 billion of collateralized debt obligations which would have been recognized had the transaction been properly recorded as a financing. Subsequent to the securitization, the Company improperly recorded $2.7 million of impairment provision of MSR relating to $40.5 million of MSR.

The Company improperly classified cash flows related to certain origination, securitization and mortgage-backed securities holding activities as cash flows from investing activities rather than cash flows from operating activities. As a result, adjustments were recorded to properly classify sources and uses of cash in operating and investing activities with the most significant adjustment to properly classify cash used for origination of mortgage loans held for securitization of approximately $9.5 billion and cash proceeds from securitization of mortgage loans of approximately $9.1 billion from cash flows from investing activities to cash flows from operating activities for the year ended December 31, 2004. Adjustments were recorded to properly classify sources and uses of cash in operating and investing activities totaling $584 million from cash flows from investing activities to cash flows from operating activities for the year ended December 31, 2003.


The following tables present the significant effects of the restatement:

(In thousands)                                                                                    December 31, 2004
                                                                                    ----------------------------------------------
                                                                                       (As previously
                                                                                          reported)              (As restated)
                                                                                    ---------------------   ----------------------
Assets:
  Accounts receivable and servicing advances                                         $           105,338     $            116,978
  Mortgage-backed securities                                                                   7,601,793                6,016,866
  Mortgage loans held for sale, net                                                            1,316,609                4,853,394
  Derivative assets                                                                               23,344                   24,803
  Mortgage servicing rights, net                                                                 189,229                  151,436
  Other assets                                                                                    46,556                   57,046
  Total assets                                                                                 9,618,143               11,555,797

Liabilities and Stockholders' Equity:

  Collateralized debt obligations                                                                     --                2,022,218
  Accrued expenses and other liabilities                                                         165,626                  152,413
  Total liabilities                                                                            8,720,530               10,729,535
  Retained earnings                                                                              170,979                   99,628
  Total stockholders' equity                                                                     897,613                  826,262
  Total liabilities and stockholders' equity                                                   9,618,143               11,555,797

(In thousands, except per share amounts)                         Year Ended December 31, 2004
                                                                -------------------------------
                                                                (As previously
                                                                   reported)      (As restated)
                                                                --------------    -------------
Interest income                                                 $      312,132    $     314,306
Interest expense                                                      (199,598)        (201,373)
Total net interest income                                              112,534          112,933

Gain on securitizations of mortgage loans                               80,794           40,120
Unrealized gain on mortgage-backed securities and derivatives          109,265           75,460

Impairment provision of mortgage servicing rights                      (15,152)         (12,423)
Net loan servicing (loss) fees                                          (7,196)          (4,467)
Total non-interest income                                              324,058          252,308

Net income before income tax (benefit) expense                         120,688           49,337
Net income                                                             146,263           74,912
Net income available to common shareholders                            142,275           70,924
Comprehensive income                                                   111,667           40,316

Per share data:
  Basic                                                         $         3.78    $        1.89
  Diluted                                                       $         3.74    $        1.86

                                                               Year Ended December 31, 2004        Year Ended December 31, 2003
                                                              -------------------------------    -------------------------------
(In thousands)                                                (As previously                     (As previously
                                                                 reported)      (As restated)       reported)      (As restated)
                                                              --------------    -------------    --------------    -------------
Cash flows from operating activities:
Net income                                                    $      146,263    $      74,912    $       73,794    $      73,794
Adjustments to reconcile net income to net cash
  used in operating activities:
Amortization and impairment of mortgage servicing rights              47,767           45,038            45,490           45,490
(Gain) loss on sales of mortgage-backed securities and
  derivatives                                                         (3,459)           4,929            (2,210)          (2,210)
Unrealized gain on mortgage-backed securities                        (22,677)          (6,916)           (3,272)          (3,272)
Additions to mortgage servicing rights on securitized loans         (100,225)         (59,703)           (5,333)          (5,333)
Decrease (increase) in deferred origination costs                      1,846          (25,055)           (8,167)          (8,167)
      Accounts receivable and servicing advances                     (21,027)         (32,667)          (28,848)         (28,848)
      Other assets                                                   (32,640)         (43,130)           (5,117)          (5,117)
Increase (decrease) in operating liabilities:
      Accrued expenses and other liabilities                          74,439           61,226            (7,989)          (7,989)
Origination of mortgage loans held for sale                      (13,530,884)     (23,069,085)      (21,076,784)     (21,705,251)
Proceeds from securitizations and repayments of mortgage
  loans                                                                   --        5,686,825                --          520,806
Additions to mortgage-backed securities and derivatives                   --       (3,818,014)               --         (531,137)
Proceeds from sales of mortgage-backed securities                         --        2,020,635                --           54,437
Principal repayments of mortgage-backed securities                        --          333,956                --              159
      Net cash provided by (used in) operating activities            263,861       (5,122,591)         (223,503)        (807,705)

Cash flows from investing activities:
Origination of mortgage loans held for securitization             (9,538,201)              --          (628,467)              --
Proceeds from securitizations of mortgage loans                    9,178,665               --           520,806               --
Purchases of mortgage-backed securities                          (10,661,161)      (5,293,484)       (1,817,348)      (1,286,211)
Proceeds from sales of mortgage-backed securities                  3,618,320        1,589,297           563,861          509,424
Principal repayments of mortgage-backed securities                 1,251,428          917,472             7,477            7,318
      Net cash used in investing activities                       (6,169,435)      (2,805,201)       (1,385,368)        (801,166)

Cash flows from financing activities:
Increase in collateralized debt obligations                               --        2,022,218                --               --
      Net cash provided by financing activities                    6,045,247        8,067,465         1,637,603        1,637,603

                                INDEX TO EXHIBITS

Exhibit No.                          Description
-----------    ------------------------------------------------------
2.1         --  Agreement and Plan of Merger, dated December 29,
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

Exhibit No.                          Description
-----------    ------------------------------------------------------

3.2.2       --  Articles Supplementary of American Home Mortgage
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

Exhibit No.                          Description
-----------    ------------------------------------------------------

10.4        --  Employment Agreement, dated as of December 23, 2002,
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

Exhibit No.                          Description
-----------    ------------------------------------------------------

10.12.3     --  Amended and Restated Mortgage Loan Custodial
                Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., Deutsche Bank National Trust Company, American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated (incorporated by reference to Exhibit
                10.5 to the Quarterly Report on Form 10-Q of
                American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

10.12.4     --  Amended and Restated Mortgage Loan Participation
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

Exhibit No.                          Description
-----------    ------------------------------------------------------

10.14.3     --  Originator Performance Guaranty, dated as of August
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

Exhibit No.                          Description
-----------    ------------------------------------------------------

10.16       --  Agreement of Lease, dated October 20, 1995, between
                Reckson Operating Partnership, L.P., as Landlord, Choicecare Long Island, Inc., as Assignor, and American Home Mortgage Corp., as Assignee, as amended on September 30, 1999 (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of American Home Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on March 30,
                2000).

10.17       --  Agreement of Lease, dated as of November 24, 2003,
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