Form 10-Q/A
period 2004-03-31
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2005-04-29
CIK 1256536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 001-31916


                     AMERICAN HOME MORTGAGE INVESTMENT CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


Maryland                                                              20-0103914
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


538 Broadhollow Road, Melville, New York                                   11747
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


This amendment on Form 10-Q/A reflects the restatement of the consolidated financial statements of American Home Mortgage Investment Corp., as discussed in
Note 13 to the consolidated financial statements.

All of the information in this Form 10-Q/A is as of May 10, 2004, the filing date of the original Form 10-Q for the quarter ended March 31, 2004, and has not been updated for events subsequent to that date other than for the matter discussed above.



                          PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2004 and
              December 31, 2003...............................................1

            Consolidated Statements of Income for the Three Months
              Ended March 31, 2004 and 2003...................................2

            Consolidated Statements of Stockholders' Equity  for the
              Three Months Ended March 31, 2004 and 2003......................3

            Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2004 (As Restated) and 2003.....................4

            Notes to Consolidated Financial Statements .......................5

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................21

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ......33

Item 4.     Controls and Procedures..........................................34


                            PART II-OTHER INFORMATION

Item 1.     Legal Proceedings................................................36

Item 2.     Changes in Securities, Use of Proceeds and Issuer
              Purchases of Equity Securities.................................36

Item 3.     Defaults Upon Senior Securities..................................36

Item 4.     Submission of Matters to a Vote of Security Holders..............36

Item 5.     Other Information................................................36

Item 6.     Exhibits and Reports on Form 8-K ................................37


SIGNATURES

INDEX TO EXHIBITS

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                       March 31,                  December 31,
                                                                                          2004                        2003
                                                                                  ---------------------       --------------------
Assets:
  Cash and cash equivalents                                                       $             97,557        $            53,148
  Accounts receivable and servicing advances                                                    80,426                     84,311
  Mortgage-backed securities (including securities pledged of $3,574,125 and
    $1,426,477 as of March 31, 2004 and December 31, 2003, respectively)                     4,003,079                  1,763,628
  Mortgage loans held for sale, net                                                          1,371,048                  1,223,827
  Derivative assets                                                                             24,151                     20,837
  Mortgage servicing rights, net                                                               113,519                    117,784
  Premises and equipment, net                                                                   41,234                     41,738
  Goodwill                                                                                      83,752                     83,445
  Other assets                                                                                  12,213                     13,672
                                                                                  ---------------------       --------------------
    Total assets                                                                  $          5,826,979        $         3,402,390
                                                                                  =====================       ====================

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                       $          1,251,845        $         1,121,760
  Drafts payable                                                                                64,310                     25,625
  Reverse repurchase agreements                                                              3,394,941                  1,344,327
  Payable for securities purchased                                                             134,647                    259,701
  Derivative liabilities                                                                        21,295                     10,394
  Accrued expenses and other liabilities                                                        58,648                     76,156
  Notes payable                                                                                106,423                     99,655
  Income taxes payable                                                                          53,689                     66,802
                                                                                  ---------------------       --------------------
    Total liabilities                                                                        5,085,798                  3,004,420
                                                                                  ---------------------       --------------------

Commitments and contingencies                                                                        -                          -

Stockholders' Equity:
  Preferred stock, $0.01 per share par value, 10,000,000 shares authorized, none
    issued and outstanding                                                                           -                          -
  Common stock, $0.01 per share par value, 100,000,000 shares authorized,
    39,875,524 and 25,270,100 shares issued and outstanding as of March 31, 2004
    and December 31, 2003, respectively                                                            399                        252
  Additional paid-in capital                                                                   623,953                    281,432
  Retained earnings                                                                            125,504                    121,029
  Accumulated other comprehensive loss                                                          (8,675)                    (4,743)
                                                                                  ---------------------       --------------------

    Total stockholders' equity                                                                 741,181                    397,970
                                                                                  ---------------------       --------------------

      Total liabilities and stockholders' equity                                  $          5,826,979        $         3,402,390
                                                                                  =====================       ====================

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                               Three Months Ended March 31,
                                                                                ----------------------------------------------------
                                                                                         2004                          2003
                                                                                ----------------------       -----------------------
Net interest income:
     Interest income                                                            $              34,050        $               20,978
     Interest expense                                                                         (21,278)                      (10,209)
                                                                                ----------------------       -----------------------
          Total net interest income                                                            12,772                        10,769
                                                                                ----------------------       -----------------------

Non-interest income:
     Gain on sales of mortgage loans and mortgage-backed securities                            80,133                        88,211

     Loan servicing fees                                                                       10,318                        11,128
     Amortization                                                                              (7,346)                      (12,769)
     Impairment reserve provision                                                             (12,584)                       (5,713)
                                                                                ----------------------       -----------------------
          Net loan servicing fees (loss)                                                       (9,612)                       (7,354)
                                                                                ----------------------       -----------------------

     Other non-interest income                                                                    978                         2,928
                                                                                ----------------------       -----------------------
          Total non-interest income                                                            71,499                        83,785
                                                                                ----------------------       -----------------------

Non-interest expenses:
     Salaries, commissions and benefits, net                                                   39,782                        44,647
     Occupancy and equipment                                                                    8,094                         5,623
     Data processing and communications                                                         3,213                         3,079
     Office supplies and expenses                                                               3,118                         3,023
     Marketing and promotion                                                                    2,212                         2,799
     Travel and entertainment                                                                   2,577                         1,987
     Professional fees                                                                          2,428                         1,841
     Other                                                                                      5,438                         3,665
                                                                                ----------------------       -----------------------
          Total non-interest expenses                                                          66,862                        66,664
                                                                                ----------------------       -----------------------

Net income before income tax (benefit) expense                                                 17,409                        27,890

Income tax (benefit) expense                                                                   (3,814)                       11,577
                                                                                ----------------------       -----------------------

Net income                                                                      $              21,223        $               16,313
                                                                                ======================       =======================

     Per share data:
          Basic                                                                 $                0.71        $                 0.97
                                                                                ======================       =======================
          Diluted                                                               $                0.70        $                 0.96
                                                                                ======================       =======================

          Weighted average number of shares - basic                                        30,030,248                    16,750,960
          Weighted average number of shares - diluted                                      30,507,818                    17,015,681

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                                           Shares of                           Additional
                                                            Common             Common            Paid-in           Retained
(Dollars in thousands)                                      Stock              Stock             Capital           Earnings
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                 16,717,459   $            167  $         95,785  $         68,144
                                                     ===================  ================= ================= =================
Comprehensive income:
  Net income                                                          -                  -                 -            16,313
Comprehensive income
  Issuance of common stock, earnouts                             13,827                  -               142                 -
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                         43,627                  1               325                 -
  Dividends declared                                                  -                  -                 -              (837)
                                                     -------------------  ----------------- ----------------- -----------------
Balance at March 31, 2003                                    16,774,913   $            168  $         96,252  $         83,620
                                                     ===================  ================= ================= =================

Balance at December 31, 2003                                 25,270,100   $            252  $        281,432  $        121,029
                                                     ===================  ================= ================= =================
Comprehensive income:
  Net income                                                          -                  -                 -            21,223
  Net unrealized gain on mortgage-backed
    securities available for sale                                     -                  -                 -                 -
  Gross unrealized loss on interest rate swaps                        -                  -                 -                 -
Comprehensive income
  Issuance of common stock, offering                         14,375,000                144           339,647                 -
  Issuance of common stock, earnouts                              4,758                  -               109                 -
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                        225,666                  3             1,166                 -
  Tax benefit from stock options exercised                            -                  -             1,599                 -
  Dividends declared                                                  -                  -                 -           (16,748)
                                                     -------------------  ----------------- ----------------- -----------------
Balance at March 31, 2004                                    39,875,524   $            399  $        623,953  $        125,504
                                                     ===================  ================= ================= =================


                                                                Accumulated
                                                                  Other                  Total
                                                               Comprehensive         Stockholders'
(Dollars in thousands)                                             Loss                 Equity
------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                              $                 -   $          164,096
                                                          ==================== ====================
Comprehensive income:
  Net income                                                                -               16,313
                                                                               --------------------
Comprehensive income                                                                        16,313
  Issuance of common stock, earnouts                                        -                  142
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                                    -                  326
  Dividends declared                                                        -                 (837)
                                                          -------------------- --------------------
Balance at March 31, 2003                                 $                 -   $          180,040
                                                          ==================== ====================

Balance at December 31, 2003                              $            (4,743)  $          397,970
                                                          ==================== ====================
Comprehensive income:
  Net income                                                                -               21,223
  Net unrealized gain on mortgage-backed
    securities available for sale                                      10,221               10,221
  Gross unrealized loss on interest rate swaps                        (14,153)             (14,153)
                                                                               --------------------
Comprehensive income                                                                        17,291
  Issuance of common stock, offering                                        -              339,791
  Issuance of common stock, earnouts                                        -                  109
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                                    -                1,169
  Tax benefit from stock options exercised                                  -                1,599
  Dividends declared                                                        -              (16,748)
                                                          -------------------- --------------------
Balance at March 31, 2004                                 $            (8,675)  $          741,181
                                                          ==================== ====================

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                     Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     2004             2003
                                                                 ------------     -----------
                                                                 (As restated,
                                                                 see Note 13)
Cash flows from operating activities:
Net income                                                       $      21,223    $    16,313
Adjustments to reconcile net income to net cash
  used in operating activities:
Depreciation and amortization                                            1,977          1,169
Amortization and impairment of mortgage servicing rights                19,930         18,482
Amortization of mortgage-backed securities premiums, net                 2,952             --
Deferred cash flow hedge gain, net of amortization                         415             --
Gain on sales of mortgage-backed securities and derivatives             (6,705)            --
Unrealized gain on mortgage-backed securities                          (10,217)            --
Additions to mortgage servicing rights on securitized loans             (9,863)            --
Additions to mortgage servicing rights on sold loans                    (5,802)        (5,832)
Increase in interest rate lock commitments                              (9,990)        (8,107)
Increase in deferred origination costs                                    (884)        (6,605)
Decrease (increase) in SFAS No. 133 basis adjustments                    5,524         (4,203)
Other                                                                   (2,504)           123
(Increase) decrease in operating assets:
        Accounts receivable and servicing advances                       3,885          3,029
        Other assets                                                     1,703         (1,373)
Increase (decrease) in operating liabilities:
        Accrued expenses and other liabilities                          (8,092)         4,821
        Income taxes payable                                           (13,113)         7,980
        Forward delivery contracts                                      (5,809)        (6,097)

Origination of mortgage loans held for sale                         (4,413,174)    (4,250,824)
Proceeds from sales and repayments of mortgage loans                 3,292,010      4,061,780
Proceeds from securitizations and repayments of mortgage loans         969,436             --
Additions to mortgage-backed securities                               (897,322)            --
Proceeds from sales of mortgage-backed securities                       23,861             --
Principal repayments of mortgage-backed securities                      13,734             --
                                                                 -------------    -----------
        Net cash used in operating activities                       (1,026,825)      (169,344)
                                                                 -------------    -----------

Cash flows from investing activities:
Purchases of premises and equipment                                     (1,473)        (2,347)
Purchases of mortgage-backed securities                             (2,094,101)            --
Proceeds from sales of mortgage-backed securities                      697,268             --
Principal repayments of mortgage-backed securities                      49,985             --
Other                                                                     (353)           369
                                                                 -------------    -----------
        Net cash used in investing activities                       (1,348,674)        (1,978)
                                                                 -------------    -----------

Cash flows from financing activities:
Increase in warehouse lines of credit, net                             130,085        173,275
Increase in reverse repurchase agreements, net                       2,050,614             --
Decrease in payable for securities purchased                          (125,054)            --
Increase in drafts payable, net                                         38,685          7,744
Proceeds from issuance of common stock                                 341,882            202
Dividends paid                                                         (23,072)          (837)
Increase (decrease) in notes payable, net                                6,768         (2,459)
                                                                 -------------    -----------
        Net cash provided by financing activities                    2,419,908        177,925
                                                                 -------------    -----------

Net increase in cash and cash equivalents                               44,409          6,603
Cash and cash equivalents, beginning of period                          53,148         24,416
                                                                 -------------    -----------

Cash and cash equivalents, end of period                         $      97,557    $    31,019
                                                                 =============    ===========
Supplemental disclosure of cash flow information:
Interest paid                                                    $      13,254    $     8,527
Income taxes paid                                                        6,361          5,256

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

The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes all adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

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

                                                                                            Three Months Ended March 31,
                                                                               ----------------------------------------------------
(In thousands, except per share data)                                                   2004                        2003
                                                                               -----------------------     -----------------------
Net income, as reported                                                         $              21,223      $               16,313

Less: Total stock-based employee compensation expense determined
under fair value based method for all rewards, net of related tax effects                        (187)     $                 (134)
                                                                               -----------------------     -----------------------

Pro forma net income                                                            $              21,036      $               16,179
                                                                               =======================     =======================

Earnings per share:
    Basic - as reported                                                         $                0.71      $                 0.97
    Basic - pro forma                                                           $                0.70      $                 0.97

    Diluted - as reported                                                       $                0.70      $                 0.96
    Diluted - pro forma                                                         $                0.69      $                 0.95



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

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities as of March 31, 2004 and December 31, 2003:

                                                      March 31, 2004
                          -----------------------------------------------------------------------
(In thousands)            Trading Securities    Securities Available for Sale    Total Securities
                          ------------------    -----------------------------    ----------------
Principal amount          $        1,091,714    $                   2,814,285    $      3,905,999
Unamortized premium                    4,244                           59,142              63,386
                          ------------------    -----------------------------    ----------------
Adjusted cost                      1,095,958                        2,873,427           3,969,385

Gross unrealized gains                22,181                           13,528              35,709
Gross unrealized losses                   --                           (2,015)             (2,015)
                          ------------------    -----------------------------    ----------------
Fair value                $        1,118,139    $                   2,884,940    $      4,003,079
                          ==================    =============================    ================


                                                     December 31, 2003
                          -----------------------------------------------------------------------
(In thousands)            Trading Securities    Securities Available for Sale    Total Securities
                          ------------------    -----------------------------    ----------------

Principal amount          $          473,424    $                   1,259,700    $      1,733,124
Unamortized premium                    3,117                           22,823              25,940
                          ------------------    -----------------------------    ----------------
Adjusted cost                        476,541                        1,282,523           1,759,064

Gross unrealized gains                 3,382                            1,969               5,351
Gross unrealized losses                 (110)                            (677)               (787)
                          ------------------    -----------------------------    ----------------
Fair value                $          479,813    $                   1,283,815    $      1,763,628
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

The Company has credit exposure on loans it has securitized. The following table summarizes the loan delinquency information as of March 31, 2004 and December 31, 2003:


                                                   March 31, 2004
                          ---------------------------------------------------------------------
(in thousands)

Delinquency Status           Loan          Loan         Percent of Total       Percent of Total
                             Count       Balance         Securitizations            Assets
------------------------  ---------------------------------------------------------------------
60 to 89 days                     7        $ 1,353                   0.10%               0.02%
                          ----------  -------------  ----------------------  ------------------
                                  7        $ 1,353                   0.10%               0.02%
                          ==========  =============  ======================  ==================

                                                   December 31, 2003
                          --------------------------------------------------------------------
(in thousands)

Delinquency Status           Loan          Loan         Percent of Total      Percent of Total
                             Count        Balance        Securitizations            Assets
------------------------  --------------------------------------------------------------------
60 to 89 days                     1          $ 692                   0.13%              0.02%
                          ----------  -------------  ---------------------- ------------------
                                  1          $ 692                   0.13%              0.02%
                          ==========  =============  ====================== ==================

As of March 31, 2004 the Company had a payable for securities purchased of $134.6 million of mortgage-backed securities.

NOTE 3 - MORTGAGE LOANS HELD FOR SALE, NET

The following table presents the Company's mortgage loans held for sale, net, as of March 31, 2004 and December 31, 2003:

                                               March 31,     December 31,
(In thousands)                                    2004           2003
                                              -----------    -----------
Mortgage loans held for sale                  $ 1,330,349    $ 1,187,314
FAS 133 basis adjustments                          10,965         16,489
Deferred origination costs, net                    29,884         22,324
Forward delivery contracts                           (150)        (2,300)
                                              -----------    -----------

Mortgage loans held for sale, net             $ 1,371,048    $ 1,223,827
                                              ===========    ===========


NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of March 31, 2004 and December 31, 2003:

                                                                   March 31,     December 31,
(In thousands)                                                       2004            2003
                                                                -------------   -------------
Derivative Assets:
Interest rate lock commitments                                  $      24,151   $      20,837
                                                                -------------   -------------

Derivative assets                                               $      24,151   $      20,837
                                                                =============   =============

Derivative Liabilities:
Forward delivery contracts - loan commitments                   $         699   $       4,358
Forward delivery contracts - loans held for sale(1)                       150           2,300
Interest rate swaps                                                    20,596           6,036
                                                                -------------   -------------
Derivative liabilities                                          $      21,445   $      12,694
                                                                =============   =============


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

NOTE 5 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the three months ended March 31, 2004 and 2003:


                                              Three Months Ended March 31,
                                           ----------------------------------
(In thousands)                                        2004               2003
                                           ---------------    ---------------
Mortgage Servicing Rights:
Balance at beginning of period             $       121,652    $       119,225
Additions                                           15,665              5,832
Amortization                                        (7,346)           (12,769)
                                           ---------------    ---------------

Balance at end of period                   $       129,971    $       112,288
                                           ---------------    ---------------

Impairment Allowance:
Balance at beginning of period             $        (3,868)   $       (10,202)
Impairment provision                               (12,584)            (5,713)
                                           ---------------    ---------------

Balance at end of period                   $       (16,452)   $       (15,915)
                                           ---------------    ---------------

Mortgage servicing rights, net             $       113,519    $        96,373
                                           ===============    ===============



Aggregate Amortization Expense
------------------------------
   Three months ended March 31, 2004                    $    7,346

Estimated Amortization Expense
------------------------------
   Year ended March 31, 2005                                30,373
   Year ended March 31, 2006                                21,934
   Year ended March 31, 2007                                16,122
   Year ended March 31, 2008                                12,207
   Year ended March 31, 2009                                 9,469
                  Thereafter                                39,866


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

The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at March 31, 2004 and December 31, 2003:

                                                          March 31, 2004          December 31, 2003
                                                       ----------------------   ----------------------
                                                                   (Dollars in thousands)
Loan servicing portfolio - loans sold or securitized   $           8,956,144    $           8,272,294
Average loan size                                      $                 127    $                 120
Weighted average servicing fee                                         0.363%                   0.347%
Weighted average note rate                                              5.58%                    5.72%
Weighted average remaining term (in months)                              313                      298
Weighted average age (in months)                                          26                       27


NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the three months ended March 31, 2004:

(In thousands)                                                               Mortgage-Backed
                                                  Loan Origination         Securities Holdings
                                                       Segment                   Segment                   Total
                                                --------------------- ----------------------------- ---------------------
Balance at December 31, 2003                    $             58,605  $                   $ 24,840  $           $ 83,445
Earnouts from previous acquisitions                              307                             -                   307
                                                --------------------- ----------------------------- ---------------------
Balance at March 31, 2004                       $             58,912  $                   $ 24,840  $           $ 83,752
                                                ===================== ============================= =====================


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

The following table presents the Company's warehouse lines of credit as of March 31, 2004 and December 31, 2003:

                                                    March 31, 2004                    December 31, 2003
                                          ---------------------------------  -----------------------------------
                                                               Weighted                            Weighted
                                             Outstanding        Average         Outstanding         Average
(Dollars in thousands)                         Balance           Rate             Balance            Rate
                                          ---------------------------------  -----------------------------------

CDC                                       $         402,310     1.95 %       $          406,444        1.98 %
UBS                                                 376,764     3.12                    128,345        3.21
Credit Lyonnais                                     187,736     1.84                    200,702        1.88
Morgan Stanley                                      161,243     1.89                     92,925        1.92
RFC                                                 123,792     2.54                    293,344        2.06
                                          -----------------                  ------------------

Warehouse lines of credit                 $       1,251,845     2.34 %       $        1,121,760        2.12 %
                                          =================                  ==================


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

At March 31, 2004 and December 31, 2003, the reverse repurchase agreements had the following remaining maturities:


                                       March 31,              December 31,
                                          2004                    2003
                                  ---------------------   --------------------
                                                (In thousands)
Within 30 days                    $          1,062,719    $            184,302
31 to 89 days                                  544,442                       -
90 to 365 days                               1,787,780               1,160,025
                                  --------------------    --------------------
Reverse repurchase agreements     $          3,394,941    $          1,344,327
                                  ====================    ====================

NOTE 9 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

                                                                  Three Months Ended March 31,
                                                              ------------------------------------
(Dollars in thousands, except per share amounts)                    2004               2003
                                                              ------------------ -----------------

Numerator for basic earnings per share - Net income           $          21,223  $         16,313
                                                              =================  ================

Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                                    30,030,248        16,750,960

  Net effect of dilutive stock options                                  477,570           264,721
                                                              -----------------  ----------------

Denominator for diluted earnings per share                           30,507,818        17,015,681
                                                              =================  ================

Net income per share:

     Basic                                                    $            0.71  $           0.97
                                                              =================  ================
    Diluted                                                   $            0.70  $           0.96
                                                              =================  ================


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
Expected life                   3 years


NOTE 11 - ACQUISITIONS

Apex Mortgage Capital, Inc.

On December 3, 2003, AHM Holdings completed its merger with Apex, a Maryland corporation that operated and elected to be treated as a REIT. Immediately prior to the merger, under the terms of the reorganization agreement between AHM Holdings and AHM Investment, AHM Holdings reorganized through a reverse triangular merger that caused AHM Investment, a newly formed Maryland corporation that operates and will elect to be treated as a REIT for federal income tax purposes, to become AHM Holdings' parent. AHM Investment issued 7,691,862 shares to former Apex stockholders in the merger valued at $177.3 million.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred at the beginning of the year for the three months ended March 31, 2003:


                                                    Three Months Ended
                                                 -------------------------
(In thousands, except per share amounts)              March 31, 2003
                                                 -------------------------

Revenue                                          $                 102,541

Income before income taxes                                          34,189


Net income                                       $                  22,612
                                                 =========================

Earnings per share - basic                       $                    0.93
                                                 =========================

Earnings per share - diluted                     $                    0.92
                                                 =========================


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

                                                                       Three Months Ended March 31, 2004
                                                 --------------------------------------------------------------------------------
                                                                                (in thousands)
                                                   Mortgage-Backed
                                                     Securities        Loan Origination     Loan Servicing
                                                  Holdings Segment          Segment             Segment              Total
                                                 --------------------------------------------------------------------------------
Net interest income:
Interest income                                  $            15,149   $          18,901    $              -       $      34,050
Interest expense                                              (9,412)            (10,962)               (904)            (21,278)
                                                 --------------------------------------------------------------------------------
   Total net interest income                                   5,737               7,939                (904)             12,772
                                                 --------------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                                 12,651              67,482                   -              80,133

Loan servicing fees                                                -                   -              10,318              10,318
Amortization                                                       -                   -              (7,346)             (7,346)
Impairment reserve provision                                       -                   -             (12,584)            (12,584)
                                                 --------------------------------------------------------------------------------
   Net loan servicing fees (loss)                                  -                   -              (9,612)             (9,612)

Other non-interest income                                          -                 978                   -                 978
                                                 --------------------------------------------------------------------------------
   Total non-interest income                                  12,651              68,460              (9,612)             71,499
                                                 --------------------------------------------------------------------------------



Non-interest expenses:
   Salaries, commissions and benefits, net                        50              38,600               1,132              39,782
   Occupancy and equipment                                         -               7,935                 159               8,094
   Data processing and communications                              2               3,181                  30               3,213
   Office supplies and expenses                                    -               2,747                 371               3,118
   Marketing and promotion                                         -               2,212                   -               2,212
   Travel and entertainment                                        2               2,462                 113               2,577
   Professional fees                                              71               2,213                 144               2,428
   Other                                                       1,045               3,324               1,069               5,438
                                                 --------------------------------------------------------------------------------
      Total non-interest expenses                              1,170              62,674               3,018              66,862
                                                 --------------------------------------------------------------------------------

Net income before income tax expense (benefit)                17,218              13,725             (13,534)             17,409
                                                 --------------------------------------------------------------------------------

Income tax expense (benefit)                                       -               1,735              (5,549)             (3,814)

                                                 --------------------------------------------------------------------------------
Net income                                       $            17,218   $          11,990    $         (7,985)      $      21,223
                                                 ================================================================================

                                                                                 March 31, 2004
                                                 --------------------------------------------------------------------------------

Segment assets                                           $ 4,074,086   $       1,613,620    $        139,273       $   5,826,979
                                                 ================================================================================

                                                                        Three Months Ended March 31, 2003
                                                 --------------------------------------------------------------------------------
                                                                                  (in thousands)
                                                   Mortgage-Backed
                                                     Securities        Loan Origination     Loan Servicing
                                                  Holdings Segment          Segment             Segment              Total
                                                 --------------------------------------------------------------------------------
Net interest income:
Interest income                                  $                 -   $          20,976    $              2       $      20,978
Interest expense                                                   -              (9,421)               (788)            (10,209)
                                                 --------------------------------------------------------------------------------
   Total net interest income                                       -              11,555                (786)             10,769
                                                 --------------------------------------------------------------------------------
Non-interest income:
Gain on sales of mortgage loans                                    -              88,211                   -              88,211

Loan servicing fees                                                -                   -              11,128              11,128
Amortization                                                       -                   -             (12,769)            (12,769)
Impairment reserve provision                                       -                   -              (5,713)             (5,713)
                                                 --------------------------------------------------------------------------------
Net loan servicing fees (loss)                                     -                   -              (7,354)             (7,354)

Other non-interest income                                          -               2,928                   -               2,928
                                                 --------------------------------------------------------------------------------
   Total non-interest income                                       -              91,139              (7,354)             83,785
                                                 --------------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                         -              43,841                 806              44,647
   Occupancy and equipment                                         -               5,492                 131               5,623
   Data processing and communications                              -               3,052                  27               3,079
   Office supplies and expenses                                    -               2,664                 359               3,023
   Marketing and promotion                                         -               2,797                   2               2,799
   Travel and entertainment                                        -               1,986                   1               1,987
   Professional fees                                               -               1,709                 132               1,841
   Other                                                           -               3,259                 406               3,665
                                                 --------------------------------------------------------------------------------
      Total non-interest expenses                                  -              64,800               1,864              66,664
                                                 --------------------------------------------------------------------------------

Net income before income tax expense (benefit)                     -              37,894             (10,004)             27,890
                                                 --------------------------------------------------------------------------------

Income tax expense (benefit)                                       -              15,584              (4,007)             11,577

                                                 --------------------------------------------------------------------------------
Net income                                                       $ -   $          22,310    $         (5,997)      $      16,313
                                                 ================================================================================

                                                                                 December 31, 2003
                                                 --------------------------------------------------------------------------------

Segment assets                                   $         1,865,414   $        1,372,976   $         164,000      $    3,402,390
                                                 ================================================================================

NOTE 13 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2004, the Company determined it had improperly classified cash flows related to certain securitization and mortgage-backed securities holding activities as cash flows from investing activities rather than cash flows from operating activities. As a result, adjustments were recorded to properly classify sources and uses of cash in operating and investing activities with the most significant adjustment to properly classify cash used for purchases and additions to mortgage-backed securities of approximately $972 million and cash proceeds from sales of mortgage-backed securities of approximately $92 million from cash flows from investing activities to cash flows from operating activities for the quarter ended March 31, 2004. Certain reclassifications in the quarterly cash flow statement for the first quarter of 2004 have been made to conform the previously issued cash flow statement to the current presentation.

The following table presents the significant effects of the restatement:

                                                                        Three Months Ended
                                                                          March 31, 2004
                                                                 -------------------------------
(In thousands)                                                   (As previously
                                                                    reported)      (As restated)
                                                                 -------------------------------
Cash flows from operating activities:
Adjustments to reconcile net income to net cash
  used in operating activities:
Deferred cash flow hedge gain, net of amortization               $           --    $         415
Gain on sales of mortgage-backed securities and derivatives                  --           (6,705)
Unrealized gain on mortgage-backed securities                           (18,909)         (10,217)
Capitalization of mortgage servicing rights                             (15,665)              --
Additions to mortgage servicing rights on securitized loans                  --           (9,863)
Additions to mortgage servicing rights on sold loans                         --           (5,802)
Increase in interest rate lock commitments                                   --           (9,990)
Increase in deferred origination costs                                       --             (884)
Decrease in SFAS No. 133 basis adjustments                                   --            5,524
Other                                                                        60           (2,504)
Increase in derivative assets                                            (3,314)              --
Increase (decrease) in operating liabilities:
   Accrued expenses and other liabilities                               (10,656)          (8,092)
   Forward delivery contracts                                                --           (5,809)
   Derivative liabilities                                                (3,245)              --
Proceeds from sales and securitizations of mortgage loans             4,265,953               --
Proceeds from sales and repayments of mortgage loans                         --        3,292,010
Proceeds from securitizations and repayments of mortgage loans               --          969,436
Additions to mortgage-backed securities                                      --         (897,322)
Proceeds from sales of mortgage-backed securities                            --           23,861
Principal repayments of mortgage-backed securities                           --           13,734
       Net cash used in operating activities                           (160,393)      (1,026,825)

Cash flows from investing activities:
Purchases and additions to mortgage-backed securities                (3,066,588)              --
Purchases of mortgage-backed securities                                      --       (2,094,101)
Proceeds from sales of mortgage-backed securities                       789,589          697,268
Principal repayments of mortgage-backed securities                       63,719           49,985
       Net cash used in investing activities                         (2,215,106)      (1,348,674)

                                     ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This Management's Discussion and Analysis reflects the restatement of our consolidated statement of cash flows, as discussed in Note 13 to the consolidated financial statements.

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

The following table summarizes our mortgage-backed securities owned at March 31, 2004 and December 31, 2003, classified by type of issuer and by ratings categories:

                                                                          March 31, 2004
                                 --------------------------------------------------------------------------------------------------
                                       Trading Securities          Securities Available for Sale                  Total
                                 ------------------------------    ------------------------------    ------------------------------
                                                                      (Dollars in thousands)

                                 Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                                 --------------   -------------    --------------   -------------    --------------   -------------

Agency securities                $      614,219            54.9%   $      935,458            32.4%   $    1,549,677            38.7%

Privately issued:
   AAA                                  160,474            14.4         1,858,699            64.4         2,019,173            50.4
   AA                                   330,699            29.6            34,027             1.2           364,726             9.1
   A                                      6,277             0.5            21,287             0.7            27,564             0.7
   BBB                                        -               -            10,867             0.4            10,867             0.3
  Unrated (1)                             6,470             0.6            24,602             0.9            31,072             0.8
                                 --------------   -------------    --------------   -------------    --------------   -------------
Total                            $    1,118,139           100.0%   $    2,884,940           100.0%   $    4,003,079           100.0%
                                 ==============   =============    ==============   =============    ==============   =============

(1) Unrated subordinated certificates retained by the Company as credit enhancements for its privately issued securities.


                                                                        December 31, 2003
                                 --------------------------------------------------------------------------------------------------
                                       Trading Securities          Securities Available for Sale                  Total
                                 ------------------------------    ------------------------------    ------------------------------
                                                                      (Dollars in thousands)

                                 Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                                 --------------   -------------    --------------   -------------    --------------   -------------

Agency securities                $      287,577            60.0%   $      713,790            55.6%   $    1,001,367            56.8%

Privately issued:
   AAA                                  167,974            35.0           570,025            44.4           737,999            41.8
   AA                                    11,322             2.4                 -               -            11,322             0.6
   A                                      6,470             1.3                 -               -             6,470             0.4
  Unrated (1)                             6,470             1.3                 -               -             6,470             0.4
                                 --------------   -------------    --------------   -------------    --------------   -------------
Total                            $      479,813           100.0%   $    1,283,815           100.0%   $    1,763,628           100.0%
                                 ==============   =============    ==============   =============    ==============   =============

(1) An unrated subordinated certificate retained by the Company as a credit enhancement for its privately issued securities.

The following table classifies our mortgage-backed securities portfolio by type of interest rate index at March 31, 2004 and December 31, 2003:


                                                                          March 31, 2004
                                 --------------------------------------------------------------------------------------------------
                                       Trading Securities          Securities Available for Sale                  Total
                                 ------------------------------    ------------------------------    ------------------------------
                                                                      (Dollars in thousands)

                                 Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                                 --------------   -------------    --------------   -------------    --------------   -------------

Index:
One-month LIBOR                  $      312,162            27.9%   $      108,486             3.8%   $      420,648            10.5%
Six-month LIBOR                         191,906            17.2         1,239,865            43.0         1,431,771            35.8
One-year LIBOR                          593,901            53.1         1,207,428            41.9         1,801,329            45.0
One-year constant maturity
  treasury                               20,170             1.8           329,161            11.3           349,331             8.7
                                 --------------   -------------    --------------   -------------    --------------   -------------
Total                            $    1,118,139           100.0%   $    2,884,940           100.0%   $    4,003,079           100.0%
                                 ==============   =============    ==============   =============    ==============   =============


                                                                        December 31, 2003
                                 --------------------------------------------------------------------------------------------------
                                       Trading Securities          Securities Available for Sale                  Total
                                 ------------------------------    ------------------------------    ------------------------------
                                                                      (Dollars in thousands)

                                 Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                                 --------------   -------------    --------------   -------------    --------------   -------------

Index:
One-month LIBOR                  $      189,772            39.6%         $-              -%          $      189,772            10.8%
Six-month LIBOR                               -               -           517,248            40.3           517,248            29.3
One-year LIBOR                          261,548            54.5           610,963            47.6           872,511            49.5
One-year constant maturity
  treasury                               28,493             5.9           155,604            12.1           184,097            10.4
                                 --------------   -------------    --------------   -------------    --------------   -------------
Total                            $      479,813           100.0%   $    1,283,815           100.0%   $    1,763,628           100.0%
                                 ==============   =============    ==============   =============    ==============   =============

The following table classifies our mortgage-backed securities portfolio by product type at March 31, 2004 and December 31, 2003:


                                                                          March 31, 2004
                                 --------------------------------------------------------------------------------------------------
                                       Trading Securities          Securities Available for Sale                  Total
                                 ------------------------------    ------------------------------    ------------------------------
                                                                      (Dollars in thousands)

                                 Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                                 --------------   -------------    --------------   -------------    --------------   -------------

Product:
1 month ARM                      $      184,200            16.5%         $-              -%          $      184,200             4.6%
6 month ARM                                   -               -           577,013            20.0           577,013            14.4
1 x 1 ARM                               127,961            11.4           184,098             6.4           312,059             7.8
3/1 Hybrid ARM                          418,082            37.4           640,850            22.2         1,058,932            26.5
5/1 Hybrid ARM                          387,896            34.7         1,482,979            51.4         1,870,875            46.7
                                 --------------   -------------    --------------   -------------    --------------   -------------
Total                            $    1,118,139           100.0%   $    2,884,940           100.0%   $    4,003,079           100.0%
                                 ==============   =============    ==============   =============    ==============   =============


                                                                        December 31, 2003
                                 --------------------------------------------------------------------------------------------------
                                       Trading Securities          Securities Available for Sale                  Total
                                 ------------------------------    ------------------------------    ------------------------------
                                                                      (Dollars in thousands)

                                 Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                                 --------------   -------------    --------------   -------------    --------------   -------------

Product:
1 month ARM                      $      189,771            39.6%              $ -        - %         $      189,771            10.8%
6 month ARM                                   -               -           182,559            14.2           182,559            10.4
1 x 1 ARM                                      -               -            30,338             2.4            30,338             1.7
3/1 Hybrid ARM                          133,019            27.7           415,674            32.4           548,693            31.1
5/1 Hybrid ARM                          133,140            27.7           619,688            48.2           752,828            42.6
7/1 Hybrid ARM                           23,883             5.0            35,556             2.8            59,439             3.4
                                 --------------   -------------    --------------   -------------    --------------   -------------
Total                            $      479,813           100.0%   $    1,283,815           100.0%   $    1,763,628           100.0%
                                 ==============   =============    ==============   =============    ==============   =============

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

Results of Operations - Comparison of the Three Months Ended March 31, 2004 and 2003

                                                                      Three Months Ended March 31, 2004
                                                 ------------------------------------------------------------------------
                                                                              (in thousands)
                                                   Mortgage-Backed
                                                 Securities Holdings    Loan Origination    Loan Servicing
                                                  Holdings Segment          Segment            Segment           Total
                                                 -------------------    ----------------    --------------    -----------
Net interest income:
Interest income                                  $            15,149    $         18,901               $ -    $    34,050
Interest expense                                              (9,412)            (10,962)             (904)       (21,278)
                                                 ------------------------------------------------------------------------
   Total net interest income                                   5,737               7,939              (904)        12,772
                                                 ------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                                 12,651              67,482                 -         80,133

Loan servicing fees                                                -                   -            10,318         10,318
Amortization                                                       -                   -            (7,346)        (7,346)
Impairment reserve provision                                       -                   -           (12,584)       (12,584)
                                                 ------------------------------------------------------------------------
   Net loan servicing fees (loss)                                  -                   -            (9,612)        (9,612)

Other non-interest income                                          -                 978                 -            978
                                                 ------------------------------------------------------------------------
   Total non-interest income                                  12,651              68,460            (9,612)        71,499
                                                 ------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                        50              38,600             1,132         39,782
   Occupancy and equipment                                         -               7,935               159          8,094
   Data processing and communications                              2               3,181                30          3,213
   Office supplies and expenses                                    -               2,747               371          3,118
   Marketing and promotion                                         -               2,212                 -          2,212
   Travel and entertainment                                        2               2,462               113          2,577
   Professional fees                                              71               2,213               144          2,428
   Other                                                       1,045               3,324             1,069          5,438
                                                 ------------------------------------------------------------------------
      Total non-interest expenses                              1,170              62,674             3,018         66,862
                                                 ------------------------------------------------------------------------

Net income before income tax expense (benefit)                17,218              13,725           (13,534)        17,409
                                                 ------------------------------------------------------------------------

Income tax expense (benefit)                                       -               1,735            (5,549)        (3,814)

                                                 ------------------------------------------------------------------------
Net income                                       $            17,218    $         11,990    $       (7,985)   $    21,223
                                                 ========================================================================

                                                                              March 31, 2004
                                                 ------------------------------------------------------------------------

Segment assets                                   $         4,074,086    $      1,613,620    $      139,273    $ 5,826,979
                                                 ========================================================================

                                                                      Three Months Ended March 31, 2003
                                                 ------------------------------------------------------------------------
                                                                              (in thousands)
                                                   Mortgage-Backed
                                                 Securities Holdings    Loan Origination    Loan Servicing
                                                   Holdings Segment         Segment            Segment           Total
                                                 --------------------   ----------------    --------------    -----------
Net interest income:
Interest income                                  $                  -   $         20,976    $            2    $    20,978
Interest expense                                                    -             (9,421)             (788)       (10,209)
                                                 ------------------------------------------------------------------------
   Total net interest income                                        -             11,555              (786)        10,769
                                                 ------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                     -             88,211                 -         88,211

Loan servicing fees                                                 -                  -            11,128         11,128
Amortization                                                        -                  -           (12,769)       (12,769)
Impairment reserve provision                                        -                  -            (5,713)        (5,713)
                                                  ------------------------------------------------------------------------
Net loan servicing fees (loss)                                      -                  -            (7,354)        (7,354)

Other non-interest income                                           -              2,928                 -          2,928
                                                 ------------------------------------------------------------------------
   Total non-interest income                                        -             91,139            (7,354)        83,785
                                                 ------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                          -             43,841               806         44,647
   Occupancy and equipment                                          -              5,492               131          5,623
   Data processing and communications                               -              3,052                27          3,079
   Office supplies and expenses                                     -              2,664               359          3,023
   Marketing and promotion                                          -              2,797                 2          2,799
   Travel and entertainment                                         -              1,986                 1          1,987
   Professional fees                                                -              1,709               132          1,841
   Other                                                            -              3,259               406          3,665
                                                 ------------------------------------------------------------------------
      Total non-interest expenses                                   -             64,800             1,864         66,664
                                                 ------------------------------------------------------------------------

Net income before income tax expense (benefit)                      -             37,894           (10,004)        27,890
                                                 ------------------------------------------------------------------------

Income tax expense (benefit)                                        -             15,584            (4,007)        11,577

                                                 ------------------------------------------------------------------------
Net income                                       $                  -   $         22,310    $       (5,997)   $    16,313
                                                 ========================================================================

                                                                                    December 31, 2003

                                                 ------------------------------------------------------------------------
Segment assets                                   $          1,865,414   $      1,372,976    $      164,000    $ 3,402,390
                                                 ========================================================================

Mortgage-Backed Securities Holdings Segment
-------------------------------------------

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

The following table presents the average balances for the Mortgage-Backed Securities Holdings segment's mortgage-backed securities and reverse repurchase agreements, corresponding annualized effective rate of interest and the related interest income or expense:

                                             Three Months Ended March 31,
                                    -----------------------------------------------
(Dollars in thousands)                                  2004
                                    -----------------------------------------------
                                    Average Balance   Interest   Average Yield/Cost
                                    ---------------   --------   ------------------
Mortgage-backed securities, net     $     1,958,339   $ 15,149                 3.09%
                                    ---------------   --------   ------------------



Reverse repurchase agreements (1)         1,795,332      9,412                 2.10%
                                    ---------------   --------   ------------------


Net interest income                                   $  5,737
                                                      ========
Interest rate spread                                                           0.99%
                                                                 ==================
Net interest margin                                                            1.17%
                                                                 ==================

(1) Includes net interest expense on interest rate swaps

Revenues. Total revenues for the Mortgage-Backed Securities Holdings segment were $18.4 million, consisting entirely of $12.7 million of gain on mortgage-backed securities and $5.7 million of net interest income.

Loan Origination Segment
------------------------

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


Loan Servicing Segment
----------------------

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



Commitments

The Company had the following commitments (excluding derivative financial instruments) at March 31, 2004:

                                                Less Than                                   After
                                     Total        1 Year     1 - 3 Years    4 - 5 Years    5 Years
                                   ----------   ----------   ------------   ------------   --------
                                                            (in thousands)
Warehouse facilities               $1,251,845   $1,251,845   $          -   $          -   $      -
Operating leases                       48,218       11,396         28,897          7,286        639
Notes payable                         106,423       80,320            697            780     24,626
Reverse repurchase agreements       3,394,941    3,394,941              -              -          -
Payable for securities purchased      134,647      134,647              -              -          -

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

The following table summarizes the Company's interest rate sensitive instruments:

                                                                    March 31, 2004
                                                         ------------------------------------
                                                          Notional     Carrying    Estimated
                                                           Amount       Amount     Fair Value
                                                         ----------   ----------   ----------
                                                                   (In thousands)
Assets:
Mortgage-backed securities                               $3,969,385   $4,003,079   $4,003,079
Interest rate lock commitments                            2,097,828       24,151       24,151
Mortgage loans held for sale, net                         1,330,349    1,371,048    1,375,686
Mortgage servicing rights, net                            8,956,144      113,519      113,519

Liabilities:
Forward delivery commitments- Loan commitments           $  430,019   $      699   $      699
Forward delivery commitments - Loans held for sale (1)      944,000          150          150
Interest rate swaps                                       1,270,000       20,596       20,596

                                                                  December 31, 2003
                                                         ------------------------------------
                                                          Notional     Carrying    Estimated
                                                           Amount       Amount     Fair Value
                                                         ----------   ----------   ----------
                                                                   (In thousands)
Assets:
Mortgage-backed securities                               $1,759,064   $1,763,628   $1,763,628
Interest rate lock commitments                            1,140,350       20,837       20,837
Mortgage loans held for sale, net                         1,187,314    1,223,827    1,226,141
Mortgage servicing rights, net                            8,272,294      117,784      117,784

Liabilities:
Forward delivery commitments- Loan commitments           $  477,863   $    4,358   $    4,358
Forward delivery commitments - Loans held for sale (1)    1,161,217        2,300        2,300
Interest rate swaps                                         755,000        6,036        6,036

(1) This amount is included in mortgage loans held for sale, net (see Note 3).

The Company had total commitments to lend at March 31, 2004 and December 31, 2003 of $7.3 billion and $4.0 billion, respectively.



                                     ITEM 4.

                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had previously concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. However, subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company identified a material weakness in the Company's internal control over financial reporting, which is a significant portion of our disclosure controls and procedures, which affected the Company's cash flow statement for the period covered by this quarterly report. As a result of this material weakness, the Chief Executive

Officer and Chief Financial Officer have now concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Material Weakness in Internal Control Over Financial Reporting
--------------------------------------------------------------

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

Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company identified a material weakness, in internal control over financial reporting, that existed as of March 31, 2004. Specifically, the Company's control intended to ensure the proper classification of cash flows related to the securitization of certain mortgage loans held for sale and the subsequent holding of securities retained from securitizations did not operate effectively as of March 31, 2004. The Company incorrectly concluded that such cash flows should be classified as cash flows from investing activities due to its intent to hold the resulting securities in its portfolio. As a result, the Company improperly classified cash flows related to certain securitization and mortgage-backed securities holding activities as cash flows from investing activities rather than cash flows from operating activities. As a result of this material weakness, the Company is filing this report on Form 10-Q/A to restate its quarterly cash flow statement for the quarter ended March 31, 2004.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There were no changes that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         DEFAULTS UPON SENIOR SECURITIES

                                      None.


                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.


                                     ITEM 5.

                                OTHER INFORMATION

                                      None.

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this report on Form 10-Q/A:

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


                                    AMERICAN HOME MORTGAGE INVESTMENT CORP.
                                    (Registrant)



Date:    April 29, 2005             By:   /s/ Michael Strauss
                                       -----------------------------------------
                                       Michael Strauss
                                       Chairman of the Board, Chief Executive
                                       Officer and President


Date:    April 29, 2005             By:   /s/ Stephen A. Hozie
                                       -----------------------------------------
                                       Stephen A. Hozie
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.                                Description
-----------          --------------------------------------------------------
10.1         --      Amendment to Amended and Restated  Master  Repurchase
                     Agreement, dated as of January 1, 2004, by and between American Home Mortgage Corp. and CDC Mortgage Capital Inc.

10.2         --      Guarantee, dated as of January 1, 2004, made by the
                     Company, as Guarantor, on behalf of American Home Mortgage
                     Corp. in favor of CDC Mortgage Capital Inc.

10.3         --      Amended and Restated Mortgage Loan Purchase Agreement,
                     dated as of February 6, 2004, by and among UBS Real Estate
                     Securities Inc., the Company, American Home Mortgage
                     Acceptance, Inc., American Home Mortgage Holdings, Inc.,
                     American Home Mortgage Corp. and Columbia National,
                     Incorporated.

10.4         --      Amended and Restated Mortgage Loan Repurchase Agreement,
                     dated as of February 6, 2004, by and among UBS Real Estate
                     Securities Inc., the Company, American Home Mortgage
                     Acceptance, Inc., American Home Mortgage Holdings, Inc.,
                     American Home Mortgage Corp. and Columbia National,
                     Incorporated.

10.5         --      Amended and Restated Mortgage Loan Custodial Agreement,
                     dated as of February 6, 2004, by and among UBS Real Estate
                     Securities Inc., Deutsche Bank National Trust Company, the
                     Company, American Home Mortgage Acceptance, Inc., American
                     Home Mortgage Holdings, Inc., American Home Mortgage Corp.
                     and Columbia National, Incorporated.

10.6         --      Amended and Restated Mortgage Loan Participation Agreement,
                     dated as of February 6, 2004, by and among UBS Real Estate
                     Securities Inc., the Company, American Home Mortgage
                     Acceptance, Inc., American Home Mortgage Holdings, Inc.,
                     American Home Mortgage Corp. and Columbia National,
                     Incorporated.

10.7         --      Amended and Restated Custodial Agreement, dated as of
                     February 6, 2004, by and among UBS Real Estate Securities
                     Inc., Deutsche Bank National Trust Company, the Company,
                     American Home Mortgage Acceptance, Inc., American Home
                     Mortgage Holdings, Inc., American Home Mortgage Corp. and
                     Columbia National, Incorporated.

10.8         --      Amended and Restated Employment Agreement, dated as of
                     April 27, 2004, by and between American Home Mortgage
                     Holdings, Inc. and John A. Johnston.

31.1         --      Certification of Chief Executive Officer pursuant to
                     Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         --      Certification of Chief Financial Officer pursuant to
                     Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         --      Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         --      Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.