Form 10-Q/A
period 2004-06-30
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2005-04-29
CIK 1256536

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

Commission File Number: 001-31916

                     AMERICAN HOME MORTGAGE INVESTMENT CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Maryland                                             20-0103914
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

538 Broadhollow Road, Melville, New York                                11747
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

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

All of the information in this Form 10-Q/A is as of August 9, 2004, the filing date of the original Form 10-Q for the quarter ended June 30, 2004, and has not been updated for events subsequent to that date other than for the matter discussed above.

                          PART I-FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 2004 and December
            31, 2003 ......................................................    1

            Consolidated Statements of Income for the Three and Six
            Months Ended June 30, 2004 and 2003 ...........................    2

            Consolidated Statements of Stockholders' Equity for the Six
            Months Ended June 30, 2004 and 2003 ...........................    3

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2004 (As Restated) and 2003 ....................    4

            Notes to Consolidated Financial Statements ....................    5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................   24

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ....   41

Item 4.     Controls and Procedures .......................................   43

                            PART II-OTHER INFORMATION

Item 1.     Legal Proceedings .............................................   44

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities ..........................................   44

Item 3.     Defaults Upon Senior Securities ...............................   45

Item 4.     Submission of Matters to a Vote of Security Holders ...........   45

Item 5.     Other Information .............................................   45

Item 6.     Exhibits and Reports on Form 8-K ..............................   45

SIGNATURES

INDEX TO EXHIBITS

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                      June 30,     December 31,
                                                        2004          2003
                                                     ----------    ------------
Assets:
  Cash and cash equivalents                          $  433,918    $     53,148
  Accounts receivable and servicing advances            100,489          84,311
  Mortgage-backed securities (including securities
    pledged of $6,786,841 and $1,426,477 as of
    June 30, 2004 and December 31, 2003,
    respectively)                                     7,331,162       1,763,628
  Mortgage loans held for sale, net                   1,435,998       1,226,127
  Derivative assets                                      44,608          20,837
  Mortgage servicing rights, net                        141,818         117,784
  Premises and equipment, net                            44,541          41,738
  Goodwill                                               88,799          83,445
  Other assets                                           13,788          13,672
                                                     ----------    ------------
      Total assets                                   $9,635,121    $  3,404,690
                                                     ==========    ============
Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                          $  672,456    $  1,121,760
  Drafts payable                                         86,300          25,625
  Commercial paper                                    1,047,036              --
  Reverse repurchase agreements                       6,413,506       1,344,327
  Payable for securities purchased                      423,909         259,701
  Derivative liabilities                                 10,098          12,694
  Accrued expenses and other liabilities                119,885          76,156
  Notes payable                                         107,237          99,655
  Income taxes payable                                   41,128          66,802
                                                     ----------    ------------
    Total liabilities                                 8,921,555       3,006,720
                                                     ----------    ------------
Commitments and contingencies                                --              --

Stockholders' Equity:
  Preferred stock, $0.01 per share par value,
    10,000,000 shares authorized, none issued and
    outstanding                                              --              --
  Common stock, $0.01 per share par value,
    100,000,000 shares authorized, 40,111,559 and
    25,270,100 shares issued and outstanding as of
    June 30, 2004 and December 31, 2003,
    respectively                                            401             252
  Additional paid-in capital                            629,203         281,432
  Retained earnings                                     134,515         121,029
  Accumulated other comprehensive loss                  (50,553)         (4,743)
                                                     ----------    ------------
    Total stockholders' equity                          713,566         397,970
                                                     ----------    ------------
      Total liabilities and stockholders' equity     $9,635,121    $  3,404,690
                                                     ==========    ============

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                                ---------------------    ----------------------
                                  2004         2003        2004         2003
                                --------    ---------    ---------    ---------
Net interest income:
  Interest income               $ 72,404    $  25,446    $ 106,454    $  46,424
  Interest expense               (52,318)     (12,572)     (73,596)     (22,781)
                                --------    ---------    ---------    ---------
    Total net interest income     20,086       12,874       32,858       23,643
                                --------    ---------    ---------    ---------
Non-interest income:
  Gain on sales of mortgage
    loans and mortgage-backed
    securities                    59,840      129,282      139,973      217,493

  Loan servicing fees              8,730        9,821       19,048       20,949
  Amortization                    (7,764)     (17,286)     (15,110)     (30,055)
  Impairment reserve recovery
    (provision)                    7,252       (6,472)      (5,332)     (12,185)
                                --------    ---------    ---------    ---------
    Net loan servicing fees
      (loss)                       8,218      (13,937)      (1,394)     (21,291)
                                --------    ---------    ---------    ---------
  Other non-interest income        1,226        1,241        2,204        4,169
                                --------    ---------    ---------    ---------
    Total non-interest income     69,284      116,586      140,783      200,371
                                --------    ---------    ---------    ---------

Non-interest expenses:
  Salaries, commissions and
    benefits, net                 42,851       54,206       82,633       98,853
  Occupancy and equipment          8,008        6,679       16,102       12,302
  Data processing and
    communications                 3,338        2,748        6,551        5,827
  Office supplies and
    expenses                       3,215        3,847        6,333        6,870
  Marketing and promotion          2,196        2,805        4,408        5,604
  Travel and entertainment         2,887        2,891        5,464        4,878
  Professional fees                1,829        1,672        4,257        3,513
  Other                            4,082        8,423        9,520       12,088
                                --------    ---------    ---------    ---------
    Total non-interest
      expenses                    68,406       83,271      135,268      149,935
                                --------    ---------    ---------    ---------

Net income before income tax
  (benefit) expense               20,964       46,189       38,373       74,079

Income tax (benefit) expense     (12,518)      19,312      (16,332)      30,889
                                --------    ---------    ---------    ---------

Net income                      $ 33,482    $  26,877    $  54,705    $  43,190
                                ========    =========    =========    =========
  Per share data:
    Basic                       $   0.84    $    1.58    $    1.56    $    2.56
    Diluted                     $   0.83    $    1.55    $    1.54    $    2.51

    Weighted average number
      of shares - basic           40,000       16,981       35,015       16,866
    Weighted average number
      of shares - diluted         40,445       17,348       35,476       17,182

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                              Accumulated
                                             Shares of             Additional                    Other             Total
                                               Common     Common    Paid-in     Retained     Comprehensive     Stockholders'
(Dollars in thousands)                         Stock      Stock     Capital     Earnings          Loss            Equity
------------------------------------------   ----------   ------   ----------   ---------    --------------    -------------
Balance at December 31, 2002                 16,717,459   $  167   $   95,785   $  68,144    $           --    $     164,096
                                             ==========   ======   ==========   =========    ==============    =============
Comprehensive income:
  Net income                                         --       --           --      43,190                --           43,190
                                                                                                               -------------
Comprehensive income                                                                                                  43,190
  Issuance of common stock, earnouts            295,976        3        3,076          --                --            3,079
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                        190,614        2        1,308          --                --            1,310
  Dividends declared                                 --       --           --      (2,515)               --           (2,515)
                                             ----------   ------   ----------   ---------    --------------    -------------
Balance at June 30, 2003                     17,204,049   $  172   $  100,169   $ 108,819    $           --    $     209,160
                                             ==========   ======   ==========   =========    ==============    =============

Balance at December 31, 2003                 25,270,100   $  252   $  281,432   $ 121,029    $       (4,743)   $     397,970
                                             ==========   ======   ==========   =========    ==============    =============
Comprehensive income:
  Net income                                         --       --           --      54,705                --           54,705
  Net unrealized loss on mortgage-backed
    securities available for sale                    --       --           --          --           (51,165)         (51,165)
  Gross unrealized gain on interest rate
    swaps from cash flow hedges                      --       --           --          --             5,355            5,355
                                                                                                               -------------
Comprehensive income                                                                                                   8,895
  Issuance of common stock, offering         14,375,000      144      339,647          --                --          339,791
  Issuance of common stock, earnouts            211,539        2        4,692          --                --            4,694
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                        254,920        3        1,833          --                --            1,836
  Tax benefit from stock options exercised           --       --        1,599          --                --            1,599
  Dividends declared                                 --       --           --     (41,219)               --          (41,219)
                                             ----------   ------   ----------   ---------    --------------    -------------
Balance at June 30, 2004                     40,111,559   $  401   $  629,203   $ 134,515    $      (50,553)   $     713,566
                                             ==========   ======   ==========   =========    ==============    =============

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                        Six Months Ended
                                                                            June 30,
                                                                 -----------------------------
                                                                      2004            2003
                                                                 -------------    ------------
                                                                 (As restated,
                                                                 see Note 13)
Cash flows from operating activities:
Net income                                                       $      54,705    $     43,190
Adjustments to reconcile net income to net cash
  used in operating activities:
Depreciation and amortization                                            3,965           2,613
Amortization and impairment of mortgage servicing rights                20,442          42,240
Amortization of mortgage-backed securities premiums, net                10,160              --
Deferred cash flow hedge gain, net of amortization                       2,286              --
Gain on sales of mortgage-backed securities and derivatives             (2,459)             --
Unrealized loss on mortgage-backed securities                           10,759              --
Unrealized gain on free standing derivatives                           (41,451)             --
Additions to mortgage servicing rights on securitized loans            (32,377)             --
Additions to mortgage servicing rights on sold loans                   (12,099)        (15,605)
Decrease (increase) in interest rate lock commitments                   11,623         (14,803)
Decrease (increase) in deferred origination costs                        4,142         (13,257)
Decrease (increase) in SFAS No. 133 basis adjustments                   16,182         (11,963)
Other                                                                      352             339
(Increase) decrease in operating assets:
      Accounts receivable and servicing advances                       (16,178)          7,438
      Other assets                                                         128          (1,675)
Increase (decrease) in operating liabilities:
      Accrued expenses and other liabilities                            33,160          16,479
      Income taxes payable                                             (25,674)         19,443
      Forward delivery contracts                                         3,440          (7,204)

Origination of mortgage loans held for sale                        (11,032,816)    (10,483,716)
Proceeds from sales and repayments of mortgage loans                 7,935,552       9,619,244
Proceeds from securitizations and repayments of mortgage loans       2,845,879              --
Additions to mortgage-backed securities                             (2,367,568)             --
Proceeds from sales of mortgage-backed securities                      145,315              --
Principal repayments of mortgage-backed securities                      86,431              --
                                                                 -------------    ------------
      Net cash used in operating activities                         (2,346,101)       (797,237)
                                                                 -------------    ------------

Cash flows from investing activities:
Purchases of premises and equipment                                     (6,768)         (5,149)
Purchases of mortgage-backed securities                             (4,651,419)             --
Proceeds from sales of mortgage-backed securities                      905,551              --
Principal repayments of mortgage-backed securities                     268,811              --
Other                                                                     (244)           (402)
                                                                 -------------    ------------
      Net cash used in investing activities                         (3,484,069)         (5,551)
                                                                 -------------    ------------

Cash flows from financing activities:
(Decrease) increase in warehouse lines of credit, net                 (449,304)        806,311
Increase in reverse repurchase agreements, net                       5,069,179              --
Increase in payable for securities purchased                           164,208              --
Increase in commercial paper, net                                    1,047,036              --
Increase in drafts payable, net                                         60,675          25,169
Proceeds from issuance of common stock                                 342,211           1,065
Dividends paid                                                         (30,647)         (2,514)
Increase (decrease) in notes payable, net                                7,582         (12,825)
                                                                 -------------    ------------
      Net cash provided by financing activities                      6,210,940         817,206
                                                                 -------------    ------------

Net increase in cash and cash equivalents                              380,770          14,418
Cash and cash equivalents, beginning of period                          53,148          24,416
                                                                 -------------    ------------

Cash and cash equivalents, end of period                         $     433,918    $     38,834
                                                                 =============    ============
Supplemental disclosure of cash flow information:
Interest paid                                                    $      36,598    $     18,985
Income taxes paid                                                        6,361          12,723

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

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                         ------------------   -----------------
(In thousands, except per share data)     2004       2003      2004      2003
                                         -------    -------   -------   -------
Net income, as reported                  $33,482    $26,877   $54,705   $43,190

Less: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related
tax effects                                 (179)      (160)     (366)     (294)
                                         -------    -------   -------   -------

Pro forma net income                     $33,303    $26,717   $54,339   $42,896
                                         =======    =======   =======   =======

Earnings per share:
    Basic - as reported                  $  0.84    $  1.58   $  1.56   $  2.56
    Basic - pro forma                    $  0.83    $  1.57   $  1.55   $  2.54

    Diluted - as reported                $  0.83    $  1.55   $  1.54   $  2.51
    Diluted - pro forma                  $  0.82    $  1.54   $  1.53   $  2.50

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

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities as of June 30, 2004 and December 31, 2003:

                                       June 30, 2004
                          ----------------------------------------
                                        Securities
                            Trading      Available        Total
(In thousands)            Securities     for Sale      Securities
-----------------------   -----------   -----------    -----------
Adjusted cost             $ 2,205,480   $ 5,183,932    $ 7,389,412

Gross unrealized gains             --         2,716          2,716
Gross unrealized losses        (8,377)      (52,589)       (60,966)
                          -----------   -----------    -----------
Fair value                $ 2,197,103   $ 5,134,059    $ 7,331,162
                          ===========   ===========    ===========

                                     December 31, 2003
                          ----------------------------------------
                                        Securities
                            Trading      Available        Total
(In thousands)            Securities     for Sale      Securities
                          -----------   -----------    -----------
Adjusted cost             $   476,541   $ 1,282,523    $ 1,759,064

Gross unrealized gains          3,382         1,969          5,351
Gross unrealized losses          (110)         (677)          (787)
                          -----------   -----------    -----------
Fair value                $   479,813   $ 1,283,815    $ 1,763,628
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

The Company has credit exposure on loans it has securitized. The following table summarizes the loan delinquency information as of June 30, 2004 and December 31, 2003:

                                           June 30, 2004
                          -----------------------------------------------
(Dollars in thousands)
                                              Percent of       Percent of
                          Loan     Loan          Total           Total
Delinquency Status        Count   Balance   Securitizations      Assets
-------------------       -----   -------   ---------------    ----------
60 to 89 days                 8   $ 1,436              0.05%         0.01%
90 and greater days           5       500              0.02%         0.01%
Foreclosure                   6     1,196              0.05%         0.01%
                          -----   -------   ---------------    ----------
                             19   $ 3,132              0.12%         0.03%
                          =====   =======   ===============    ==========

                                         December 31, 2003
                          -----------------------------------------------
(Dollars in thousands)
                                              Percent of       Percent of
                          Loan     Loan          Total           Total
Delinquency Status        Count   Balance   Securitizations      Assets
-------------------       -----   -------   ---------------    ----------
60 to 89 days                 1   $   692              0.13%         0.02%
                          -----   -------   ---------------    ----------
                              1   $   692              0.13%         0.02%
                          =====   =======   ===============    ==========

As of June 30, 2004, the Company had a payable for securities purchased of $423.9 million of mortgage-backed securities.

NOTE 3 - MORTGAGE LOANS HELD FOR SALE, NET

The following table presents the Company's mortgage loans held for sale, net, as of June 30, 2004 and December 31, 2003:

                                     June 30,    December 31,
(In thousands)                         2004          2003
                                    ----------   ------------
Mortgage loans held for sale        $1,414,417   $  1,187,314
SFAS No. 133 basis adjustments             307         16,489
Deferred origination costs, net         21,274         22,324
                                    ----------   ------------
Mortgage loans held for sale, net   $1,435,998   $  1,226,127
                                    ==========   ============

NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of June 30, 2004 and December 31, 2003:

                                                    June 30,    December 31,
(In thousands)                                        2004          2003
                                                   ----------   ------------
Derivative Assets:
Interest rate lock commitments                     $    6,122   $     20,837
Interest rate swaps                                    38,486             --
                                                   ----------   ------------
  Derivative assets                                $   44,608   $     20,837
                                                   ==========   ============
Derivative Liabilities:
Forward delivery contracts - loan commitments      $    5,683   $      4,358
Forward delivery contracts - loans held for sale        4,415          2,300
Interest rate swaps                                        --          6,036
                                                   ----------   ------------
  Derivative liabilities                           $   10,098   $     12,694
                                                   ==========   ============

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

NOTE 5 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the three and six months ended June 30, 2004 and 2003:

                                  Three Months Ended June 30,    Six Months Ended June 30,
                                  ---------------------------    -------------------------
(In thousands)                       2004             2003          2004           2003
                                  ----------       ----------    ----------     ----------
Mortgage Servicing Rights:
Balance at beginning of period    $  129,971       $  112,288    $  121,652     $  119,225
Additions                             28,811            9,773        44,476         15,605
Amortization                          (7,764)         (17,286)      (15,110)       (30,055)
                                  ----------       ----------    ----------     ----------
Balance at end of period          $  151,018       $  104,775    $  151,018     $  104,775
                                  ----------       ----------    ----------     ----------
Impairment Allowance:
Balance at beginning of period    $  (16,452)      $  (15,915)   $   (3,868)    $  (10,202)
Impairment recovery (provision)        7,252           (6,472)       (5,332)       (12,185)
                                  ----------       ----------    ----------     ----------
Balance at end of period          $   (9,200)      $  (22,387)   $   (9,200)    $  (22,387)
                                  ----------       ----------    ----------     ----------
Mortgage servicing rights, net    $  141,818       $   82,388    $  141,818     $   82,388
                                  ==========       ==========    ==========     ==========

Aggregate Amortization Expense
--------------------------------
  Six months ended June 30, 2004   $15,110

Estimated Amortization Expense
------------------------------
  Year ended June 30, 2005         $25,805
  Year ended June 30, 2006          21,676
  Year ended June 30, 2007          17,124
  Year ended June 30, 2008          13,805
  Year ended June 30, 2009          11,391
    Thereafter                      61,217

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

NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the six months ended June 30, 2004:

                                         Loan       Mortgage-Backed
                                      Origination      Securities
(In thousands)                          Segment     Holdings Segment    Total
                                      -----------   ----------------   -------
Balance at December 31, 2003          $    58,605   $         24,840   $83,445
Earnouts from previous acquisitions         5,354                 --     5,354
                                      -----------   ----------------   -------
Balance at June 30, 2004              $    63,959   $         24,840   $88,799
                                      ===========   ================   =======

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

The following table presents the Company's warehouse lines of credit as of June 30, 2004 and December 31, 2003:

                                June 30, 2004           December 31, 2003
                            ----------------------    ----------------------
                                          Weighted                  Weighted
                            Outstanding   Average     Outstanding   Average
(Dollars in thousands)        Balance       Rate        Balance       Rate
                            -----------   --------    -----------   --------
CDC                         $   226,261       2.09%   $   406,444       1.98%
Credit Lyonnais                 199,540       1.92        200,702       1.88
RFC                             199,362       2.56        293,344       2.06
Morgan Stanley                   44,236       2.05         92,925       1.92
UBS                               3,057       3.67        128,345       3.21
                            -----------               -----------
Warehouse lines of credit   $   672,456       2.18%   $ 1,121,760       2.12%
                            ===========               ===========

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

At June 30, 2004 and December 31, 2003, the Company's reverse repurchase agreements had the following remaining maturities:

                                 June 30,    December 31,
                                   2004          2003
                                ----------   ------------
                                      (In thousands)

Within 30 days                  $  490,908   $    184,302
31 to 89 days                    1,285,198             --
90 to 365 days                   4,637,400      1,160,025
                                ----------   ------------
Reverse repurchase agreements   $6,413,506   $  1,344,327
                                ==========   ============

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

At June 30, 2004, the Company's commercial paper had the following remaining maturities:

                      June 30,
                        2004
                   --------------
                   (In thousands)

Within 30 days     $      706,241
31 to 89 days             291,149
90 to 365 days             49,646
                   --------------
Commercial paper   $    1,047,036
                   ==============

NOTE 8 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                      ---------------------------   ---------------------------
(Dollars in thousands, except per share amounts)          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
Numerator for basic earnings per share - Net income   $     33,482   $     26,877   $     54,705   $     43,190
                                                      ============   ============   ============   ============
Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
     outstanding during the period                      40,000,162     16,980,679     35,015,205     16,866,454

  Net effect of dilutive stock options                     445,015        367,154        461,088        315,938
                                                      ------------   ------------   ------------   ------------
Denominator for diluted earnings per share              40,445,177     17,347,833     35,476,293     17,182,392
                                                      ============   ============   ============   ============

Net income per share:

  Basic                                               $       0.84   $       1.58   $       1.56   $       2.56
                                                      ============   ============   ============   ============
  Diluted                                             $       0.83   $       1.55   $       1.54   $       2.51
                                                      ============   ============   ============   ============

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

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                          Three Months Ended     Six Months Ended
                               June 30,              June 30,
                          ------------------    ------------------
                            2004       2003       2004       2003
                          -------    -------    -------    -------
Dividend yield                9.0%       3.0%       8.1%       3.0%
Expected volatility          44.0%      47.0%      47.3%      47.0%
Risk-free interest rate       5.0%       5.0%       5.0%       5.0%
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

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred at the beginning of the year for the six months ended June 30, 2003:

                                           Six Months Ended
(In thousands, except per share amounts)    June 30, 2003
                                           ----------------
Revenue                                    $        250,237
Income before income taxes                           96,838
                                           ----------------
Net income                                 $         65,949
                                           ================
Earnings per share - basic                 $           2.69
                                           ================
Earnings per share - diluted               $           2.65
                                           ================

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

                                                             Three Months Ended June 30, 2004
                                                 ---------------------------------------------------------
                                                                       (In thousands)

                                                 Mortgage-Backed
                                                   Securities          Loan          Loan
                                                    Holdings        Origination    Servicing
                                                     Segment          Segment       Segment       Total
                                                 ---------------    -----------    ---------    ----------
Net interest income:
Interest income                                  $        41,189    $    31,215    $      --    $   72,404
Interest expense                                         (30,490)       (20,927)        (901)      (52,318)
                                                 ---------------    -----------    ---------    ----------
   Total net interest income                              10,699         10,288         (901)       20,086
                                                 ---------------    -----------    ---------    ----------
Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                                 --         59,840           --        59,840

Loan servicing fees                                           --             --        8,730         8,730
Amortization                                                  --             --       (7,764)       (7,764)
Impairment reserve recovery                                   --             --        7,252         7,252
                                                 ---------------    -----------    ---------    ----------
   Net loan servicing fees                                    --             --        8,218         8,218

Other non-interest income                                     --          1,226           --         1,226
                                                 ---------------    -----------    ---------    ----------
   Total non-interest income                                  --         61,066        8,218        69,284
                                                 ---------------    -----------    ---------    ----------
Non-interest expenses:
   Salaries, commissions and benefits, net                    54         41,612        1,185        42,851
   Occupancy and equipment                                    --          7,898          110         8,008
   Data processing and communications                          4          3,250           84         3,338
   Office supplies and expenses                               --          2,947          268         3,215
   Marketing and promotion                                    --          2,193            3         2,196
   Travel and entertainment                                   --          2,876           11         2,887
   Professional fees                                         136          1,458          235         1,829
   Other                                                   2,028          1,129          925         4,082
                                                 ---------------    -----------    ---------    ----------
      Total non-interest expenses                          2,222         63,363        2,821        68,406
                                                 ---------------    -----------    ---------    ----------

Net income before income tax expense (benefit)             8,477          7,991        4,496        20,964
                                                 ---------------    -----------    ---------    ----------

Income tax expense (benefit)                                  --        (14,492)       1,974       (12,518)
                                                 ---------------    -----------    ---------    ----------

Net income                                       $         8,477    $    22,483    $   2,522    $   33,482
                                                 ===============    ===========    =========    ==========

                                                                       June 30, 2004
                                                 ---------------------------------------------------------
Segment assets                                   $     7,511,774    $ 1,921,370    $ 201,977    $9,635,121
                                                 ===============    ===========    =========    ==========

                                                             Three Months Ended June 30, 2003
                                                 ---------------------------------------------------------
                                                                       (In thousands)

                                                 Mortgage-Backed
                                                   Securities          Loan          Loan
                                                    Holdings        Origination    Servicing
                                                     Segment          Segment       Segment       Total
                                                 ---------------    -----------    ---------    ----------
Net interest income:
Interest income                                  $            --    $    25,446    $      --    $   25,446
Interest expense                                              --        (11,860)        (712)      (12,572)
                                                 ---------------    -----------    ---------    ----------
   Total net interest income                                  --         13,586         (712)       12,874
                                                 ---------------    -----------    ---------    ----------

Non-interest income:
Gain on sales of mortgage loans                               --        129,282           --       129,282

Loan servicing fees                                           --             --        9,821         9,821
Amortization                                                  --             --      (17,286)      (17,286)
Impairment reserve provision                                  --             --       (6,472)       (6,472)
                                                 ---------------    -----------    ---------    ----------
Net loan servicing fees (loss)                                --             --      (13,937)      (13,937)

Other non-interest income                                     --          1,241           --         1,241
                                                 ---------------    -----------    ---------    ----------
   Total non-interest income                                  --        130,523      (13,937)      116,586
                                                 ---------------    -----------    ---------    ----------

Non-interest expenses:
   Salaries, commissions and benefits, net                    --         53,284          922        54,206
   Occupancy and equipment                                    --          6,626           53         6,679
   Data processing and communications                         --          2,725           23         2,748
   Office supplies and expenses                               --          3,500          347         3,847
   Marketing and promotion                                    --          2,796            9         2,805
   Travel and entertainment                                   --          2,888            3         2,891
   Professional fees                                          --          1,491          181         1,672
   Other                                                      --          7,182        1,241         8,423
                                                 ---------------    -----------    ---------    ----------
      Total non-interest expenses                             --         80,492        2,779        83,271
                                                 ---------------    -----------    ---------    ----------

Net income before income tax expense (benefit)                --         63,617      (17,428)       46,189
                                                 ---------------    -----------    ---------    ----------

Income tax expense (benefit)                                  --         26,279       (6,967)       19,312
                                                 ---------------    -----------    ---------    ----------

Net income                                       $            --    $    37,338    $ (10,461)   $   26,877
                                                 ===============    ===========    =========    ==========

                                                                     December 31, 2003
                                                 ---------------------------------------------------------
Segment assets                                   $     1,865,414    $ 1,375,276    $ 164,000    $3,404,690
                                                 ===============    ===========    =========    ==========

                                                              Six Months Ended June 30, 2004
                                                 ---------------------------------------------------------
                                                                       (In thousands)

                                                 Mortgage-Backed
                                                   Securities          Loan          Loan
                                                    Holdings        Origination    Servicing
                                                     Segment          Segment       Segment       Total
                                                 ---------------    -----------    ---------    ----------
Net interest income:
Interest income                                  $        56,338    $    50,116    $      --    $  106,454
Interest expense                                         (39,902)       (31,889)      (1,805)      (73,596)
                                                 ---------------    -----------    ---------    ----------
   Total net interest income                              16,436         18,227       (1,805)       32,858
                                                 ---------------    -----------    ---------    ----------

Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                             12,651        127,322           --       139,973

Loan servicing fees                                           --             --       19,048        19,048
Amortization                                                  --             --      (15,110)      (15,110)
Impairment reserve provision                                  --             --       (5,332)       (5,332)
                                                 ---------------    -----------    ---------    ----------
   Net loan servicing fees (loss)                             --             --       (1,394)       (1,394)

Other non-interest income                                     --          2,204           --         2,204
                                                 ---------------    -----------    ---------    ----------
   Total non-interest income                              12,651        129,526       (1,394)      140,783
                                                 ---------------    -----------    ---------    ----------

Non-interest expenses:
   Salaries, commissions and benefits, net                   104         80,212        2,317        82,633
   Occupancy and equipment                                    --         15,833          269        16,102
   Data processing and communications                          6          6,431          114         6,551
   Office supplies and expenses                               --          5,694          639         6,333
   Marketing and promotion                                    --          4,405            3         4,408
   Travel and entertainment                                    2          5,338          124         5,464
   Professional fees                                         207          3,671          379         4,257
   Other                                                   3,073          4,453        1,994         9,520
                                                 ---------------    -----------    ---------    ----------
      Total non-interest expenses                          3,392        126,037        5,839       135,268
                                                 ---------------    -----------    ---------    ----------

Net income before income tax expense (benefit)            25,695         21,716       (9,038)       38,373
                                                 ---------------    -----------    ---------    ----------

Income tax expense (benefit)                                  --        (12,757)      (3,575)      (16,332)
                                                 ---------------    -----------    ---------    ----------

Net income                                       $        25,695    $    34,473    $  (5,463)   $   54,705
                                                 ===============    ===========    =========    ==========

                                                                       June 30, 2004
                                                 ---------------------------------------------------------
Segment assets                                   $     7,511,774    $ 1,921,370    $ 201,977    $9,635,121
                                                 ===============    ===========    =========    ==========

                                                              Six Months Ended June 30, 2003
                                                 ---------------------------------------------------------
                                                                       (In thousands)

                                                 Mortgage-Backed
                                                   Securities          Loan          Loan
                                                    Holdings        Origination    Servicing
                                                     Segment          Segment       Segment       Total
                                                 ---------------    -----------    ---------    ----------
Net interest income:
Interest income                                  $            --    $    46,424    $      --    $   46,424
Interest expense                                              --        (21,281)      (1,500)      (22,781)
                                                 ---------------    -----------    ---------    ----------
   Total net interest income                                  --         25,143       (1,500)       23,643
                                                 ---------------    -----------    ---------    ----------

Non-interest income:
Gain on sales of mortgage loans                               --        217,493           --       217,493

Loan servicing fees                                           --             --       20,949        20,949
Amortization                                                  --             --      (30,055)      (30,055)
Impairment reserve provision                                  --             --      (12,185)      (12,185)
                                                 ---------------    -----------    ---------    ----------
Net loan servicing fees (loss)                                --             --      (21,291)      (21,291)

Other non-interest income                                     --          4,169           --         4,169
                                                 ---------------    -----------    ---------    ----------
   Total non-interest income                                  --        221,662      (21,291)      200,371
                                                 ---------------    -----------    ---------    ----------

Non-interest expenses:
   Salaries, commissions and benefits, net                    --         97,125        1,728        98,853
   Occupancy and equipment                                    --         12,118          184        12,302
   Data processing and communications                         --          5,777           50         5,827
   Office supplies and expenses                               --          6,164          706         6,870
   Marketing and promotion                                    --          5,593           11         5,604
   Travel and entertainment                                   --          4,874            4         4,878
   Professional fees                                          --          3,200          313         3,513
   Other                                                      --         10,441        1,647        12,088
                                                 ---------------    -----------    ---------    ----------
      Total non-interest expenses                             --        145,292        4,643       149,935
                                                 ---------------    -----------    ---------    ----------

Net income before income tax expense (benefit)                --        101,513      (27,434)       74,079
                                                 ---------------    -----------    ---------    ----------
Income tax expense (benefit)                                  --         41,863      (10,974)       30,889
                                                 ---------------    -----------    ---------    ----------
Net income                                       $            --    $    59,650    $ (16,460)   $   43,190
                                                 ===============    ===========    =========    ==========

                                                                     December 31, 2003
                                                 ---------------------------------------------------------
Segment assets                                   $     1,865,414    $ 1,375,276    $ 164,000    $3,404,690
                                                 ===============    ===========    =========    ==========

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

Preferred Stock Issuance

In July 2004, the Company issued 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock ("Preferred Stock") at a price of $25 per share. The total number of shares of Preferred Stock outstanding includes: 1,400,000 shares of Preferred Stock issued in an underwritten public offering (the "Initial Offering"), which closed on July 7, 2004; 100,000 shares of Preferred Stock issued in connection with the underwriters' election to purchase a portion of the shares of Preferred Stock offered to them in connection with the Initial Offering to cover over-allotments, which closed on July 12, 2004; and 650,000 shares of Preferred Stock issued and sold to the underwriters in connection with a subsequent public offering of Preferred Stock, which closed on July 20, 2004. The total proceeds from both offerings to the Company were $53.8 million before underwriting discounts, commissions and other expenses. On or after July 7, 2009, the Company may, at its option, redeem the Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25.00 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption. The Company intends to use the net proceeds of these offerings for general corporate purposes, including investing in mortgage-backed securities.

The Preferred Stock, which has no stated maturity date, and is non-callable for five years, is listed on the New York Stock Exchange under the symbol "AHM PrA."

NOTE 13 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the quarter ended June 30, 2004, the Company determined it had improperly classified cash flows related to certain securitization and mortgage-backed securities holding activities as cash flows from investing activities rather than cash flows from operating activities. As a result, adjustments were recorded to properly classify sources and uses of cash in operating and investing activities with the most significant adjustment to properly classify cash used for purchases and additions to mortgage-backed securities of approximately $3.1 billion and cash proceeds from sales of mortgage-backed securities of approximately $830 million from cash flows from investing activities to cash flows from operating activities for the six months ended June 30, 2004. Certain reclassifications in the cash flow statement for the first six months of 2004 have been made to conform the previously issued cash flow statement to the current presentation.

The following table presents the significant effects of the restatement:

                                                                         Six Months Ended
                                                                          June 30, 2004
                                                                 -------------------------------
(In thousands)                                                   (As previously
                                                                    reported)      (As restated)
                                                                 -------------------------------
Cash flows from operating activities:
Adjustments to reconcile net income to net cash
  used in operating activities:
Amortization of mortgage-backed securities premiums, net         $       10,282    $      10,160
Deferred cash flow hedge gain, net of amortization                           --            2,286
Gain on sales of mortgage-backed securities and derivatives                  --           (2,459)
Unrealized (gain) loss on mortgage-backed securities                    (16,486)          10,759
Capitalization of mortgage servicing rights                             (44,476)              --
Additions to mortgage servicing rights on securitized loans                  --          (32,377)
Additions to mortgage servicing rights on sold loans                         --          (12,099)
Decrease in interest rate lock commitments                                   --           11,623
Decrease in deferred origination costs                                       --            4,142
Decrease in SFAS No. 133 basis adjustments                                   --           16,182
Other                                                                       633              352
Derivative assets                                                        14,715               --
Proceeds from sales and securitizations of mortgage loans            10,822,945               --
Proceeds from sales and repayments of mortgage loans                         --        7,935,552
Proceeds from securitizations and repayments of mortgage loans               --        2,845,879
Additions to mortgage-backed securities                                      --       (2,367,568)
Proceeds from sales of mortgage-backed securities                            --          145,315
Principal repayments of mortgage-backed securities                           --           86,431
     Net cash used in operating activities                             (212,666)      (2,346,101)

Cash flows from investing activities:
Purchases and additions to mortgage-backed securities                (7,701,843)              --
Purchases of mortgage-backed securities                                      --       (4,651,419)
Proceeds from sales of mortgage-backed securities                     1,735,145          905,551
Principal repayments of mortgage-backed securities                      356,206          268,811
     Net cash used in investing activities                           (5,617,504)      (3,484,069)

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

The following table summarizes our mortgage-backed securities owned at June 30, 2004 and December 31, 2003, classified by type of issuer and by ratings categories:

                                                     June 30, 2004
                    --------------------------------------------------------------------------
                                                    Securities
                      Trading Securities        Available for Sale               Total
                    ----------------------    ----------------------    ----------------------
                     Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                      Value         Mix         Value         Mix         Value         Mix
                    ----------   ---------    ----------   ---------    ----------   ---------
                                              (Dollars in thousands)
Agency securities   $1,060,417        48.3%   $1,544,723        30.1%   $2,605,140        35.5%

Privately issued:
   AAA               1,013,391        46.1     3,504,782        68.3     4,518,173        61.6
   AA                   55,372         2.5        31,821         0.6        87,193         1.2
   A                    19,805         0.9        19,972         0.4        39,777         0.5
  BBB                    8,286         0.4        10,218         0.2        18,504         0.3
  Unrated (1)           39,832         1.8        22,543         0.4        62,375         0.9
                    ----------   ---------    ----------   ---------    ----------   ---------
Total               $2,197,103       100.0%   $5,134,059       100.0%   $7,331,162       100.0%
                    ==========   =========    ==========   =========    ==========   =========

(1) Unrated subordinated certificates retained by the Company as credit enhancements for its privately issued securities.

                                                December 31, 2003
                    --------------------------------------------------------------------------
                                                    Securities
                      Trading Securities        Available for Sale               Total
                    ----------------------    ----------------------    ----------------------
                     Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                      Value         Mix         Value         Mix         Value         Mix
                    ----------   ---------    ----------   ---------    ----------   ---------
                                              (Dollars in thousands)
Agency securities   $  287,577        60.0%   $  713,790        55.6%   $1,001,367        56.8%

Privately issued:
   AAA                 167,974        35.0       570,025        44.4       737,999        41.8
   AA                   11,322         2.4            --          --        11,322         0.6
   A                     6,470         1.3            --          --         6,470         0.4
  Unrated (1)            6,470         1.3            --          --         6,470         0.4
                    ----------   ---------    ----------   ---------    ----------   ---------
Total               $  479,813       100.0%   $1,283,815       100.0%   $1,763,628       100.0%
                    ==========   =========    ==========   =========    ==========   =========

(1) An unrated subordinated certificate retained by the Company as a credit enhancement for its privately issued securities.

The following table classifies our mortgage-backed securities portfolio by type of interest rate index at June 30, 2004 and December 31, 2003:

                                                                     June 30, 2004
                                      --------------------------------------------------------------------------
                                                                      Securities
                                        Trading Securities        Available for Sale               Total
                                      ----------------------    ----------------------    ----------------------
                                       Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                                        Value         Mix         Value         Mix         Value         Mix
                                      ----------   ---------    ----------   ---------    ----------   ---------
                                                                (Dollars in thousands)
Index:
One-month LIBOR                       $  239,667        10.9%   $  142,623         2.8%   $  382,290         5.2%
Six-month LIBOR                          336,197        15.3     2,331,786        45.4     2,667,983        36.4
One-year LIBOR                         1,602,889        73.0     1,946,900        37.9     3,549,789        48.4
One-year constant maturity treasury       18,350         0.8       712,750        13.9       731,100        10.0
                                      ----------   ---------    ----------   ---------    ----------   ---------
Total                                 $2,197,103       100.0%   $5,134,059       100.0%   $7,331,162       100.0%
                                      ==========   =========    ==========   =========    ==========   =========

                                                                  December 31, 2003
                                      --------------------------------------------------------------------------
                                                                      Securities
                                        Trading Securities        Available for Sale               Total
                                      ----------------------    ----------------------    ----------------------
                                       Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                                        Value         Mix         Value         Mix         Value         Mix
                                      ----------   ---------    ----------   ---------    ----------   ---------
                                                                (Dollars in thousands)
Index:
One-month LIBOR                       $  189,772        39.6%   $       --          --    $  189,772        10.8%
Six-month LIBOR                               --          --       517,248        40.3       517,248        29.3
One-year LIBOR                           261,548        54.5       610,963        47.6       872,511        49.5
One-year constant maturity treasury       28,493         5.9       155,604        12.1       184,097        10.4
                                      ----------   ---------    ----------   ---------    ----------   ---------
Total                                 $  479,813       100.0%   $1,283,815       100.0%   $1,763,628       100.0%
                                      ==========   =========    ==========   =========    ==========   =========

The following table classifies our mortgage-backed securities portfolio by product type at June 30, 2004 and December 31, 2003:


                                                          June 30, 2004
                         --------------------------------------------------------------------------
                                                         Securities
                           Trading Securities        Available for Sale               Total
                         ----------------------    ----------------------    ----------------------
                          Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                           Value         Mix         Value         Mix         Value         Mix
                         ----------   ---------    ----------   ---------    ----------   ---------
                                                   (Dollars in thousands)
Product:
ARM less than 3 years    $  374,157        17.0%   $1,145,102        22.3%   $1,519,259        20.8%
3/1 Hybrid ARM              805,466        36.7       882,901        17.2     1,688,367        23.0
5/1 Hybrid ARM            1,017,480        46.3     3,106,056        60.5     4,123,536        56.2
                         ----------   ---------    ----------   ---------    ----------   ---------
Total                    $2,197,103       100.0%   $5,134,059       100.0%   $7,331,162       100.0%
                         ==========   =========    ==========   =========    ==========   =========

                                                     December 31, 2003
                         --------------------------------------------------------------------------
                                                         Securities
                           Trading Securities        Available for Sale               Total
                         ----------------------    ----------------------    ----------------------
                          Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio
                           Value         Mix         Value         Mix         Value         Mix
                         ----------   ---------    ----------   ---------    ----------   ---------
                                                   (Dollars in thousands)
Product:
ARMs less then 3 years   $  189,771        39.6%   $  212,897        16.6%      402,668        22.9%
3/1 Hybrid ARM              133,019        27.7       415,674        32.4       548,693        31.1
5/1 Hybrid ARM              133,140        27.7       619,688        48.2       752,828        42.6
7/1 Hybrid ARM               23,883         5.0        35,556         2.8        59,439         3.4
                         ----------   ---------    ----------   ---------    ----------   ---------
Total                    $  479,813       100.0%   $1,283,815       100.0%   $1,763,628       100.0%
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

Results of Operations - Comparison of the Three Months Ended June 30, 2004 and 2003

                                                             Three Months Ended June 30, 2004
                                                 ---------------------------------------------------------
                                                                       (In thousands)

                                                 Mortgage-Backed
                                                   Securities          Loan          Loan
                                                    Holdings        Origination    Servicing
                                                     Segment          Segment       Segment       Total
                                                 ---------------    -----------    ---------    ----------
Net interest income:
Interest income                                  $        41,189    $    31,215    $      --    $   72,404
Interest expense                                         (30,490)       (20,927)        (901)      (52,318)
                                                 ---------------    -----------    ---------    ----------
   Total net interest income                              10,699         10,288         (901)       20,086
                                                 ---------------    -----------    ---------    ----------
Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                                 --         59,840           --        59,840

Loan servicing fees                                           --             --        8,730         8,730
Amortization                                                  --             --       (7,764)       (7,764)
Impairment reserve recovery                                   --             --        7,252         7,252
                                                 ---------------    -----------    ---------    ----------
   Net loan servicing fees                                    --             --        8,218         8,218

Other non-interest income                                     --          1,226           --         1,226
                                                 ---------------    -----------    ---------    ----------
   Total non-interest income                                  --         61,066        8,218        69,284
                                                 ---------------    -----------    ---------    ----------
Non-interest expenses:
   Salaries, commissions and benefits, net                    54         41,612        1,185        42,851
   Occupancy and equipment                                    --          7,898          110         8,008
   Data processing and communications                          4          3,250           84         3,338
   Office supplies and expenses                               --          2,947          268         3,215
   Marketing and promotion                                    --          2,193            3         2,196
   Travel and entertainment                                   --          2,876           11         2,887
   Professional fees                                         136          1,458          235         1,829
   Other                                                   2,028          1,129          925         4,082
                                                 ---------------    -----------    ---------    ----------
      Total non-interest expenses                          2,222         63,363        2,821        68,406
                                                 ---------------    -----------    ---------    ----------

Net income before income tax expense (benefit)             8,477          7,991        4,496        20,964
                                                 ---------------    -----------    ---------    ----------

Income tax expense (benefit)                                  --        (14,492)       1,974       (12,518)
                                                 ---------------    -----------    ---------    ----------

Net income                                       $         8,477    $    22,483    $   2,522    $   33,482
                                                 ===============    ===========    =========    ==========

                                                                       June 30, 2004
                                                 ---------------------------------------------------------
Segment assets                                   $     7,511,774    $ 1,921,370    $ 201,977    $9,635,121
                                                 ===============    ===========    =========    ==========

                                                             Three Months Ended June 30, 2003
                                                 ---------------------------------------------------------
                                                                       (In thousands)

                                                 Mortgage-Backed
                                                   Securities          Loan          Loan
                                                    Holdings        Origination    Servicing
                                                     Segment          Segment       Segment       Total
                                                 ---------------    -----------    ---------    ----------
Net interest income:
Interest income                                  $            --    $    25,446    $      --    $   25,446
Interest expense                                              --        (11,860)        (712)      (12,572)
                                                 ---------------    -----------    ---------    ----------
   Total net interest income                                  --         13,586         (712)       12,874
                                                 ---------------    -----------    ---------    ----------

Non-interest income:
Gain on sales of mortgage loans                               --        129,282           --       129,282

Loan servicing fees                                           --             --        9,821         9,821
Amortization                                                  --             --      (17,286)      (17,286)
Impairment reserve provision                                  --             --       (6,472)       (6,472)
                                                 ---------------    -----------    ---------    ----------
Net loan servicing fees (loss)                                --             --      (13,937)      (13,937)

Other non-interest income                                     --          1,241           --         1,241
                                                 ---------------    -----------    ---------    ----------
   Total non-interest income                                  --        130,523      (13,937)      116,586
                                                 ---------------    -----------    ---------    ----------

Non-interest expenses:
   Salaries, commissions and benefits, net                    --         53,284          922        54,206
   Occupancy and equipment                                    --          6,626           53         6,679
   Data processing and communications                         --          2,725           23         2,748
   Office supplies and expenses                               --          3,500          347         3,847
   Marketing and promotion                                    --          2,796            9         2,805
   Travel and entertainment                                   --          2,888            3         2,891
   Professional fees                                          --          1,491          181         1,672
   Other                                                      --          7,182        1,241         8,423
                                                 ---------------    -----------    ---------    ----------
      Total non-interest expenses                             --         80,492        2,779        83,271
                                                 ---------------    -----------    ---------    ----------

Net income before income tax expense (benefit)                --         63,617      (17,428)       46,189
                                                 ---------------    -----------    ---------    ----------

Income tax expense (benefit)                                  --         26,279       (6,967)       19,312
                                                 ---------------    -----------    ---------    ----------

Net income                                       $            --    $    37,338    $ (10,461)   $   26,877
                                                 ===============    ===========    =========    ==========

                                                                     December 31, 2003
                                                 ---------------------------------------------------------
Segment assets                                   $     1,865,414    $ 1,375,276    $ 164,000    $3,404,690
                                                 ===============    ===========    =========    ==========

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

The following table presents the average balances for the Mortgage-Backed Securities Holdings segment's mortgage-backed securities and reverse repurchase agreements, corresponding annualized effective rate of interest and the related interest income or expense:

                                          Three Months Ended June 30,
                                      -----------------------------------
(Dollars in thousands)                               2004
                                      -----------------------------------
                                        Average                 Average
                                        Balance     Interest   Yield/Cost
                                      -----------   --------   ----------
Mortgage-backed securities, net (1)   $ 4,812,343   $ 41,189         3.42%
                                      -----------   --------   ----------

Reverse repurchase agreements (2)       4,500,076     30,490         2.70%
                                      -----------   --------   ----------

Net interest income                                 $ 10,699
                                                    ========
Interest rate spread                                                 0.72%
                                                               ==========
Net interest margin                                                  0.90%
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

Results of Operations - Comparison of the Six Months Ended June 30, 2004 and
2003

                                                              Six Months Ended June 30, 2004
                                                 ---------------------------------------------------------
                                                                       (In thousands)

                                                 Mortgage-Backed
                                                   Securities          Loan          Loan
                                                    Holdings        Origination    Servicing
                                                     Segment          Segment       Segment       Total
                                                 ---------------    -----------    ---------    ----------
Net interest income:
Interest income                                  $        56,338    $    50,116    $      --    $  106,454
Interest expense                                         (39,902)       (31,889)      (1,805)      (73,596)
                                                 ---------------    -----------    ---------    ----------
   Total net interest income                              16,436         18,227       (1,805)       32,858
                                                 ---------------    -----------    ---------    ----------

Non-interest income:
Gain on sales of mortgage loans and
   mortgage-backed securities                             12,651        127,322           --       139,973

Loan servicing fees                                           --             --       19,048        19,048
Amortization                                                  --             --      (15,110)      (15,110)
Impairment reserve provision                                  --             --       (5,332)       (5,332)
                                                 ---------------    -----------    ---------    ----------
   Net loan servicing fees (loss)                             --             --       (1,394)       (1,394)

Other non-interest income                                     --          2,204           --         2,204
                                                 ---------------    -----------    ---------    ----------
   Total non-interest income                              12,651        129,526       (1,394)      140,783
                                                 ---------------    -----------    ---------    ----------

Non-interest expenses:
   Salaries, commissions and benefits, net                   104         80,212        2,317        82,633
   Occupancy and equipment                                    --         15,833          269        16,102
   Data processing and communications                          6          6,431          114         6,551
   Office supplies and expenses                               --          5,694          639         6,333
   Marketing and promotion                                    --          4,405            3         4,408
   Travel and entertainment                                    2          5,338          124         5,464
   Professional fees                                         207          3,671          379         4,257
   Other                                                   3,073          4,453        1,994         9,520
                                                 ---------------    -----------    ---------    ----------
      Total non-interest expenses                          3,392        126,037        5,839       135,268
                                                 ---------------    -----------    ---------    ----------

Net income before income tax expense (benefit)            25,695         21,716       (9,038)       38,373
                                                 ---------------    -----------    ---------    ----------

Income tax expense (benefit)                                  --        (12,757)      (3,575)      (16,332)
                                                 ---------------    -----------    ---------    ----------

Net income                                       $        25,695    $    34,473    $  (5,463)   $   54,705
                                                 ===============    ===========    =========    ==========

                                                                       June 30, 2004
                                                 ---------------------------------------------------------
Segment assets                                   $     7,511,774    $ 1,921,370    $ 201,977    $9,635,121
                                                 ===============    ===========    =========    ==========

                                                              Six Months Ended June 30, 2003
                                                 ---------------------------------------------------------
                                                                       (In thousands)

                                                 Mortgage-Backed
                                                   Securities          Loan          Loan
                                                    Holdings        Origination    Servicing
                                                     Segment          Segment       Segment       Total
                                                 ---------------    -----------    ---------    ----------
Net interest income:
Interest income                                  $            --    $    46,424    $      --    $   46,424
Interest expense                                              --        (21,281)      (1,500)      (22,781)
                                                 ---------------    -----------    ---------    ----------
   Total net interest income                                  --         25,143       (1,500)       23,643
                                                 ---------------    -----------    ---------    ----------

Non-interest income:
Gain on sales of mortgage loans                               --        217,493           --       217,493

Loan servicing fees                                           --             --       20,949        20,949
Amortization                                                  --             --      (30,055)      (30,055)
Impairment reserve provision                                  --             --      (12,185)      (12,185)
                                                 ---------------    -----------    ---------    ----------
Net loan servicing fees (loss)                                --             --      (21,291)      (21,291)

Other non-interest income                                     --          4,169           --         4,169
                                                 ---------------    -----------    ---------    ----------
   Total non-interest income                                  --        221,662      (21,291)      200,371
                                                 ---------------    -----------    ---------    ----------

Non-interest expenses:
   Salaries, commissions and benefits, net                    --         97,125        1,728        98,853
   Occupancy and equipment                                    --         12,118          184        12,302
   Data processing and communications                         --          5,777           50         5,827
   Office supplies and expenses                               --          6,164          706         6,870
   Marketing and promotion                                    --          5,593           11         5,604
   Travel and entertainment                                   --          4,874            4         4,878
   Professional fees                                          --          3,200          313         3,513
   Other                                                      --         10,441        1,647        12,088
                                                 ---------------    -----------    ---------    ----------
      Total non-interest expenses                             --        145,292        4,643       149,935
                                                 ---------------    -----------    ---------    ----------

Net income before income tax expense (benefit)                --        101,513      (27,434)       74,079
                                                 ---------------    -----------    ---------    ----------
Income tax expense (benefit)                                  --         41,863      (10,974)       30,889
                                                 ---------------    -----------    ---------    ----------
Net income                                       $            --    $    59,650    $ (16,460)   $   43,190
                                                 ===============    ===========    =========    ==========

                                                                     December 31, 2003
                                                 ---------------------------------------------------------
Segment assets                                   $     1,865,414    $ 1,375,276    $ 164,000    $3,404,690
                                                 ===============    ===========    =========    ==========

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

Mortgage-Backed Securities Holdings Segment

The following table presents the average balances for the Mortgage-Backed Securities Holdings segment's mortgage-backed securities and reverse repurchase agreements, corresponding annualized effective rate of interest and the related interest income or expense:

                                           Six Months Ended June 30,
                                      -----------------------------------
(Dollars in thousands)                               2004
                                      -----------------------------------
                                        Average                 Average
                                        Balance     Interest   Yield/Cost
                                      -----------   --------   ----------
Mortgage-backed securities, net (1)   $ 3,385,341   $ 56,338         3.33%
                                      -----------   --------   ----------

Reverse repurchase agreements (2)       3,147,704     39,902         2.53%
                                      -----------   --------   ----------

Net interest income                                 $ 16,436
                                                    ========
Interest rate spread                                                 0.80%
                                                               ==========
Net interest margin                                                  0.98%
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

Commitments

The Company had the following commitments (excluding derivative financial instruments) at June 30, 2004:

                                                Less Than                                 After
                                     Total        1 Year     1 - 3 Years   4 - 5 Years   5 Years
                                   ----------   ----------   -----------   -----------   -------
                                                          (In thousands)
Warehouse facilities               $  672,456   $  672,456   $        --   $        --   $    --
Operating leases                       47,290        7,871        23,198        12,726     3,495
Notes payable                         107,237       81,213           707           792    24,525
Commercial paper                    1,047,036    1,047,036            --            --        --
Reverse repurchase agreements       6,413,506    6,413,506            --            --        --
Payable for securities purchased      423,909      423,909            --            --        --

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

The following table summarizes the Company's interest rate sensitive instruments:

                                                                             June 30, 2004
                                                                 -------------------------------------
                                                                  Notional      Carrying    Estimated
                                                                   Amount        Amount     Fair Value
                                                                 -----------   ----------   ----------
                                                                             (In thousands)
Assets:
Mortgage-backed securities                                       $ 7,389,412   $7,331,162   $7,331,162
Interest rate lock commitments - loans to be sold                    903,735        6,122       18,492
Interest rate lock commitments - loans held for securitization     1,416,265           --        7,251
Mortgage loans held for sale, net                                  1,414,417    1,435,998    1,448,259
Mortgage servicing rights, net                                    10,196,733      141,818      145,122
Interest rate swaps                                                4,377,000       38,486       38,486

Liabilities:
Reverse repurchase agreements                                    $ 6,413,506   $6,413,506   $6,404,286
Forward delivery commitments- Loan commitments                       469,991        5,683        5,683
Forward delivery commitments - Loans held for sale                   365,109        4,415        4,415


                                                                            December 31, 2003
                                                                 -------------------------------------
                                                                  Notional      Carrying    Estimated
                                                                   Amount        Amount     Fair Value
                                                                 -----------   ----------   ----------
                                                                             (In thousands)
Assets:
Mortgage-backed securities                                       $ 1,759,064   $1,763,628   $1,763,628
Interest rate lock commitments - loans to be sold                  1,140,350       20,837       20,837
Mortgage loans held for sale, net                                  1,187,314    1,226,127    1,228,441
Mortgage servicing rights, net                                     8,272,294      117,784      117,784

Liabilities:
Reverse repurchase agreements                                    $ 1,344,327   $1,344,327   $1,344,327
Forward delivery commitments- Loan commitments                       477,863        4,358        4,358
Forward delivery commitments - Loans held for sale                 1,161,217        2,300        2,300
Interest rate swaps                                                  755,000        6,036        6,036

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

Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company identified a material weakness, in internal control over financial reporting, that existed as of June 30, 2004. Specifically, the Company's control intended to ensure the proper classification of cash flows related to the securitization of certain mortgage loans held for sale and the subsequent holding of securities retained from securitizations did not operate effectively as of June 30, 2004. The Company incorrectly concluded that such cash flows should be classified as cash flows from investing activities due to its intent to hold the resulting securities in its portfolio. As a result, the Company improperly classified cash flows related to certain securitization and mortgage-backed securities holding activities as cash flows from investing activities rather than cash flows from operating activities. As a result of this material weakness, the Company is filing this report on Form 10-Q/A to restate its quarterly cash flow statement for the six months ended June 30, 2004.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There were no changes that occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                     ITEM 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Series A Preferred Stock

In July 2004, we issued 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share ("Series A Preferred Stock"), in an underwritten public offering. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights, redemption rights and rights upon our voluntary or involuntary liquidation, dissolution or winding up. Accordingly, if we liquidate, dissolve or wind up, holders of the Series A Preferred Stock will have the right to receive the liquidation preference of $25.00 per share, plus all accumulated and unpaid dividends (whether or not declared) to the date of payment, before any payments are made to the holders of our common stock. For a complete description of the rights and preferences of the Series A Preferred Stock, refer to Exhibits 3.1 and 3.2 of this report on Form 10-Q/A.

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

                                      None.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2004 Annual Meeting of Stockholders held on June 16, 2004, the following actions were proposed (which are described in greater detail in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2004):


             Proposal               Votes For    Votes Against   Votes Abstained
----------------------------------  ----------   -------------   ---------------

o  To elect each of John A
   Johnston and Michael A
   McManus, Jr. as a Class II
   director to serve for a
   three-year term expiring at the
   2007 Annual Meeting of
   Stockholders and to elect
   Irving J. Thau as a Class III
   director to serve for the
   remainder of the current term
   of office of the Class III
   directors, which expires at the
   2005 Annual Meeting of
   Stockholders, and in each case
   until their respective
   successors are duly elected and
   qualify
   o  John A. Johnston              37,074,591         516,599                --
   o  Michael A. McManus, Jr        37,351,843         239,347                --
   o  Irving J. Thau                37,351,843         239,347                --
o  To consider and ratify Deloitte
   & Touche LLP as the Company's
   external auditor for the fiscal
   year ending December 31, 2004    36,681,229         810,130            99,831

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

                                        AMERICAN HOME MORTGAGE INVESTMENT CORP.
                                        (Registrant)

Date: April 29, 2005                    By: /s/ Michael Strauss
                                            ------------------------------------
                                            Michael Strauss
                                            Chairman of the Board, Chief
                                            Executive Officer and President

Date: April 29, 2005                    By: /s/ Stephen A. Hozie
                                            ------------------------------------
                                            Stephen A. Hozie
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.                                Description
-----------       --------------------------------------------------------------

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