Form 10-Q/A
period 2004-09-30
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2005-04-29
CIK 1256536

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
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)



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

This amendment on Form 10-Q/A reflects the restatement of the consolidated financial statements of American Home Mortgage Investment Corp., as discussed in
Note 14 to the consolidated financial statements.

All of the information in this Form 10-Q/A is as of November 9, 2004, the filing date of the original Form 10-Q for the quarter ended September 30, 2004, and has not been updated for events subsequent to that date other than for the matter discussed above.



                            PART I-FINANCIAL INFORMATION

                                                                              Page
                                                                              ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2004 and
         December 31, 2003 ..................................................    1

         Consolidated Statements of Income for the Three and Nine Months Ended
         September 30, 2004 and 2003 ........................................    2

         Consolidated Statements of Stockholders' Equity for the Nine Months
         Ended September 30, 2004 and 2003 ..................................    3

         Consolidated Statements of Cash Flows for the Three and Nine Months
         Ended September 30, 2004 (As Restated) and 2003 ....................    4

         Notes to Consolidated Financial Statements .........................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................   25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........   43

Item 4.  Controls and Procedures ............................................   45

                             PART II-OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................   46

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........   46

Item 3.  Defaults Upon Senior Securities ....................................   46

Item 4.  Submission of Matters to a Vote of Security Holders ................   46

Item 5.  Other Information ..................................................   46

Item 6.  Exhibits ...........................................................   46

SIGNATURES

INDEX TO EXHIBITS

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                       September 30,    December 31,
                                                                                            2004            2003
                                                                                       -------------    ------------
Assets:
  Cash and due from banks                                                              $     118,441    $     53,148
  Money market investments                                                                    68,039              --
                                                                                       -------------    ------------
     Cash and cash equivalents                                                               186,480          53,148
                                                                                       -------------    ------------
  Accounts receivable and servicing advances                                                 101,105          84,311
  Mortgage-backed securities (including securities pledged of $7,036,293 and
      $1,426,477 as of September 30, 2004 and December 31, 2003, respectively)             7,331,888       1,763,628
  Mortgage loans held for sale, net                                                        1,131,661       1,216,353
  Derivative assets                                                                           11,630          30,611
  Mortgage servicing rights, net                                                             160,435         117,784
  Premises and equipment, net                                                                 47,955          41,738
  Goodwill                                                                                    89,196          83,445
  Other assets                                                                                16,645          13,672
                                                                                       -------------    ------------
      Total assets                                                                     $   9,076,995    $  3,404,690
                                                                                       =============    ============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                            $     547,584    $  1,121,760
  Drafts payable                                                                              45,526          25,625
  Commercial paper                                                                           462,712              --
  Reverse repurchase agreements                                                            6,899,024       1,344,327
  Payable for securities purchased                                                                --         259,701
  Derivative liabilities                                                                      18,237          12,694
  Accrued expenses and other liabilities                                                     154,339          76,156
  Notes payable                                                                              128,448          99,655
  Income taxes payable                                                                        30,133          66,802
                                                                                       -------------    ------------
    Total liabilities                                                                      8,286,003       3,006,720
                                                                                       -------------    ------------

Commitments and contingencies                                                                     --              --

Stockholders' Equity:
   9.75% Series A Cumulative Redeemable Preferred Stock:  par value $0.01 per share,
    10,000,000 shares authorized, 2,150,000 and 0 shares issued and outstanding
    as of September 30, 2004 and December 31, 2003, respectively                              50,857              --
  Common stock: par value $0.01 per share, 100,000,000 shares authorized,
    40,184,333 and 25,270,100 shares issued and outstanding as of September 30, 2004
    and December 31, 2003, respectively                                                          402             252
  Additional paid-in capital                                                                 629,807         281,432
  Retained earnings                                                                          151,297         121,029
  Accumulated other comprehensive loss                                                       (41,371)         (4,743)
                                                                                       -------------    ------------
    Total stockholders' equity                                                               790,992         397,970
                                                                                       -------------    ------------

      Total liabilities and stockholders' equity                                       $   9,076,995    $  3,404,690
                                                                                       =============    ============

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)

                                                                      Three Months Ended        Nine Months Ended
                                                                          September 30,           September 30,
                                                                    ---------------------    ----------------------
                                                                      2004         2003         2004         2003
                                                                    --------    ---------    ---------    ---------
Net interest income:
    Interest income                                                 $ 94,298    $  29,693    $ 198,347    $  76,117
    Interest expense                                                 (61,405)     (16,009)    (132,596)     (38,790)
                                                                    --------    ---------    ---------    ---------
         Total net interest income                                    32,893       13,684       65,751       37,327
                                                                    --------    ---------    ---------    ---------

Non-interest income:
    Gain on sales of mortgage loans                                   28,373      105,577       98,095      323,070
    Gain on sales of mortgage-backed securities and derivatives       22,341           --       37,310           --
    Unrealized gain on mortgage-backed securities and derivatives     27,069           --       82,041           --

    Loan servicing fees                                                9,822        8,306       28,870       29,255
    Amortization of mortgage servicing rights                         (7,755)     (14,903)     (22,865)     (44,958)
    Impairment (provision) recovery of mortgage servicing rights      (4,807)       7,825      (10,139)      (4,360)
                                                                    --------    ---------    ---------    ---------
         Net loan servicing (loss) fees                               (2,740)       1,228       (4,134)     (20,063)
                                                                    --------    ---------    ---------    ---------

    Other non-interest income                                          3,349        1,423        5,553        5,592
                                                                    --------    ---------    ---------    ---------
         Total non-interest income                                    78,392      108,228      218,865      308,599
                                                                    --------    ---------    ---------    ---------

Non-interest expenses:
    Salaries, commissions and benefits, net                           46,482       62,698      128,805      161,551
    Occupancy and equipment                                            9,984        7,340       26,086       19,642
    Data processing and communications                                 3,745        3,682       10,296        9,509
    Office supplies and expenses                                       3,012        3,557        9,345       10,427
    Marketing and promotion                                            2,610        3,232        7,018        8,836
    Travel and entertainment                                           3,620        3,122        9,084        8,000
    Professional fees                                                  2,524        2,319        6,781        5,832
    Other                                                              6,363        5,153       15,883       17,241
                                                                    --------    ---------    ---------    ---------
         Total non-interest expenses                                  78,340       91,103      213,298      241,038
                                                                    --------    ---------    ---------    ---------

Net income before income tax (benefit) expense                        32,945       30,809       71,318      104,888

Income tax (benefit) expense                                          (9,998)      12,115      (26,330)      43,004
                                                                    --------    ---------    ---------    ---------

Net income                                                            42,943       18,694       97,648       61,884
                                                                    --------    ---------    ---------    ---------

Dividends on preferred stock                                           1,648           --        1,648           --

                                                                    --------    ---------    ---------    ---------
Net income available to common shareholders                         $ 41,295    $  18,694    $  96,000    $  61,884
                                                                    ========    =========    =========    =========

    Per share data:
      Basic                                                         $   1.03    $    1.08    $    2.61    $    3.64
      Diluted                                                       $   1.02    $    1.06    $    2.58    $    3.57

      Weighted average number of shares - basic                       40,145       17,272       36,737       17,003
      Weighted average number of shares - diluted                     40,605       17,705       37,198       17,358


See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                              Accumulated
                                                                   Additional                    Other             Total
                                             Preferred    Common    Paid-in     Retained     Comprehensive     Stockholders'
(Dollars in thousands)                         Stock      Stock     Capital     Earnings          Loss            Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003                   $       --   $  167   $   95,785   $  68,144    $           --    $     164,096
                                             ==========   ======   ==========   =========    ==============    =============
Comprehensive income:
  Net income                                         --       --           --      61,884                --           61,884
                                                                                                               -------------
Comprehensive income                                                                                                  61,884
  Issuance of common stock - earnouts                --        3        3,302          --                --            3,305
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                             --        3        1,933          --                --            1,936
  Issuance of common stock - warrants                --       --           78          --                --               78
  Dividends declared on common stock                 --       --           --      (4,752)               --           (4,752)
                                             ----------   ------   ----------   ---------    --------------    -------------
Balance at September 30, 2003                $       --   $  173   $  101,098   $ 125,276    $           --    $     226,547
                                             ==========   ======   ==========   =========    ==============    =============

Balance at December 31, 2003                 $       --   $  252   $  281,432   $ 121,029    $       (4,743)   $     397,970
                                             ==========   ======   ==========   =========    ==============    =============
Comprehensive income:
  Net income                                         --       --           --      97,648                --           97,648
  Unrealized gain on mortgage-backed
    securities available for sale                    --       --           --          --             1,780            1,780
  Unrealized loss on cash flow hedges, net
    of amortization                                  --       --           --          --           (38,408)         (38,408)
                                                                                                               -------------
Comprehensive income                                                                                                  61,020
  Issuance of preferred stock - offering         50,857       --           --          --                --           50,857
  Issuance of common stock - offering                --      144      339,647          --                --          339,791
  Issuance of common stock - earnouts                --        2        4,843          --                --            4,845
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                             --        4        2,286          --                --            2,290
  Tax benefit from stock options exercised           --       --        1,599          --                --            1,599
  Dividends declared on preferred stock              --       --           --      (1,648)               --           (1,648)
  Dividends declared on common stock                 --       --           --     (65,732)               --          (65,732)
                                             ----------   ------   ----------   ---------    --------------    -------------
Balance at September 30, 2004                $   50,857   $  402   $  629,807   $ 151,297    $      (41,371)   $     790,992
                                             ==========   ======   ==========   =========    ==============    =============


See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                  September 30,
                                                                 ----------------------------    -----------------------------
                                                                      2004            2003            2004            2003
                                                                 -------------    -----------    -------------    ------------
                                                                 (As restated,                   (As restated,
                                                                 see Note 14)                    see Note 14)
Cash flows from operating activities:
Net income                                                       $      42,943    $    18,694    $      97,648    $     61,884
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                            2,151          1,589            6,116           4,202
Amortization and impairment of mortgage servicing rights                12,562          7,078           33,004          49,318
Amortization of mortgage-backed securities premiums, net                 9,455             --           19,615              --
Deferred cash flow hedge loss, net of amortization                      (7,019)            --           (4,733)             --
Loss on sales of mortgage-backed securities and derivatives              6,998             --            4,539              --
Unrealized gain on mortgage-backed securities                          (33,525)            --          (22,766)             --
Unrealized loss (gain) on free standing derivatives                     14,856             --          (26,595)             --
Additions to mortgage servicing rights on securitized loans            (27,203)            --          (59,580)             --
Additions to mortgage servicing rights on sold loans                    (3,976)       (27,711)         (16,075)        (43,316)
Decrease (increase) in interest rate lock commitments                    7,358          9,605           18,981          (5,198)
(Increase) decrease in deferred origination costs                         (808)         8,885            3,334          (4,372)
(Increase) decrease in SFAS No. 133 basis adjustments                   (1,009)         6,064           15,173          (5,899)
Other                                                                    2,611            130            2,963             469
Increase in operating assets:
       Accounts receivable and servicing advances                         (616)       (13,773)         (16,794)         (6,335)
       Other assets                                                     (2,857)        (2,793)          (2,729)         (4,468)
Increase (decrease) in operating liabilities:
       Accrued expenses and other liabilities                           32,761        (14,940)          65,921           1,539
       Income taxes payable                                            (10,995)         4,249          (36,669)         23,692
       Forward delivery contracts                                       (9,004)        11,904           (5,564)          4,700

Origination of mortgage loans held for sale                         (5,292,191)    (7,052,401)     (16,325,007)    (17,536,117)
Proceeds from sales and repayments of mortgage loans                 2,806,070      7,070,846       10,741,622      16,690,090
Proceeds from securitizations and repayments of mortgage loans       2,765,737             --        5,611,616              --
Additions to mortgage-backed securities                             (1,435,334)            --       (3,802,902)             --
Proceeds from sales of mortgage-backed securities                    1,023,037             --        1,168,352              --
Principal repayments of mortgage-backed securities                     100,306             --          186,737              --
                                                                 -------------    -----------    -------------    ------------
       Net cash provided by (used in) operating activities               2,308         27,426       (2,343,793)       (769,811)
                                                                 -------------    -----------    -------------    ------------

Cash flows from investing activities:
Purchases of premises and equipment                                     (5,565)        (2,983)         (12,333)         (8,132)
Purchases of mortgage-backed securities                               (535,056)            --       (5,186,475)             --
Proceeds from sales of mortgage-backed securities                      633,036             --        1,538,587              --
Principal repayments of mortgage-backed securities                     296,974             --          565,785              --
Other                                                                       --            414             (244)             12
                                                                 -------------    -----------    -------------    ------------
       Net cash provided by (used in) investing activities             389,389         (2,569)      (3,094,680)         (8,120)
                                                                 -------------    -----------    -------------    ------------

Cash flows from financing activities:
(Decrease) increase in warehouse lines of credit, net                 (124,872)        (4,667)        (574,176)        801,644
Increase in reverse repurchase agreements, net                         485,518             --        5,554,697              --
Decrease in payable for securities purchased                          (423,909)            --         (259,701)             --
(Decrease) increase in commercial paper, net                          (584,324)            --          462,712              --
(Decrease) increase in drafts payable, net                             (40,774)       (18,762)          19,901           6,407
Proceeds from issuance of preferred stock                               52,057             --           52,057              --
Proceeds from issuance of common stock                                     426            564          342,637           1,629
Dividends paid                                                         (24,468)        (2,237)         (55,115)         (4,751)
Increase (decrease) in notes payable, net                               21,211         10,994           28,793          (1,831)
                                                                 -------------    -----------    -------------    ------------
       Net cash (used in) provided by financing activities            (639,135)       (14,108)       5,571,805         803,098
                                                                 -------------    -----------    -------------    ------------

Net (decrease) increase in cash and cash equivalents                  (247,438)        10,749          133,332          25,167
Cash and cash equivalents, beginning of period                         433,918         38,834           53,148          24,416
                                                                 -------------    -----------    -------------    ------------
Cash and cash equivalents, end of period                         $     186,480    $    49,583    $     186,480    $     49,583
                                                                 =============    ===========    =============    ============
Supplemental disclosure of cash flow information:
Interest paid                                                    $      28,887    $    10,812    $      65,485    $     29,797
Income taxes paid                                                          996          7,974            7,357          20,697


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

                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                         --------------------------------        -------------------------------
(In thousands, except per share data)          2004          2003                      2004          2003
                                            ----------    ----------                ----------    ----------
Net income available to common
   shareholders - as reported               $   41,295    $   18,694                $   96,000    $   61,884

Less: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects                (272)         (224)                     (638)         (518)
                                            ----------    ----------                ----------    ----------

Net income available to common
   shareholders - pro forma                 $   41,023    $   18,470                $   95,362    $   61,366
                                            ==========    ==========                ==========    ==========

Earnings per share:
    Basic - as reported                     $     1.03    $     1.08                $     2.61    $     3.64
    Basic - pro forma                       $     1.02    $     1.07                $     2.60    $     3.61

    Diluted - as reported                   $     1.02    $     1.06                $     2.58    $     3.57
    Diluted - pro forma                     $     1.01    $     1.04                $     2.56    $     3.54


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

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities as of September 30, 2004 and December 31, 2003:


                                         September 30, 2004
                          ------------------------------------------------
(In thousands)              Trading          Securities           Total
                          Securities     Available for Sale    Securities
                          -----------    ------------------    -----------

Adjusted cost             $ 2,651,063    $        4,667,454    $ 7,318,517

Gross unrealized gains         16,074                18,341         34,415
Gross unrealized losses        (5,775)              (15,269)       (21,044)
                          -----------    ------------------    -----------
Fair value                $ 2,661,362    $        4,670,526    $ 7,331,888
                          ===========    ==================    ===========


                                         December 31, 2003
                          ------------------------------------------------
(In thousands)              Trading          Securities           Total
                          Securities     Available for Sale    Securities
                          -----------    ------------------    -----------

Adjusted cost             $   476,541    $        1,282,523    $ 1,759,064

Gross unrealized gains          3,382                 1,969          5,351
Gross unrealized losses          (110)                 (677)          (787)
                          -----------    ------------------    -----------
Fair value                $   479,813    $        1,283,815    $ 1,763,628
                          ===========    ==================    ===========

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

The Company has credit exposure on loans it has securitized. The following table summarizes the loan delinquency information as of September 30, 2004 and December 31, 2003:


                                                            September 30, 2004
                               --------------------------------------------------------------------------
(Dollars in thousands)

                                  Loan          Loan          Percent of Total         Percent of Total
Delinquency Status                Count        Balance         Securitizations              Assets
----------------------------   -----------   -----------  ------------------------    -------------------
60 to 89 days                           24   $     5,857                      0.20%                  0.06%
90 and greater days                      6         1,580                      0.05%                  0.02%
Foreclosure                             13         3,334                      0.11%                  0.04%
                               -----------   -----------  ------------------------    -------------------
                                        43   $    10,771                      0.36%                  0.12%
                               ===========   ===========  ========================    ===================

                                                             December 31, 2003
                               ---------------------------------------------------------------------------
(Dollars in thousands)

                                  Loan          Loan          Percent of Total          Percent of Total
Delinquency Status                Count        Balance         Securitizations               Assets
----------------------------   -----------   ----------   ------------------------     -------------------
60 to 89 days                            1   $      692                       0.13%                  0.02%
                               -----------   ----------   ------------------------     ------------------
                                         1   $      692                       0.13%                  0.02%
                               ===========   ==========   ========================     ==================

NOTE 3 - MORTGAGE LOANS HELD FOR SALE, NET

The following table presents the Company's mortgage loans held for sale, net, as of September 30, 2004 and December 31, 2003:


                                    September 30,   December 31,
(In thousands)                          2004           2003
                                    -------------   ------------
Mortgage loans held for sale        $   1,121,129   $  1,187,314
SFAS No. 133 basis adjustments              1,316         16,489
Deferred origination costs, net             9,216         12,550
                                    -------------   ------------

Mortgage loans held for sale, net   $   1,131,661   $  1,216,353
                                    =============   ============


NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of September 30, 2004 and December 31, 2003:



                                                   September 30,   December 31,
(In thousands)                                         2004            2003
                                                   -------------   ------------
Derivative Assets:
Interest rate lock commitments                     $      11,630   $     30,611
                                                   -------------   ------------
     Derivative assets                             $      11,630   $     30,611
                                                   =============   ============

Derivative Liabilities:
Forward delivery contracts - loan commitments      $         980   $      4,358
Forward delivery contracts - loans held for sale             114          2,300
Interest rate swaps                                        7,324          6,036
Interest rate swaps - free standing derivatives            9,819             --
                                                   -------------   ------------
     Derivative liabilities                        $      18,237   $     12,694
                                                   =============   ============

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

NOTE 5 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the three and nine months ended September 30, 2004 and 2003:


                                Three Months Ended September 30,     Nine Months Ended September 30,
                                --------------------------------     -------------------------------

(In thousands)                       2004            2003                  2004            2003
                                  ---------       ---------             ---------       ---------
Mortgage Servicing Rights:
Balance at beginning of period    $ 151,018       $ 104,775             $ 121,652       $ 119,225
Additions                            31,179          27,711                75,655          43,316
Amortization                         (7,755)        (14,903)              (22,865)        (44,958)
                                  ---------       ---------             ---------       ---------

Balance at end of period          $ 174,442       $ 117,583             $ 174,442       $ 117,583
                                  ---------       ---------             ---------       ---------

Impairment Allowance:
Balance at beginning of period    $  (9,200)      $ (22,387)            $  (3,868)      $ (10,202)
Impairment recovery (provision)      (4,807)          7,825               (10,139)         (4,360)
                                  ---------       ---------             ---------       ---------

Balance at end of period          $ (14,007)      $ (14,562)            $ (14,007)      $ (14,562)
                                  ---------       ---------             ---------       ---------

Mortgage servicing rights, net    $ 160,435       $ 103,021             $ 160,435       $ 103,021
                                  =========       =========             =========       =========


Aggregate Amortization Expense
------------------------------
   Nine months ended September 30, 2004              $ 22,865

Estimated Amortization Expense
------------------------------
   Year ended September 30, 2005                     $ 39,835
   Year ended September 30, 2006                       33,436
   Year ended September 30, 2007                       22,369
   Year ended September 30, 2008                       15,355
   Year ended September 30, 2009                       11,479
    Thereafter                                         51,968


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

The significant assumptions used in estimating the fair value of MSRs at September 30, 2004 and December 31, 2003 were as follows:

                                                         September 30, 2004      December 31, 2003
                                                        --------------------    --------------------
Weighted-average prepayment speed (PSA)                                 352                  397
Weighted-average discount rate                                        10.42%                9.82%
Weighted-average default rate                                          2.64%                4.02%


The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at September 30, 2004 and December 31, 2003:


                                                         September 30, 2004      December 31, 2003
                                                        --------------------    -------------------
                                                                  (Dollars in thousands)
Loan servicing portfolio - loans sold or securitized   $           12,539,467    $       8,272,294
Average loan size                                      $                  160    $             120
Weighted-average servicing fee                                          0.354%               0.347%
Weighted-average note rate                                               5.41%                5.72%
Weighted-average remaining term (in months)                               327                  298
Weighted-average age (in months)                                           18                   27


NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the nine months ended September 30, 2004:

                                                            Mortgage-Backed
                                      Loan Origination    Securities Holdings
(In thousands)                             Segment              Segment           Total
                                      -----------------   --------------------   -------
Balance at December 31, 2003          $          58,605   $             24,840   $83,445
Earnouts from previous acquisitions               5,751                     --     5,751
                                      -----------------   --------------------   -------
Balance at September 30, 2004         $          64,356   $             24,840   $89,196
                                      =================   ====================   =======


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

The following table presents the Company's warehouse lines of credit as of September 30, 2004 and December 31, 2003:

                               September 30, 2004                 December 31, 2003
                            -------------------------         ------------------------
                                            Weighted                          Weighted
                            Outstanding     Average           Outstanding     Average
(Dollars in thousands)        Balance         Rate              Balance         Rate
                            -------------------------         ------------------------
Calyon Americas             $   199,540         2.44%         $   200,702         1.88%
Bank of America                 187,096         2.92                   --           --
CDC                             156,946         2.63              406,444         1.98
Morgan Stanley                    4,002         2.57               92,925         1.92
RFC                                  --           --              293,344         2.06
UBS                                  --           --              128,345         3.21
                            -----------                       -----------

Warehouse lines of credit   $   547,584         2.66%         $ 1,121,760         2.12%
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

At September 30, 2004 and December 31, 2003, the Company's reverse repurchase agreements had the following remaining maturities:


                                September 30,    December 31,
                                     2004            2003
                                --------------   ------------
                                        (In thousands)

Within 30 days                  $    1,122,546   $    184,302
31 to 89 days                        1,782,846             --
90 to 365 days                       3,993,632      1,160,025
                                --------------   ------------
Reverse repurchase agreements   $    6,899,024   $  1,344,327
                                ==============   ============

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

At September 30, 2004, the Company's commercial paper had the following remaining maturities:

                                             September 30,
                                                  2004
                                            --------------
                                            (In thousands)

                   Within 30 days           $      409,731
                   31 to 89 days                    52,981
                                            --------------
                   Commercial paper         $      462,712
                                            ==============


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


NOTE 9 - INCOME TAXES

The following table presents a reconciliation of the statutory income tax provision to the effective income tax provision:


                                      Three Months Ended September 30,         Nine Months Ended September 30,
                                  -------------------------------------     -------------------------------------
                                         2004                2003                  2004                 2003
                                  -----------------    ----------------     ------------------   -----------------
                                                               (Dollars in thousands)

Tax provision at statutory rate   $ 11,534    35.0%    $ 10,850    35.0%    $ 24,961    35.0%    $ 36,710    35.0%
Non-taxable REIT income            (20,313)   (61.6)         --      --      (47,807)   (66.9)         --      --
State and local taxes, net of
   federal income tax benefit       (1,369)   (4.2)         987     3.2       (4,004)   (5.6)       6,148     5.9
Minority income adjustment              --      --          (67)   (0.2)          --      --         (330)   (0.3)
Other                                  150     0.5          345     1.1          520     0.7          476     0.4
                                  --------    ----     --------    ----     --------    ----     --------    ----
Income tax (benefit) expense      $ (9,998)   (30.3%)  $ 12,115    39.1%    $(26,330)   (36.8%)  $ 43,004    41.0%
                                  ========    ====     ========    ====     ========    ====     ========    ====

The following table presents the major sources of temporary differences, and their deferred tax effects, as of September 30, 2004 and December 31, 2003:


                                                   September 30,   December 31,
                                                        2004           2003
                                                   -------------   ------------
                                                          (In thousands)

Deferred tax liabilities:
Capitalized cost of mortgage servicing rights      $      69,784   $     50,083
Loan origination costs                                     9,746         11,926
Depreciation                                               2,341            576
Mark-to-market adjustments                                 1,081         11,041
                                                   -------------   ------------
Deferred tax liabilities                                  82,952         73,626
                                                   -------------   ------------

Deferred tax assets:
Tax loss carryforwards                                    10,204         10,441
Allowance for bad debts and foreclosure reserve            2,967          3,133
Deferred state income taxes                                3,389          2,855
Broker fees                                                1,972             --
Other                                                        846            691
                                                   -------------   ------------
Deferred tax assets                                       19,378         17,120
                                                   -------------   ------------

Net deferred tax liabilities                       $      63,574   $     56,506
                                                   =============   ============

NOTE 10 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

                                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                                        --------------------------------           -------------------------------
(Dollars in thousands, except per share amounts)             2004             2003                      2004             2003
                                                         -----------      -----------               -----------      -----------
Numerator for basic earnings per share - Net income
  available to common shareholders                       $    41,295      $    18,694               $    96,000      $    61,884
                                                         ===========      ===========               ===========      ===========

Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                         40,144,601       17,272,319                36,737,484       17,003,229

  Net effect of dilutive stock options                       460,453          432,205                   460,568          354,694
                                                         -----------      -----------               -----------      -----------

Denominator for diluted earnings per share                40,605,054       17,704,524                37,198,052       17,357,923
                                                         ===========      ===========               ===========      ===========

Net income per share available to common shareholders:

    Basic                                                $      1.03      $      1.08               $      2.61      $      3.64
                                                         ===========      ===========               ===========      ===========

    Diluted                                              $      1.02      $      1.06               $      2.58      $      3.57
                                                         ===========      ===========               ===========      ===========


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

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                            Three Months Ended September 30,              Nine Months Ended September 30,
                            --------------------------------              -------------------------------
                                 2004             2003                         2004             2003
                               ---------       ---------                    ----------       ----------
Dividend yield                    9.0 %           3.0 %                        8.3 %            3.0 %
Expected volatility              38.3 %          50.9 %                       44.5 %           50.9 %
Risk-free interest rate           5.0 %           5.0 %                        5.0 %            5.0 %
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

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred at the beginning of the nine months ended September 30, 2003:


                                               Nine Months Ended
(In thousands, except per share amounts)       September 30, 2003
                                               ------------------

Revenue                                          $      291,553

Income before income taxes                               46,445


                                                 --------------
Net income                                       $        3,441
                                                 ==============

Earnings per share - basic                       $         0.14
                                                 ==============

Earnings per share - diluted                     $         0.14
                                                 ==============


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

                                                                       Three Months Ended September 30, 2004
                                                    ------------------------------------------------------------------------
                                                                                   (In thousands)


                                                      Mortgage-Backed
                                                    Securities Holdings    Loan Origination    Loan Servicing
                                                          Segment              Segment            Segment           Total
                                                    -------------------------------------------------------------------------
Net interest income:
Interest income                                     $            66,856    $         27,442    $           --    $    94,298
Interest expense                                                (42,124)            (18,252)           (1,029)       (61,405)
                                                    ------------------------------------------------------------------------
   Total net interest income                                     24,732               9,190            (1,029)        32,893
                                                    ------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                      --              28,373                --         28,373
(Loss) gain on sales of mortgage-backed
  securities and derivatives                                     (4,610)             26,951                --         22,341
Unrealized (loss) gain on mortgage-backed
  securities and derivatives                                     (1,784)             28,853                --         27,069

Loan servicing fees                                                  --                  --             9,822          9,822
Amortization of mortgage servicing rights                            --                  --            (7,755)        (7,755)
Impairment provision of mortgage servicing rights                    --                  --            (4,807)        (4,807)
                                                    ------------------------------------------------------------------------
   Net loan servicing fees (loss)                                    --                  --            (2,740)        (2,740)

Other non-interest income                                            --               3,349                --          3,349
                                                    ------------------------------------------------------------------------
   Total non-interest income                                     (6,394)             87,526            (2,740)        78,392
                                                    ------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                           55              45,151             1,276         46,482
   Occupancy and equipment                                            5               9,858               121          9,984
   Data processing and communications                                 5               3,637               103          3,745
   Office supplies and expenses                                      --               2,831               181          3,012
   Marketing and promotion                                           --               2,608                 2          2,610
   Travel and entertainment                                          --               3,609                11          3,620
   Professional fees                                                 44               2,389                91          2,524
   Other                                                          2,036               3,591               736          6,363
                                                    ------------------------------------------------------------------------
      Total non-interest expenses                                 2,145              73,674             2,521         78,340
                                                    ------------------------------------------------------------------------

Net income before income tax benefit                             16,193              23,042            (6,290)        32,945
                                                    ------------------------------------------------------------------------

Income tax benefit                                                   --              (7,510)           (2,488)        (9,998)

                                                    ------------------------------------------------------------------------
Net income                                                       16,193              30,552            (3,802)        42,943
                                                    ------------------------------------------------------------------------

Dividends on preferred stock                                      1,648                  --                --          1,648

                                                    ------------------------------------------------------------------------
Net income available to common shareholders         $            14,545    $         30,552    $       (3,802)   $    41,295
                                                    ========================================================================

                                                                                September 30, 2004
                                                    ------------------------------------------------------------------------

Segment assets                                      $         7,489,460    $      1,378,704    $      208,831    $ 9,076,995
                                                    ========================================================================

                                                                       Three Months Ended September 30, 2003
                                                    -------------------------------------------------------------------------
                                                                                    (in thousands)


                                                      Mortgage-Backed
                                                    Securities Holdings    Loan Origination    Loan Servicing
                                                          Segment              Segment            Segment           Total
                                                    -------------------------------------------------------------------------
Net interest income:
Interest income                                     $                --    $         29,693    $           --    $    29,693
Interest expense                                                     --             (15,755)             (254)       (16,009)
                                                    ------------------------------------------------------------------------
   Total net interest income                                         --              13,938              (254)        13,684
                                                    ------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                      --             105,577                --        105,577

Loan servicing fees                                                  --                  --             8,306          8,306
Amortization of mortgage servicing rights                            --                  --           (14,903)       (14,903)
Impairment recovery of mortgage servicing rights                     --                  --             7,825          7,825
                                                    ------------------------------------------------------------------------
Net loan servicing fees                                              --                  --             1,228          1,228

Other non-interest income                                            --               1,423                --          1,423
                                                    ------------------------------------------------------------------------
   Total non-interest income                                         --             107,000             1,228        108,228
                                                    ------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                           --              61,902               796         62,698
   Occupancy and equipment                                           --               7,220               120          7,340
   Data processing and communications                                --               3,659                23          3,682
   Office supplies and expenses                                      --               3,362               195          3,557
   Marketing and promotion                                           --               3,229                 3          3,232
   Travel and entertainment                                          --               3,103                19          3,122
   Professional fees                                                 --               2,118               201          2,319
   Other                                                             --               4,355               798          5,153
                                                    ------------------------------------------------------------------------
      Total non-interest expenses                                    --              88,948             2,155         91,103
                                                    ------------------------------------------------------------------------

Net income before income tax expense (benefit)                       --              31,990            (1,181)        30,809
                                                    ------------------------------------------------------------------------

Income tax expense (benefit)                                         --              12,873              (758)        12,115

                                                    ------------------------------------------------------------------------
Net income                                                           --              19,117              (423)        18,694
                                                    ------------------------------------------------------------------------

Dividends on preferred stock                                         --                  --                --             --

                                                    ------------------------------------------------------------------------
Net income available to common shareholders         $                --    $         19,117    $         (423)   $    18,694
                                                    ========================================================================

                                                                                  December 31, 2003
                                                    ------------------------------------------------------------------------

Segment assets                                      $         1,865,414    $      1,375,276    $      164,000    $ 3,404,690
                                                    ========================================================================

                                                                        Nine Months Ended September 30, 2004
                                                    -------------------------------------------------------------------------
                                                                                    (in thousands)
                                                      Mortgage-Backed
                                                    Securities Holdings    Loan Origination    Loan Servicing
                                                          Segment              Segment            Segment           Total
                                                    -------------------------------------------------------------------------
Net interest income:
Interest income                                     $           123,194    $         75,153    $           --    $   198,347
Interest expense                                                (82,026)            (47,736)           (2,834)      (132,596)
                                                    ------------------------------------------------------------------------
   Total net interest income                                     41,168              27,417            (2,834)        65,751
                                                    ------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                      --              98,095                --         98,095
(Loss) gain on sales of mortgage-backed
  securities and derivatives                                    (22,874)             60,184                --         37,310
Unrealized gain on mortgage-backed
  securities and derivatives                                     29,131              52,910                --         82,041

Loan servicing fees                                                  --                  --            28,870         28,870
Amortization of mortgage servicing rights                            --                  --           (22,865)       (22,865)
Impairment provision of mortgage servicing rights                    --                  --           (10,139)       (10,139)
                                                    ------------------------------------------------------------------------
   Net loan servicing fees (loss)                                    --                  --            (4,134)        (4,134)

Other non-interest income                                            --               5,553                --          5,553
                                                    ------------------------------------------------------------------------
   Total non-interest income                                      6,257             216,742            (4,134)       218,865
                                                    ------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                          159             125,053             3,593        128,805
   Occupancy and equipment                                            5              25,691               390         26,086
   Data processing and communications                                11              10,068               217         10,296
   Office supplies and expenses                                      --               8,525               820          9,345
   Marketing and promotion                                           --               7,013                 5          7,018
   Travel and entertainment                                           2               8,947               135          9,084
   Professional fees                                                251               6,060               470          6,781
   Other                                                          5,109               8,044             2,730         15,883
                                                    ------------------------------------------------------------------------
      Total non-interest expenses                                 5,537             199,401             8,360        213,298
                                                    ------------------------------------------------------------------------

Net income before income tax benefit                             41,888              44,758           (15,328)        71,318
                                                    ------------------------------------------------------------------------

Income tax benefit                                                   --             (20,267)           (6,063)       (26,330)

                                                    ------------------------------------------------------------------------
Net income                                                       41,888              65,025            (9,265)        97,648
                                                    ------------------------------------------------------------------------

Dividends on preferred stock                                      1,648                  --                --          1,648

                                                    ------------------------------------------------------------------------
Net income available to common shareholders         $            40,240    $         65,025    $       (9,265)   $    96,000
                                                    ========================================================================

                                                                                  September 30, 2004
                                                    ------------------------------------------------------------------------

Segment assets                                      $         7,489,460    $      1,378,704    $      208,831    $ 9,076,995
                                                    ========================================================================

                                                                        Nine Months Ended September 30, 2003
                                                    ------------------------------------------------------------------------
                                                                                    (in thousands)


                                                      Mortgage-Backed
                                                    Securities Holdings    Loan Origination    Loan Servicing
                                                          Segment              Segment            Segment           Total
                                                    ------------------------------------------------------------------------
Net interest income:
Interest income                                     $                --    $         76,117    $           --    $    76,117
Interest expense                                                     --             (37,036)           (1,754)       (38,790)
                                                    ------------------------------------------------------------------------
   Total net interest income                                         --              39,081            (1,754)        37,327
                                                    ------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                      --             323,070                --        323,070

Loan servicing fees                                                  --                  --            29,255         29,255
Amortization of mortgage servicing rights                            --                  --           (44,958)       (44,958)
Impairment provision of mortgage servicing rights                    --                  --            (4,360)        (4,360)
                                                    ------------------------------------------------------------------------
Net loan servicing fees (loss)                                       --                  --           (20,063)       (20,063)

Other non-interest income                                            --               5,592                --          5,592
                                                    ------------------------------------------------------------------------
   Total non-interest income                                         --             328,662           (20,063)       308,599
                                                    ------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                           --             159,027             2,524        161,551
   Occupancy and equipment                                           --              19,338               304         19,642
   Data processing and communications                                --               9,436                73          9,509
   Office supplies and expenses                                      --               9,526               901         10,427
   Marketing and promotion                                           --               8,822                14          8,836
   Travel and entertainment                                          --               7,977                23          8,000
   Professional fees                                                 --               5,318               514          5,832
   Other                                                             --              14,796             2,445         17,241
                                                    ------------------------------------------------------------------------
      Total non-interest expenses                                    --             234,240             6,798        241,038
                                                    ------------------------------------------------------------------------

Net income before income tax expense (benefit)                       --             133,503           (28,615)       104,888
                                                    ------------------------------------------------------------------------

Income tax expense (benefit)                                         --              54,736           (11,732)        43,004

                                                    ------------------------------------------------------------------------
Net income                                                           --              78,767           (16,883)        61,884
                                                    ------------------------------------------------------------------------

Dividends on preferred stock                                         --                  --                --             --

                                                    ------------------------------------------------------------------------
Net income available to common shareholders         $                --    $         78,767    $      (16,883)   $    61,884
                                                    ========================================================================

                                                                                 December 31, 2003
                                                    ------------------------------------------------------------------------

Segment assets                                      $         1,865,414    $      1,375,276    $      164,000    $ 3,404,690
                                                    ========================================================================

NOTE 14 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the quarter ended September 30, 2004, the Company determined it had improperly classified cash flows related to certain origination, securitization and mortgage-backed securities holding activities as cash flows from investing activities rather than cash flows from operating activities. As a result, adjustments were recorded to properly classify sources and uses of cash in operating and investing activities with the most significant adjustment to properly classify cash used for origination of mortgage loans held for securitization of approximately $2.6 billion and $5.9 billion and cash proceeds from securitization of mortgage loans of approximately $2.8 billion and $5.6 billion from cash flows from investing activities to cash flows from operating activities for the three months and the nine months ended September 30, 2004, respectively. Certain reclassifications in the cash flow statement for the three months and nine months ended September 30, 2004 have been made to conform the previously issued cash flow statement to the current presentation.


The following table presents the significant effects of the restatement:

                                                                          Three Months Ended              Nine Months Ended
                                                                          September 30, 2004              September 30, 2004
                                                                   -------------------------------  -------------------------------
(In thousands)                                                     (As previously                   (As previously
                                                                      reported)      (As restated)     reported)      (As restated)
                                                                   -------------------------------  -------------------------------
Cash flows from operating activities:
Amortization of mortgage-backed securities premiums, net            $        9,477   $       9,455   $       19,759   $      19,615
Deferred cash flow hedge loss, net of amortization                          (7,019)         (7,019)          (5,148)         (4,733)
(Gain) loss on sales of mortgage-backed securities and derivatives         (22,341)          6,998          (37,310)          4,539
Unrealized gain on mortgage-backed securities                              (23,916)        (33,525)         (40,402)        (22,766)
Unrealized (gain) loss on free standing derivatives                         20,128          14,856          (21,323)        (26,595)
Other                                                                       (2,662)          2,611           (3,898)          2,963
Origination of mortgage loans held for sale                             (2,688,820)     (5,292,191)     (10,387,703)    (16,325,007)
Proceeds from securitizations and repayments of mortgage loans                  --       2,765,737               --       5,611,616
Additions to mortgage-backed securities                                         --      (1,435,334)              --      (3,802,902)
Proceeds from sales of mortgage-backed securities                               --       1,023,037               --       1,168,352
Principal repayments of mortgage-backed securities                              --         100,306               --         186,737
      Net cash provided by (used in) operating activities                  132,224           2,308          368,363      (2,343,793)

Cash flows from investing activities:
Origination of mortgage loans held for securitization                   (2,603,371)             --       (5,937,304)             --
Proceeds from securitizations of mortgage loans                          2,779,409              --        5,649,568              --
Purchases of mortgage-backed securities                                 (3,317,250)       (535,056)     (11,019,093)     (5,186,475)
Proceeds from sales of mortgage-backed securities                        3,008,523         633,036        4,758,637       1,538,587
Principal repayments of mortgage-backed securities                         397,727         296,974          753,933         565,785
      Net cash provided by (used in) investing activities                  259,473         389,389       (5,806,836)     (3,094,680)

                                     ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

This Management's Discussion and Analysis reflects the restatement of our consolidated statements of cash flows, as discussed in Note 14 to the consolidated financial statements.

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

The following table summarizes our mortgage-backed securities owned at September 30, 2004 and December 31, 2003, classified by type of issuer and by ratings categories:

                                                          September 30, 2004
                         -----------------------------------------------------------------------------------------------
                           Trading Securities        Securities Available for Sale                  Total
                         ----------------------     ------------------------------    ----------------------------------

                          Carrying    Portfolio        Carrying       Portfolio          Carrying           Portfolio
                            Value        Mix             Value           Mix               Value               Mix
                         ----------   ---------     -------------   -------------     --------------     ---------------
                                                        (Dollars in thousands)

Agency securities        $  760,957     28.6%         $  854,122           18.3%      $    1,615,079               22.0%

Privately issued:
   AAA                    1,714,299     64.4           3,750,873           80.3            5,465,172               74.5
   AA                            --       --              17,750            0.4               17,750                0.2
   A                         59,199      2.2              17,938            0.4               77,137                1.1
   BBB                       70,601      2.7               9,081            0.2               79,682                1.1
  Unrated (1)                56,306      2.1              20,762            0.4               77,068                1.1
                         ----------   ------          ----------      ---------       --------------      -------------
Total                    $2,661,362    100.0%         $4,670,526          100.0%      $    7,331,888              100.0%
                         ==========   ======          ==========      =========       ==============      =============

(1) Unrated subordinated certificates retained by the Company as credit enhancements for its privately issued securities.


                                                            December 31, 2003
                         ----------------------------------------------------------------------------------------------
                           Trading Securities          Securities Available for Sale                 Total
                         ----------------------        -----------------------------     ------------------------------

                          Carrying    Portfolio           Carrying       Portfolio          Carrying        Portfolio
                            Value        Mix               Value            Mix              Value             Mix
                         ----------   ---------         ------------    -----------      -------------    -------------
                                                           (Dollars in thousands)

Agency securities        $  287,577     60.0%            $  713,790          55.6%      $    1,001,367            56.8%

Privately issued:
   AAA                      167,974     35.0                570,025          44.4              737,999            41.8
   AA                        11,322      2.4                     --            --               11,322             0.6
   A                          6,470      1.3                     --            --                6,470             0.4
  Unrated (1)                 6,470      1.3                     --            --                6,470             0.4
                         ----------   ------             ----------     ---------       --------------   -------------
Total                    $  479,813    100.0%            $1,283,815         100.0%      $    1,763,628           100.0%
                         ==========   ======             ==========     =========       ==============   =============

(1) An unrated subordinated certificate retained by the Company as a credit enhancement for its privately issued securities.

The following table classifies our mortgage-backed securities portfolio by type of interest rate index at September 30, 2004 and December 31, 2003:


                                                                   September 30, 2004
                                      -----------------------------------------------------------------------------
                                                                       Securities
                                         Trading Securities         Available for Sale               Total
                                      -----------------------    -----------------------    -----------------------

                                       Carrying     Portfolio     Carrying     Portfolio     Carrying     Portfolio
                                         Value         Mix          Value         Mix          Value         Mix
                                      -----------   ---------    -----------   ---------    -----------   ---------
                                                                  (Dollars in thousands)
Index:
One-month LIBOR                       $   124,265         4.7%   $   127,196         2.7%   $   251,461         3.4%
Six-month LIBOR                           751,600        28.2      2,532,795        54.3      3,284,395        44.9
One-year LIBOR                          1,777,154        66.8      1,466,573        31.4      3,243,727        44.2
One-year constant maturity treasury         8,343         0.3        543,962        11.6        552,305         7.5
                                      -----------   ---------    -----------   ---------    -----------   ---------
Total                                 $ 2,661,362       100.0%   $ 4,670,526       100.0%   $ 7,331,888       100.0%
                                      ===========   =========    ===========   =========    ===========   =========


                                                                    December 31, 2003
                                      -----------------------------------------------------------------------------
                                                                        Securities
                                         Trading Securities         Available for Sale               Total
                                      -----------------------    -----------------------    -----------------------

                                       Carrying     Portfolio     Carrying     Portfolio     Carrying     Portfolio
                                         Value         Mix          Value         Mix          Value         Mix
                                      -----------   ---------    -----------   ---------    -----------   ---------
                                                                  (Dollars in thousands)
Index:
One-month LIBOR                       $   189,772        39.6%   $        --          --%   $   189,772        10.8%
Six-month LIBOR                                --          --        517,248        40.3        517,248        29.3
One-year LIBOR                            261,548        54.5        610,963        47.6        872,511        49.5
One-year constant maturity treasury        28,493         5.9        155,604        12.1        184,097        10.4
                                      -----------   ---------    -----------   ---------    -----------   ---------
Total                                 $   479,813       100.0%   $ 1,283,815       100.0%   $ 1,763,628       100.0%
                                      ===========   =========    ===========   =========    ===========   =========

The following table classifies our mortgage-backed securities portfolio by product type at September 30, 2004 and December 31, 2003:

                                                       September 30, 2004
                         -----------------------------------------------------------------------------
                                                           Securities
                            Trading Securities         Available for Sale               Total
                         ------------------------    -----------------------    -----------------------

                          Carrying     Portfolio     Carrying     Portfolio     Carrying     Portfolio
                            Value         Mix          Value         Mix          Value         Mix
                         -----------   ----------   -----------   ----------   -----------   ----------
                                                     (Dollars in thousands)
Product:
ARMs less than 3 years   $   163,946         6.2%   $ 1,049,350        22.5%   $ 1,213,296        16.6%
3/1 Hybrid ARM               460,672        17.3        561,420        12.0      1,022,092        13.9
5/1 Hybrid ARM             2,036,744        76.5      3,059,756        65.5      5,096,500        69.5
                         -----------   ---------    -----------   ---------    -----------   ---------
Total                    $ 2,661,362       100.0%   $ 4,670,526       100.0%   $ 7,331,888       100.0%
                         ===========   =========    ===========   =========    ===========   =========


                                                      December 31, 2003
                         -----------------------------------------------------------------------------
                                                          Securities
                            Trading Securities         Available for Sale               Total
                         -----------------------    -----------------------    -----------------------

                          Carrying     Portfolio     Carrying     Portfolio     Carrying     Portfolio
                            Value         Mix          Value         Mix          Value         Mix
                         -----------   ----------   -----------   ----------   -----------   ----------
                                                     (Dollars in thousands)
Product:
ARM less than 3 years    $   189,771        39.6%   $   212,897        16.6%   $   402,668        22.9%
3/1 Hybrid ARM               133,019        27.7        415,674        32.4        548,693        31.1
5/1 Hybrid ARM               133,140        27.7        619,688        48.2        752,828        42.6
7/1 Hybrid ARM                23,883         5.0         35,556         2.8         59,439         3.4
                         -----------   ---------    -----------   ---------    -----------   ---------
Total                    $   479,813       100.0%   $ 1,283,815       100.0%   $ 1,763,628       100.0%
                         ===========   =========    ===========   =========    ===========   =========


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

Results of Operations - Comparison of the Three Months Ended September 30, 2004 and 2003

                                                                      Three Months Ended September 30, 2004
                                                    ------------------------------------------------------------------------
                                                                                   (In thousands)

                                                      Mortgage-Backed
                                                    Securities Holdings    Loan Origination    Loan Servicing
                                                          Segment              Segment            Segment           Total
                                                    ------------------------------------------------------------------------
Net interest income:
Interest income                                     $            66,856    $         27,442    $           --    $    94,298
Interest expense                                                (42,124)            (18,252)           (1,029)       (61,405)
                                                    ------------------------------------------------------------------------
   Total net interest income                                     24,732               9,190            (1,029)        32,893
                                                    ------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                      --              28,373                --         28,373
(Loss) gain on sales of mortgage-backed
  securities and derivatives                                     (4,610)             26,951                --         22,341
Unrealized (loss) gain on mortgage-backed
  securities and derivatives                                     (1,784)             28,853                --         27,069

Loan servicing fees                                                  --                  --             9,822          9,822
Amortization of mortgage servicing rights                            --                  --            (7,755)        (7,755)
Impairment provision of mortgage servicing rights                    --                  --            (4,807)        (4,807)
                                                    ------------------------------------------------------------------------
   Net loan servicing fees (loss)                                    --                  --            (2,740)        (2,740)

Other non-interest income                                            --               3,349                --          3,349
                                                    ------------------------------------------------------------------------
   Total non-interest income                                     (6,394)             87,526            (2,740)        78,392
                                                    ------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                           55              45,151             1,276         46,482
   Occupancy and equipment                                            5               9,858               121          9,984
   Data processing and communications                                 5               3,637               103          3,745
   Office supplies and expenses                                      --               2,831               181          3,012
   Marketing and promotion                                           --               2,608                 2          2,610
   Travel and entertainment                                          --               3,609                11          3,620
   Professional fees                                                 44               2,389                91          2,524
   Other                                                          2,036               3,591               736          6,363
                                                    ------------------------------------------------------------------------
      Total non-interest expenses                                 2,145              73,674             2,521         78,340
                                                    ------------------------------------------------------------------------

Net income before income tax benefit                             16,193              23,042            (6,290)        32,945
                                                    ------------------------------------------------------------------------

Income tax benefit                                                   --              (7,510)           (2,488)        (9,998)

                                                    ------------------------------------------------------------------------
Net income                                                       16,193              30,552            (3,802)        42,943
                                                    ------------------------------------------------------------------------

Dividends on preferred stock                                      1,648                  --                --          1,648

                                                    ------------------------------------------------------------------------
Net income available to common shareholders         $            14,545    $         30,552    $       (3,802)   $    41,295
                                                    ========================================================================

                                                                                   September 30, 2004
                                                    ------------------------------------------------------------------------

Segment assets                                      $         7,489,460    $      1,378,704    $      208,831    $ 9,076,995
                                                    ========================================================================

                                                                         Three Months Ended September 30, 2003
                                                    ------------------------------------------------------------------------
                                                                                     (in thousands)

                                                      Mortgage-Backed
                                                    Securities Holdings    Loan Origination    Loan Servicing
                                                          Segment              Segment            Segment           Total
                                                    ------------------------------------------------------------------------
Net interest income:
Interest income                                     $                 --   $         29,693    $           --    $    29,693
Interest expense                                                      --            (15,755)             (254)       (16,009)
                                                    ------------------------------------------------------------------------
   Total net interest income                                          --             13,938              (254)        13,684
                                                    ------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                       --            105,577                --        105,577

Loan servicing fees                                                   --                 --             8,306          8,306
Amortization of mortgage servicing rights                             --                 --           (14,903)       (14,903)
Impairment recovery of mortgage servicing rights                      --                 --             7,825          7,825
                                                    ------------------------------------------------------------------------
Net loan servicing fees                                               --                 --             1,228          1,228

Other non-interest income                                             --              1,423                --          1,423
                                                    ------------------------------------------------------------------------
   Total non-interest income                                          --            107,000             1,228        108,228
                                                    ------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                            --             61,902               796         62,698
   Occupancy and equipment                                            --              7,220               120          7,340
   Data processing and communications                                 --              3,659                23          3,682
   Office supplies and expenses                                       --              3,362               195          3,557
   Marketing and promotion                                            --              3,229                 3          3,232
   Travel and entertainment                                           --              3,103                19          3,122
   Professional fees                                                  --              2,118               201          2,319
   Other                                                              --              4,355               798          5,153
                                                    ------------------------------------------------------------------------
      Total non-interest expenses                                     --             88,948             2,155         91,103
                                                    ------------------------------------------------------------------------

Net income before income tax expense (benefit)                        --             31,990            (1,181)        30,809
                                                    ------------------------------------------------------------------------

Income tax expense (benefit)                                          --             12,873              (758)        12,115

                                                    ------------------------------------------------------------------------
Net income                                                            --             19,117              (423)        18,694
                                                    ------------------------------------------------------------------------

Dividends on preferred stock                                          --                 --                --             --

                                                    ------------------------------------------------------------------------
Net income available to common shareholders         $                 --   $         19,117    $         (423)   $    18,694
                                                    ========================================================================

                                                                                     December 31, 2003
                                                    ------------------------------------------------------------------------

Segment assets                                      $          1,865,414   $      1,375,276    $      164,000    $ 3,404,690
                                                    ========================================================================

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

The following table presents the average balances for the Mortgage-Backed Securities Holdings segment's mortgage-backed securities and reverse repurchase agreements, corresponding annualized effective rate of interest and the related interest income or expense:


                                           Three Months Ended September 30,
                                      -----------------------------------------
(Dollars in thousands)                                    2004
                                      -----------------------------------------
                                          Average                     Average
                                          Balance       Interest     Yield/Cost
                                      ---------------   --------   ------------

Mortgage-backed securities, net (1)   $     7,179,816   $ 66,856           3.72%
                                      ---------------   --------   ------------



Reverse repurchase agreements (2)           6,776,787     42,124           2.46%
                                      ---------------   --------   ------------


Net interest income                                     $ 24,732
                                                        ========
Interest rate spread                                                       1.26%
                                                                   ============
Net interest margin                                                        1.40%
                                                                   ============

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

Results of Operations - Comparison of the Nine Months Ended September 30, 2004 and 2003

                                                                        Nine Months Ended September 30, 2004
                                                    -------------------------------------------------------------------------
                                                                                   (In thousands)


                                                      Mortgage-Backed
                                                    Securities Holdings    Loan Origination    Loan Servicing
                                                          Segment              Segment            Segment           Total
                                                    -------------------------------------------------------------------------
Net interest income:
Interest income                                     $           123,194    $         75,153    $           --    $   198,347
Interest expense                                                (82,026)            (47,736)           (2,834)      (132,596)
                                                    ------------------------------------------------------------------------
   Total net interest income                                     41,168              27,417            (2,834)        65,751
                                                    ------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                      --              98,095                --         98,095
(Loss) gain on sales of mortgage-backed
  securities and derivatives                                    (22,874)             60,184                --         37,310
Unrealized gain on mortgage-backed
  securities and derivatives                                     29,131              52,910                --         82,041

Loan servicing fees                                                  --                  --            28,870         28,870
Amortization of mortgage servicing rights                            --                  --           (22,865)       (22,865)
Impairment provision of mortgage servicing rights                    --                  --           (10,139)       (10,139)
                                                    ------------------------------------------------------------------------
   Net loan servicing fees (loss)                                    --                  --            (4,134)        (4,134)

Other non-interest income                                            --               5,553                --          5,553
                                                    ------------------------------------------------------------------------
   Total non-interest income                                      6,257             216,742            (4,134)       218,865
                                                    ------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                          159             125,053             3,593        128,805
   Occupancy and equipment                                            5              25,691               390         26,086
   Data processing and communications                                11              10,068               217         10,296
   Office supplies and expenses                                      --               8,525               820          9,345
   Marketing and promotion                                           --               7,013                 5          7,018
   Travel and entertainment                                           2               8,947               135          9,084
   Professional fees                                                251               6,060               470          6,781
   Other                                                          5,109               8,044             2,730         15,883
                                                    ------------------------------------------------------------------------
      Total non-interest expenses                                 5,537             199,401             8,360        213,298
                                                    ------------------------------------------------------------------------

Net income before income tax benefit                             41,888              44,758           (15,328)        71,318
                                                    ------------------------------------------------------------------------

Income tax benefit                                                   --             (20,267)           (6,063)       (26,330)

                                                    ------------------------------------------------------------------------
Net income                                                       41,888              65,025            (9,265)        97,648
                                                    ------------------------------------------------------------------------

Dividends on preferred stock                                      1,648                  --                --          1,648

                                                    ------------------------------------------------------------------------
Net income available to common shareholders         $            40,240    $         65,025    $       (9,265)   $    96,000
                                                    ========================================================================

                                                                                September 30, 2004
                                                    ------------------------------------------------------------------------

Segment assets                                      $         7,489,460    $      1,378,704    $      208,831    $ 9,076,995
                                                    ========================================================================

                                                                       Nine Months Ended September 30, 2003
                                                    ------------------------------------------------------------------------
                                                                                   (in thousands)


                                                      Mortgage-Backed
                                                    Securities Holdings    Loan Origination    Loan Servicing
                                                          Segment              Segment            Segment           Total
                                                    ------------------------------------------------------------------------
Net interest income:
Interest income                                     $                 --   $         76,117    $           --    $    76,117
Interest expense                                                      --            (37,036)           (1,754)       (38,790)
                                                    ------------------------------------------------------------------------
   Total net interest income                                          --             39,081            (1,754)        37,327
                                                    ------------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                       --            323,070                --        323,070

Loan servicing fees                                                   --                 --            29,255         29,255
Amortization of mortgage servicing rights                             --                 --           (44,958)       (44,958)
Impairment provision of mortgage servicing rights                     --                 --            (4,360)        (4,360)
                                                    ------------------------------------------------------------------------
Net loan servicing fees (loss)                                        --                 --           (20,063)       (20,063)

Other non-interest income                                             --              5,592                --          5,592
                                                    ------------------------------------------------------------------------
   Total non-interest income                                          --            328,662           (20,063)       308,599
                                                    ------------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                            --            159,027             2,524        161,551
   Occupancy and equipment                                            --             19,338               304         19,642
   Data processing and communications                                 --              9,436                73          9,509
   Office supplies and expenses                                       --              9,526               901         10,427
   Marketing and promotion                                            --              8,822                14          8,836
   Travel and entertainment                                           --              7,977                23          8,000
   Professional fees                                                  --              5,318               514          5,832
   Other                                                              --             14,796             2,445         17,241
                                                    ------------------------------------------------------------------------
      Total non-interest expenses                                     --            234,240             6,798        241,038
                                                    ------------------------------------------------------------------------

Net income before income tax expense (benefit)                        --            133,503           (28,615)       104,888
                                                    ------------------------------------------------------------------------

Income tax expense (benefit)                                          --             54,736           (11,732)        43,004

                                                    ------------------------------------------------------------------------
Net income                                                            --             78,767           (16,883)        61,884
                                                    ------------------------------------------------------------------------

Dividends on preferred stock                                          --                 --                --             --

                                                    ------------------------------------------------------------------------
Net income available to common shareholders         $                 --   $         78,767    $      (16,883)   $    61,884
                                                    ========================================================================

                                                                                 December 31, 2003
                                                    ------------------------------------------------------------------------

Segment assets                                      $          1,865,414   $      1,375,276    $      164,000    $ 3,404,690
                                                    ========================================================================

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


Mortgage-Backed Securities Holdings Segment

The following table presents the average balances for the Mortgage-Backed Securities Holdings segment's mortgage-backed securities and reverse repurchase agreements, corresponding annualized effective rate of interest and the related interest income or expense:

                                               Nine Months Ended September 30,
                                      ------------------------------------------------
(Dollars in thousands)                                      2004
                                      ------------------------------------------------

                                          Average                           Average
                                          Balance         Interest        Yield/Cost
                                      --------------   --------------   --------------
Mortgage-backed securities, net (1)   $    4,659,398   $      123,194            3.53%
                                      --------------   --------------   -------------



Reverse repurchase agreements (2)          4,366,228           82,026            2.50%
                                      --------------   --------------   -------------


Net interest income                                    $       41,168
                                                       ==============
Interest rate spread                                                             1.03%
                                                                        =============
Net interest margin                                                              1.19%
                                                                        =============

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

Commitments

The Company had the following commitments (excluding derivative financial instruments) at September 30, 2004:

                                             Less Than                                 After
                                  Total        1 Year     1 - 3 Years   4 - 5 Years   5 Years
                                -------------------------------------------------------------
                                                        (In thousands)
Warehouse facilities            $  547,584   $  547,584   $        --   $        --   $    --
Operating leases                    62,931       19,523        29,024        13,167     1,217
Notes payable                      128,448      102,505           718           804    24,421
Commercial paper                   462,712      462,712            --            --        --
Reverse repurchase agreements    6,899,024    6,899,024            --            --        --

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

The following table summarizes the Company's interest rate sensitive instruments:


                                                   September 30, 2004
                                              ---------------------------
                                                Carrying      Estimated
                                                 Value        Fair Value
                                              ------------   ------------
Assets:
Mortgage-backed securities                    $  7,331,888   $  7,331,888
Derivative assets (1)                               11,630         37,159
Mortgage loans held for sale, net                1,131,661      1,148,827
Mortgage servicing rights, net                     160,435        163,047

Liabilities:
Reverse repurchase agreements                 $  6,899,024   $  6,892,190
Derivative liabilities                              18,237         18,237

                                                   December 31, 2003
                                              ---------------------------
                                                Carrying      Estimated
                                                 Value        Fair Value
                                              ------------   ------------
Assets:
Mortgage-backed securities                    $  1,763,628   $  1,763,628
Derivative assets                                   30,611         30,611
Mortgage loans held for sale, net                1,216,353      1,218,667
Mortgage servicing rights, net                     117,784        117,784

Liabilities:
Reverse repurchase agreements                 $  1,344,327   $  1,344,327
Derivative liabilities                              12,694         12,694


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

Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company identified a material weakness, in internal control over financial reporting, that existed as of September 30, 2004. Specifically, the Company's control intended to ensure the proper classification of cash flows related to the origination and securitization of certain mortgage loans held for sale and the subsequent holding of securities retained from securitizations did not operate effectively as of September 30, 2004. The Company incorrectly concluded that such cash flows should be classified as cash flows from investing activities due to its intent to hold the resulting securities in its portfolio. As a result, the Company improperly classified cash flows related to certain origination, securitization and mortgage-backed securities holding activities as cash flows from investing activities rather than cash flows from operating activities. As a result of this material weakness, the Company is filing this report on Form 10-Q/A to restate its quarterly cash flow statement for the quarter and nine months ended September 30, 2004.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There were no changes that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
                                         (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.                                Description
-----------       --------------------------------------------------------------

Exhibit 10.1 --   Credit Agreement, dated August 30, 2004 (the "Credit
                  Agreement"), by and among American Home Mortgage Servicing,
                  Inc., American Home Mortgage Corp., American Home Mortgage
                  Acceptance, Inc., collectively as Borrowers, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Calyon Bank New
                  York Branch and Deutsche Bank Securities, as Co-Syndication
                  Agents, ABN AMRO Bank N.V., Citibank, N.A. and U.S. Bank
                  National Association, as Co-Documentation Agents, and Banc of
                  America Securities LLC, as Sole Lead Arranger and Sole Book
                  Manager (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on
                  September 3, 2004).

Exhibit 10.2 --   Security and Collateral Agency Agreement, dated August 30,
                  2004, by and among American Home Mortgage Servicing, Inc.,
                  American Home Mortgage Corp., American Home Mortgage
                  Acceptance, Inc., collectively as Borrowers, Bank of America,
                  N.A., as Administrative Agent for the Lenders from time to time party to the Credit Agreement, and Deutsche Bank National
                  Trust Company, as Custodian and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 3, 2004).

Exhibit 10.3 --   Guaranty, dated August 30, 2004, by American Home Mortgage
                  Investment Corp. and American Home Mortgage Holdings, Inc., jointly and severally, in favor of the Lenders and Bank of America, N.A., as Administrative Agent for the Lenders, for the Borrowers' obligations under the Credit Agreement
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Current Report on Form 8-K filed with the SEC on September 3,
                  2004).

Exhibit 10.4 --   Amendment No. 6, dated as of September 27, 2004, to the
                  Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage
                  Corp., American Home Mortgage Investment Corp., American Home
                  Mortgage Holdings, Inc., American Home Mortgage Acceptance,
                  Inc., and American Home Mortgage Servicing, Inc., collectively as Borrowers, the Lenders from time to time parties thereto
                  (the "MS Lenders"), and Morgan Stanley Bank, as agent for the
                  MS Lenders.

Exhibit 10.5 --   Amendment No. 1, dated as of September 27, 2004, to the
                  Amended and Restated Custodial Agreement, dated as of November
                  26, 2003, by and among American Home Mortgage Corp., American
                  Home Mortgage Investment Corp., American Home Mortgage
                  Holdings, Inc., American Home Mortgage Acceptance, Inc., and
                  American Home Mortgage Servicing, Inc., collectively as
                  Borrowers, Deutsche Bank National Trust Company, as Custodian, and Morgan Stanley Bank, as Agent for the MS Lenders.

Exhibit 10.6 --   First Amendment, dated as of September 1, 2004, to the
                  Mortgage Loan Purchase and Sale Agreement (Whole Loan Purchase and Sale Agreement), dated January 1, 2004, by and among Greenwich Capital Financial Products, Inc., as Purchaser, and
                  American Home Mortgage Corp. and American Home Mortgage
                  Servicing, Inc., together as Sellers.

Exhibit 10.7 --   Second Amended and Restated Revolving Credit Agreement, dated as of September 24, 2004, by and among American Home Mortgage
                  Corp. and American Home Mortgage Servicing, Inc., together as
                  Borrowers, and U.S. Bank National Association, as Lender.

Exhibit 10.8 --   Second Amended and Restated Pledge and Security Agreement,
                  dated as of September 24, 2004, by and among American Home
                  Mortgage Corp. and American Home Mortgage Servicing, Inc., together as Borrowers, and U.S. Bank National Association, as
                  Lender.

Exhibit 31.1 --   Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 --   Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 --   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 --   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.