Form 10-Q
period 2005-03-31
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2005-05-06
CIK 1256536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

   As of April 29, 2005, there were 40,353,512 shares of the registrant's common stock, par value $0.01 per share, outstanding.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                          PART I-FINANCIAL INFORMATION

                                                                                                                   Page

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004........................................1

         Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004..........................2

         Consolidated Statements of Stockholders' Equity  for the Three Months Ended March 31, 2005 and 2004...........3

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004......................4

         Notes to Consolidated Financial Statements ...................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................................................44

Item 4.  Controls and Procedures......................................................................................46

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................................47

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................................................47

Item 3.  Defaults Upon Senior Securities..............................................................................47

Item 4.  Submission of Matters to a Vote of Security Holders..........................................................47

Item 5.  Other Information............................................................................................47

Item 6.  Exhibits ....................................................................................................47

SIGNATURES

INDEX TO EXHIBITS

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                                      March 31,        December 31,
                                                                                                        2005               2004
                                                                                                    --------------------------------
Assets:
  Cash and cash equivalents                                                                         $    162,762       $    192,821
  Accounts receivable and servicing advances                                                             103,295            116,978
  Mortgage-backed securities (including securities pledged of $6,956,681 as of
          March 31, 2005 and $5,968,969 as of December 31, 2004)                                       7,181,170          6,016,866
  Mortgage loans held for sale, net                                                                    1,627,891          4,853,394
  Derivative assets                                                                                       73,383             24,803
  Mortgage servicing rights, net                                                                         228,412            151,436
  Premises and equipment, net                                                                             55,986             51,576
  Goodwill                                                                                                92,745             90,877
  Other assets                                                                                            49,332             57,046
                                                                                                    ------------       ------------

      Total assets                                                                                  $  9,574,976       $ 11,555,797
                                                                                                    ============       ============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                                         $    658,686       $    735,783
  Drafts payable                                                                                          28,391             26,200
  Commercial paper                                                                                       858,382            529,790
  Reverse repurchase agreements                                                                        6,720,167          7,071,168
  Collateralized debt obligations                                                                           --            2,022,218
  Derivative liabilities                                                                                   1,945              1,860
  Accrued expenses and other liabilities                                                                 176,859            152,413
  Notes payable                                                                                          159,339            135,761
  Income taxes payable                                                                                    54,250             54,342
                                                                                                    ------------       ------------

    Total liabilities                                                                                  8,658,019         10,729,535
                                                                                                    ------------       ------------

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized:
       9.75% Series A Cumulative Redeemable, 2,150,000 shares issued and outstanding
       as of March 31, 2005 and December 31, 2004, respectively                                           50,857             50,857
       9.25% Series B Cumulative Redeemable, 3,450,000 shares issued and outstanding
       as of March 31, 2005 and December 31, 2004, respectively                                           83,183             83,183
  Common stock, par value $0.01 per share, 100,000,000 shares authorized,
      40,335,255 and 40,288,077 shares issued and outstanding as of March 31,
      2005 and December 31, 2004, respectively                                                               403                403
  Additional paid-in capital                                                                             632,828            631,530
  Retained earnings                                                                                      193,064             99,628
  Accumulated other comprehensive loss                                                                   (43,378)           (39,339)
                                                                                                    ------------       ------------

    Total stockholders' equity                                                                           916,957            826,262
                                                                                                    ------------       ------------

      Total liabilities and stockholders' equity                                                    $  9,574,976       $ 11,555,797
                                                                                                    ============       ============


See notes to consolidated financial statements.

                  AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          (In thousands, except per share amounts)

                                                                                                      Three Months Ended March 31,
                                                                                                  ----------------------------------
                                                                                                      2005                  2004
                                                                                                  ------------         ------------
Net interest income:
    Interest income                                                                               $    146,894         $     34,050
    Interest expense                                                                                   (88,091)             (21,278)
                                                                                                  ------------         ------------
         Total net interest income                                                                      58,803               12,772
                                                                                                  ------------         ------------

Non-interest income:
    Gain on sales of mortgage loans                                                                     35,253               52,581
    Gain on securitizations of mortgage loans                                                           69,919                1,856
    Gain on sales of mortgage-backed securities and derivatives                                          6,132                6,632
    Unrealized gain on mortgage-backed securities and derivatives                                       57,499               18,909

    Loan servicing fees                                                                                 11,312               10,318
    Amortization of mortgage servicing rights                                                           (8,501)              (7,346)
    Impairment recovery (provision) of mortgage servicing rights                                         3,419              (12,584)
                                                                                                  ------------         ------------
         Net loan servicing fees (loss)                                                                  6,230               (9,612)
                                                                                                  ------------         ------------

    Other non-interest income                                                                            1,466                  978
                                                                                                  ------------         ------------
         Total non-interest income                                                                     176,499               71,344
                                                                                                  ------------         ------------

Non-interest expenses:
    Salaries, commissions and benefits, net                                                             68,475               39,627
    Occupancy and equipment                                                                             12,671                8,094
    Data processing and communications                                                                   5,950                3,213
    Office supplies and expenses                                                                         4,429                3,118
    Marketing and promotion                                                                              4,130                2,212
    Travel and entertainment                                                                             3,928                2,577
    Professional fees                                                                                    3,470                2,428
    Other                                                                                                6,869                5,438
                                                                                                  ------------         ------------
         Total non-interest expenses                                                                   109,922               66,707
                                                                                                  ------------         ------------

Net income before income tax benefit                                                                   125,380               17,409

Income tax benefit                                                                                        --                 (3,814)
                                                                                                  ------------         ------------

Net income                                                                                        $    125,380         $     21,223
                                                                                                  ============         ============

Dividends on preferred stock                                                                             3,305                 --

                                                                                                  ------------         ------------
Net income available to common shareholders                                                       $    122,075         $     21,223
                                                                                                  ============         ============

    Per share data:
      Basic                                                                                       $       3.03         $       0.71
      Diluted                                                                                     $       2.99         $       0.70

      Weighted average number of shares - basic                                                         40,308               30,030
      Weighted average number of shares - diluted                                                       40,811               30,508


See notes to consolidated financial statements

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                 Additional                 Other         Total
                                                          Preferred    Common      Paid-in    Retained  Comprehensive  Stockholders'
(Dollars in thousands)                                      Stock       Stock      Capital    Earnings      Loss          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004                                $    --     $     252   $ 281,432   $ 121,029    $  (4,743)     $ 397,970
                                                          ---------   ---------   ---------   ---------    ---------      ---------
Comprehensive income:
  Net income                                                   --          --          --        21,223         --           21,223
  Net change in unrealized gain on mortgage-backed
    securities available for sale                              --          --          --          --         10,221         10,221
  Net change in unrealized loss on cash flow hedges,
   net of amortization                                         --          --          --          --        (14,153)       (14,153)
                                                                                                                          ---------
Comprehensive income                                                                                                         17,291
  Issuance of common stock - offering                          --           144     339,647        --           --          339,791
  Issuance of common stock - earnouts                          --          --           109        --           --              109
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                       --             3       1,166        --           --            1,169
  Tax benefit from stock options exercised                     --          --         1,599        --           --            1,599
  Dividends declared on common stock                           --          --          --       (16,748)        --          (16,748)
                                                          ---------   ---------   ---------   ---------    ---------      ---------
Balance at March 31, 2004                                 $    --     $     399   $ 623,953   $ 125,504    $  (8,675)     $ 741,181
                                                          =========   =========   =========   =========    =========      =========


Balance at January 1, 2005                                $ 134,040   $     403   $ 631,530   $  99,628    $ (39,339)     $ 826,262
                                                          ---------   ---------   ---------   ---------    ---------      ---------
Comprehensive income:
  Net income                                                   --          --          --       125,380         --          125,380
  Net change in unrealized loss on mortgage-backed
    securities available for sale                              --          --          --          --        (24,435)       (24,435)
  Net change in unrealized gain on cash flow hedges,
   net of amortization                                         --          --          --          --         20,396         20,396
                                                                                                                          ---------
Comprehensive income                                                                                                        121,341
  Issuance of common stock - earnouts                          --          --           846        --           --              846
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                       --          --           452        --           --              452
  Dividends declared on Series A preferred stock               --          --          --        (1,310)        --           (1,310)
  Dividends declared on Series B preferred stock               --          --          --        (1,995)        --           (1,995)
  Dividends declared on common stock                           --          --          --       (28,639)        --          (28,639)
                                                          ---------   ---------   ---------   ---------    ---------      ---------
Balance at March 31, 2005                                 $ 134,040   $     403   $ 632,828   $ 193,064    $ (43,378)     $ 916,957
                                                          =========   =========   =========   =========    =========      =========


See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                     ------------------------------

                                                                                                         2005              2004
                                                                                                     ------------      ------------
Cash flows from operating activities:
Net income                                                                                           $    125,380      $     21,223
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                                                               2,439             1,977
Amortization and impairment of mortgage servicing rights                                                    5,082            19,930
Amortization of mortgage-backed securities premiums, net                                                    4,593             2,952
Deferred cash flow hedge gain, net of amortization                                                         17,052               415
Loss (gain) on sales of mortgage-backed securities and derivatives                                          3,336            (6,705)
Unrealized loss (gain) on mortgage-backed securities                                                       51,003           (10,217)
Unrealized gain on free standing derivatives                                                              (40,312)             --
Additions to mortgage servicing rights on securitized loans                                               (79,711)           (9,863)
Additions to mortgage servicing rights on sold loans                                                       (2,347)           (5,802)
Decrease (increase) in interest rate lock commitments                                                         210            (9,990)
Decrease (increase) in deferred origination costs                                                          26,025              (884)
Decrease in SFAS No. 133 basis adjustments                                                                  4,929             5,524
Other                                                                                                       1,177            (2,504)
Decrease in operating assets:
       Accounts receivable and servicing advances                                                          13,683             3,885
       Other assets                                                                                         7,714             1,703
Increase (decrease) in operating liabilities:
       Accrued expenses and other liabilities                                                              21,432            (8,092)
       Income taxes payable                                                                                   (92)          (13,113)
       Forward delivery contracts                                                                          (9,595)           (5,809)

Origination of mortgage loans held for sale                                                            (7,255,400)       (4,413,174)
Proceeds from sales and repayments of mortgage loans                                                    3,080,795         3,292,010
Proceeds from securitizations and repayments of mortgage loans                                          7,336,612           969,436
Additions to mortgage-backed securities                                                                (2,840,259)         (897,322)
Proceeds from sales of mortgage-backed securities                                                            --              23,861
Principal repayments of mortgage-backed securities                                                        124,959            13,734
                                                                                                     ------------      ------------
       Net cash provided by (used in) operating activities                                                598,705        (1,026,825)
                                                                                                     ------------      ------------

Cash flows from investing activities:
Purchases of premises and equipment                                                                        (6,849)           (1,473)
Purchases of mortgage-backed securities                                                                      --          (2,094,101)
Proceeds from sales of mortgage-backed securities                                                       1,133,989           697,268
Principal repayments of mortgage-backed securities                                                        368,671            49,985
Other                                                                                                        --                (353)
                                                                                                     ------------      ------------
       Net cash provided by (used in) investing activities                                              1,495,811        (1,348,674)
                                                                                                     ------------      ------------

Cash flows from financing activities:
(Decrease) increase in warehouse lines of credit, net                                                     (77,097)          130,085
(Decrease) increase in reverse repurchase agreements, net                                                (351,001)        2,050,614
Decrease in collateralized debt obligations                                                            (2,022,218)             --
Decrease in payable for securities purchased                                                                 --            (125,054)
Increase in commercial paper, net                                                                         328,592              --
Increase in drafts payable, net                                                                             2,191            38,685
Proceeds from issuance of common stock                                                                        311           341,882
Dividends paid                                                                                            (28,931)          (23,072)
Increase in notes payable, net                                                                             23,578             6,768
                                                                                                     ------------      ------------
       Net cash (used in) provided by financing activities                                             (2,124,575)        2,419,908
                                                                                                     ------------      ------------

Net (decrease) increase in cash and cash equivalents                                                      (30,059)           44,409
Cash and cash equivalents, beginning of period                                                            192,821            53,148
                                                                                                     ------------      ------------

Cash and cash equivalents, end of period                                                             $    162,762      $     97,557
                                                                                                     ============      ============
Supplemental disclosure of cash flow information:
Interest paid                                                                                        $     79,937      $     13,254
Income taxes paid                                                                                             115             6,361


See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

AHM Investment is a mortgage REIT focused on earning net interest income from purchased and self-originated mortgage-backed securities, and through its taxable subsidiaries, on earning income from originating and selling mortgage loans and servicing mortgage loans for institutional investors. Mortgages are originated through a network of loan origination offices as well as through mortgage brokers and are serviced at the Company's Irving, Texas servicing center.

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

The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes all adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2004.

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

Collateralized Debt Obligations - The Company has issued adjustable-rate collateralized debt obligations to finance certain portions of its mortgage loans held for sale. The collateralized debt obligations are collateralized by adjustable-rate mortgage ("ARM") loans held for sale that have been placed in a trust and bear interest rates that have historically moved in close relationship to the LIBOR. Collateralized debt obligations are accounted for as borrowings and recorded as a liability on the consolidated balance sheet.

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

Interest Rate Swap Agreements. The Company enters into interest rate swap agreements which require it to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The fair value of interest rate swap agreements is based on the net present value of estimated future interest payments over the remaining life of the interest rate swap agreement. All changes in the unrealized gains and losses on swap agreements designated as cash flow hedges have been recorded in accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. For interest rate swap agreements accounted for as cash flow hedges, the net amount accrued for the variable interest receivable and fixed interest payable affects the amount recorded as interest expense. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in accumulated other comprehensive income (loss) would be reclassified to income. Certain swap agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's swap agreements and hedged borrowings are nearly identical, due to the explicit requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company does not account for these hedges under a method defined in SFAS No. 133 as the "shortcut" method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. The Company classifies and accounts for interest rate swap agreements that are not designated as cash flow hedges as free-standing derivatives. Accordingly, these swap agreements are recorded at fair value with changes in fair value recorded to current earnings as a component of unrealized gain on mortgage-backed securities and derivatives as they are used to offset the price change exposure of mortgage-backed securities classified as trading. For interest rate swap agreements accounted for as free-standing derivatives, the net amount accrued for the variable interest receivable and fixed interest payable is recorded in current earnings as unrealized gain on mortgage-backed securities and derivatives.

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

Loan Origination Fees and Direct Origination Costs - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold. When loans are securitized and held as securities available for sale, net deferred origination costs are amortized over the life of the security using the level-yield method and such amounts are included in interest income. When loans are securitized and held as trading securities, net deferred origination costs are an adjustment to the cost of the security and such amounts affect the amount recorded as unrealized gain on mortgage-backed securities and derivatives. Gain on sales of mortgage loans and salaries, commissions and benefits have been reduced by $33.8 million and $20.7 million due to direct loan origination costs, including commission costs, incurred for the three months ended March 31, 2005 and 2004, respectively.

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

The following table presents pro forma net income available to common shareholders, basic earnings per share and diluted earnings per share had compensation cost been determined based on the fair value at the grant dates for awards under the Plan:

                                                                                                       Three Months Ended March 31,
                                                                                                     ------------------------------
(In thousands, except per share data)                                                                    2005              2004
                                                                                                     ------------      ------------
Net income available to common
   shareholders - as reported                                                                        $    122,075      $     21,223

Less: Total stock-based employee compensation expense determined
 under fair value based method for all awards, net of related tax effects                                    (343)             (187)
                                                                                                     ------------      ------------

Net income available to common
   shareholders - pro forma                                                                          $    121,732      $     21,036
                                                                                                     ============      ============

Earnings per share:
    Basic - as reported                                                                              $       3.03      $       0.71
    Basic - pro forma                                                                                $       3.02      $       0.70

    Diluted - as reported                                                                            $       2.99      $       0.70
    Diluted - pro forma                                                                              $       2.98      $       0.69


In December 2004, the FASB issued SFAS 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), SFAS 123R requires compensation cost related to share-based payments to employees to be recognized in the financial statements based on their fair value. In April 2005, the Securities and Exchange Commission issued a rule which delays the required effective date to the beginning of an entity's fiscal year which begins after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006, using the modified prospective method of transition. This method requires the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. The Company will adopt this statement when effective and is currently evaluating the impact. The impact, had the Company adopted the fair-value based method under existing guidance, is shown in the table above.

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

Recently Issued Accounting Standards - Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," was ratified by the FASB in March 2004. This EITF addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the effective date of the portion of this EITF that relates to measuring and recognizing other-than-temporary impairment until implementation guidance is finalized. This delay does not suspend the requirement to recognize other-than-temporary impairment required by existing accounting literature.

NOTE 2 - MORTGAGE-BACKED SECURITIES



The following table presents the Company's mortgage-backed securities available for sale as of March 31, 2005 and December 31, 2004:


                                                                                       March 31, 2005
                                                       -----------------------------------------------------------------------------
                                                                          Gross Unrealized      Gross Unrealized
                                                       Adjusted Cost            Gains                Losses              Fair Value
                                                       -------------      -----------------     ----------------        ------------
(In thousands)
Agency securities                                       $    232,320         $          6         $     (7,003)         $    225,323

Privately issued:
   Rated                                                   2,448,365                  514              (27,371)            2,421,508
   Unrated                                                    12,181                 --                   --                  12,181
                                                        ------------         ------------         ------------          ------------
Securities available for sale                           $  2,692,866         $        520         $    (34,374)         $  2,659,012
                                                        ============         ============         ============          ============


                                                                                    December 31, 2004
                                                       -----------------------------------------------------------------------------
                                                                          Gross Unrealized      Gross Unrealized
                                                       Adjusted Cost            Gains                Losses              Fair Value
                                                       -------------      -----------------     ----------------        ------------
(In thousands)
Agency securities                                       $    620,196         $         17         $     (7,700)         $    612,513

Privately issued:
   Rated                                                   3,584,211               10,791              (12,527)            3,582,475
   Unrated                                                    15,952                 --                   --                  15,952
                                                        ------------         ------------         ------------          ------------
Securities available for sale                           $  4,220,359         $     10,808         $    (20,227)         $  4,210,940
                                                        ============         ============         ============          ============

The following table presents the Company's securities available for sale in an unrealized loss position as of March 31, 2005 and December 31, 2004:


                                                                               March 31, 2005
                                          -----------------------------------------------------------------------------------------
                                              Less Than 12 Months             12 Months or More                    Total
                                          ---------------------------    ---------------------------    ---------------------------
                                                            Gross                          Gross                          Gross
                                                          Unrealized                     Unrealized                     Unrealized
                                           Fair Value       Losses        Fair Value       Losses        Fair Value       Losses
                                          ---------------------------    ---------------------------    ---------------------------
(In thousands)
Agency securities                         $      3,275   $        (30)   $    220,886   $     (6,973)   $    224,161   $     (7,003)

Privately issued:
  Rated                                      1,733,282        (13,897)        594,551        (13,474)      2,327,833        (27,371)
                                          ---------------------------    ---------------------------    ---------------------------
Securities available for sale             $  1,736,557   $    (13,927)   $    815,437   $    (20,447)   $  2,551,994   $    (34,374)
                                          ===========================    ===========================    ===========================




                                                                              December 31, 2004
                                          -----------------------------------------------------------------------------------------
                                              Less Than 12 Months             12 Months or More                    Total
                                          ---------------------------    ---------------------------    ---------------------------
                                                            Gross                          Gross                          Gross
                                                          Unrealized                     Unrealized                     Unrealized
                                           Fair Value       Losses        Fair Value       Losses        Fair Value       Losses
                                          ---------------------------    ---------------------------    ---------------------------
(In thousands)
Agency securities                          $    608,730   $     (7,700)   $       --     $       --     $    608,730   $     (7,700)

Privately issued:
  Rated                                       1,861,777        (12,527)           --             --        1,861,777        (12,527)
                                          ---------------------------    ---------------------------    ---------------------------
Securities available for sale              $  2,470,507   $    (20,227)   $       --     $       --     $  2,470,507   $    (20,227)
                                          ===========================    ===========================    ===========================


The following table presents the Company's mortgage-backed trading securities as of March 31, 2005 and December 31, 2004:


                                  March 31, 2005   December 31, 2004
                                 -----------------------------------
                                     Fair Value       Fair Value
                                  ---------------   ---------------
             (In thousands)

             Privately issued:
                Rated             $     4,349,079   $     1,751,335
                Unrated                   173,079            54,591
                                  ---------------   ---------------
             Trading securities   $     4,522,158   $     1,805,926
                                  ===============   ===============


During the three months ended March 31, 2005, the Company recorded $23.2 million in unrealized gains on trading securities that related to trading securities held at March 31, 2005.

During the three months ended March 31, 2005, the Company sold $1.1 billion of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $3.3 million in losses. The $1.1 billion of mortgage-backed securities sold were market-purchased. During the three months ended March 31, 2005, the Company securitized and held in its portfolio $2.8 billion of mortgage-backed securities.

The Company's mortgage-backed securities held at March 31, 2005 are primarily either agency obligations or are rated AAA or AA by Standard & Poor's.

The Company has credit exposure on $10.7 billion of loans it has securitized privately as of March 31, 2005. The following table summarizes the loan delinquency information as of March 31, 2005 and December 31, 2004:

                                                                  March 31, 2005
                                             -----------------------------------------------------------
(Dollars in thousands)
                                                 Loan          Loan        Percentage of   Percentage of
          Delinquency Status                     Count        Balance     Total Portfolio   Total Assets
          ------------------------------     ------------   ------------  ---------------  -------------
          60 to 89 days                                22   $      5,622            0.05%           0.06%
          90 and greater days                          23          2,769            0.03%           0.03%
          Foreclosure                                 132         33,329            0.31%           0.35%
                                             ------------   ------------    ------------    ------------
                                                      177   $     41,720            0.39%           0.44%
                                             ============   ============    ============    ============


                                                                   December 31, 2004
                                             -----------------------------------------------------------
(Dollars in thousands)

                                                 Loan          Loan        Percentage of   Percentage of
          Delinquency Status                     Count        Balance     Total Portfolio   Total Assets
          ------------------------------     ------------   ------------  ---------------  -------------
          60 to 89 days                                 6   $      2,018            0.05%           0.02%
          90 and greater days                           2            418            0.01%            ---%
          Foreclosure                                  48         13,666            0.35%           0.12%
                                             ------------   ------------    ------------    ------------
                                                       56   $     16,102            0.41%           0.14%
                                             ============   ============    ============    ============


As of March 31, 2005, the fair value of residual assets from securitizations reported in mortgage-backed securities was $249.8 million. The significant assumptions used in estimating the fair value of residual cash flows as of March 31, 2005 were as follows:


                                                          March 31, 2005
                                                     -------------------------
Weighted-average prepayment speed (CPR)                                28.83%
Weighted-average discount rate                                         17.14%
Weighted-average default rate                                           0.54%


NOTE 3 - MORTGAGE LOANS HELD FOR SALE, NET

The following table presents the Company's mortgage loans held for sale, net, as of March 31, 2005 and December 31, 2004:


                                         March 31,            December 31,
(In thousands)                             2005                   2004
                                        ------------          ------------

Mortgage loans held for sale            $  1,621,200          $  4,815,749
SFAS No. 133 basis adjustments                (4,889)                   40
Deferred origination costs, net               11,580                37,605
                                        ------------          ------------
Mortgage loans held for sale, net       $  1,627,891          $  4,853,394
                                        ============          ============



During the three months ended March 31, 2005, the Company securitized mortgage loans totaling $7.3 billion, of which $4.5 billion were sold, and realized $69.9 million in gains.

NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES


The following table presents the Company's derivative assets and liabilities as of March 31, 2005 and December 31, 2004:

                                                           March 31,         December 31,
(In thousands)                                                2005               2004
                                                          ------------       ------------
Derivative Assets
Interest rate lock commitments                            $     13,760       $     12,025
Forward delivery contracts - Loan commitments                    4,390               --
Forward delivery contracts - Loans held for sale                 3,345               --
Interest rate swaps                                             12,474              9,192
Interest rate caps - free standing derivatives                     557              1,459
Interest rate swaps - free standing derivatives                 38,857              2,127
                                                          ------------       ------------
Derivative assets                                         $     73,383       $     24,803
                                                          ============       ============

Derivative Liabilities
Forward delivery contracts - Loan commitments             $       --         $        896
Forward delivery contracts - Loans held for sale                  --                  964
Interest rate swaps                                              1,945               --
                                                          ------------       ------------
Derivative liabilities                                    $      1,945       $      1,860
                                                          ============       ============


As of March 31, 2005, the notional amount of forward delivery contracts and interest rate swap agreements amounted to approximately $1.4 billion and $5.8 billion, respectively.

As of December 31, 2004, the notional amount of forward delivery contracts and interest rate swap agreements amounted to approximately $954 million and $3.4 billion, respectively.

During the three months ended March 31, 2005, the Company realized $9.5 million in gains on sales of interest rate swap agreements associated with its securitizations of mortgage loans. These gains are recorded in gain on sales of mortgage-backed securities and derivatives in the consolidated statements of income.

The forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the consolidated balance sheets was insignificant as of March 31, 2005 and December 31, 2004.

As of March 31, 2005, the unrealized loss on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was a loss of $9.5 million. The Company estimates that $3.8 million of this unrealized loss will be reclassified from accumulated other comprehensive loss to interest expense for the twelve months ended March 31, 2006.

NOTE 5 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the three months ended March 31, 2005 and 2004:

                                          Three Months Ended March 31,
                                       ----------------------------------
     (In thousands)                          2005               2004
                                       ---------------    ---------------
     Mortgage Servicing Rights:
     Balance at beginning of period    $       163,374    $       121,652
     Additions                                  82,058             15,665
     Amortization                               (8,501)            (7,346)
                                       ---------------    ---------------

     Balance at end of period          $       236,931    $       129,971
                                       ---------------    ---------------

     Impairment Allowance:
     Balance at beginning of period    $       (11,938)   $        (3,868)
     Impairment (provision) recovery             3,419            (12,584)
                                       ---------------    ---------------

     Balance at end of period          $        (8,519)   $       (16,452)
                                       ---------------    ---------------

     Mortgage servicing rights, net    $       228,412    $       113,519
                                       ===============    ===============


                Aggregate Amortization Expense
                ------------------------------
                   Three months ended March 31, 2005          $   8,501

                Estimated Amortization Expense
                ------------------------------
                   Twelve months ended March 31, 2006         $  46,388
                   Twelve months ended March 31, 2007            36,779
                   Twelve months ended March 31, 2008            27,370
                   Twelve months ended March 31, 2009            21,103
                   Twelve months ended March 31, 2010            17,027
                    Thereafter                                   88,264


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

The significant assumptions used in estimating the fair value of MSRs at March 31, 2005 and December 31, 2004 were as follows:

                                            March 31, 2005     December 31, 2004
                                            --------------     -----------------
 Weighted-average prepayment speed (PSA)               289                  316
 Weighted-average discount rate                      11.27%               10.37%
 Weighted-average default rate                        2.44%                2.76%

The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at March 31, 2005 and December 31, 2004:


                                                                               March 31, 2005     December 31, 2004
                                                                               ---------------    -----------------
                                                                                  (Dollars in thousands)
                         Loan servicing portfolio - loans sold or securitized   $ 18,237,603      $ 11,955,608
                         Average loan size                                      $        171      $        156
                         Weighted-average servicing fee                                0.344%            0.348%
                         Weighted-average note rate                                     5.21%             5.48%
                         Weighted-average remaining term (in months)                     331               318
                         Weighted-average age (in months)                                 14                20


NOTE 6 - GOODWILL



The following table presents the activity in the Company's goodwill for the three months ended March 31, 2005 and 2004:

                                                      Mortgage-
                                                       Backed
                                         Loan        Securities
                                      Origination     Holdings
(In thousands)                          Segment        Segment         Total
                                      ------------   ------------   ------------
Balance at January 1, 2004            $     58,605   $     24,840   $     83,445

Earnouts from previous acquisitions            307           --              307

                                      ------------   ------------   ------------
Balance at March 31, 2004             $     58,912   $     24,840   $     83,752
                                      ============   ============   ============

Balance at January 1, 2005            $     66,037   $     24,840   $     90,877

Earnouts from previous acquisitions          1,868           --            1,868

                                      ------------   ------------   ------------
Balance at March 31, 2005             $     67,905   $     24,840   $     92,745
                                      ============   ============   ============


As of December 31, 2004, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.


NOTE 7 - WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit
-------------------------

To originate a mortgage loan, the Company draws against a $2.0 billion Secured Liquidity Note Program, a $1.2 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a $600 million bank syndicated facility led by Bank of America (which includes a $150.0 million term loan facility which the Company uses to finance its MSRs), a $450 million facility with IXIS Real Estate Capital Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), a facility of $350 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $250 million with Lehman Brothers, a facility of $500 million with Bear Stearns and a facility of $250 million with Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc. ("Greenwich"). The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At March 31, 2005, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of March 31, 2005, borrowings under the working capital line of credit were $22.1 million.

The following table presents the amounts outstanding on the Company's warehouse lines of credit as of March 31, 2005 and December 31, 2004:


                                                         March 31, 2005                December 31, 2004
                                                  ----------------------------   ----------------------------
                                                                       Weighted                       Weighted
                                                   Outstanding         Average    Outstanding         Average
(Dollars in thousands)                               Balance             Rate       Balance             Rate
                                                  ----------------------------   ----------------------------

                      Calyon                      $    250,322           3.46%   $    249,540           3.05%
                      IXIS                             211,391           3.66         207,841           2.81
                      Bank of America                  182,148           4.11         244,462           3.53
                      Greenwich                         14,825           3.34          33,400           2.89
                      Morgan Stanley                      --             --               540           3.06
                                                  ------------                   ------------

                      Warehouse lines of credit   $    658,686           3.70%   $    735,783           3.13%
                                                  ============                   ============


Reverse Repurchase Agreements
-----------------------------

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and on March 31, 2005 had borrowed funds from seven of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of March 31, 2005, the Company had $6.7 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 2.55 % and a weighted-average remaining maturity of two months. As of December 31, 2004, the Company had $7.1 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 2.13% and a weighted-average remaining maturity of three months.

As of March 31, 2005 and December 31, 2004, the Company's reverse repurchase agreements had the following remaining maturities:


                                          March 31,        December 31,
                                            2005              2004
                                       ---------------   ---------------
                                               (In thousands)

       Within 30 days                  $     4,254,124   $     3,617,325
       31 to 89 days                           946,034         2,050,529
       90 to 365 days                        1,520,009         1,403,314
                                       ---------------   ---------------
       Reverse repurchase agreements   $     6,720,167   $     7,071,168
                                       ===============   ===============


The Company's average reverse repurchase agreements outstanding were $6.9 billion and $1.8 billion for the three months ended March 31, 2005 and 2004, respectively.

Commercial Paper
----------------

In May 2004, the Company formed a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of the Company's mortgage loans held for sale. The special purpose entity allows for issuance of short-term notes with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating the LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $2.0 billion at March 31, 2005.

As of March 31, 2005, the Company had $858.4 million of SLNs outstanding, with an average interest cost of 2.89%. The SLNs were collateralized by loans held for sale and cash with a balance of $897.5 million as of March 31, 2005. As of December 31, 2004, the Company had $529.8 million of SLNs outstanding, with an average interest cost of 2.51%. The SLNs were collateralized by loans held for sale and cash with a balance of $550.0 million as of December 31, 2004.


The Company's commercial paper had the following remaining maturities as of March 31, 2005 and December 31, 2004 :


                                    March 31,        December 31,
                                      2005              2004
                                 ---------------   ---------------
                                          (In thousands)

              Within 30 days     $       858,382   $       529,790
              31 to 89 days                 --                --
                                 ---------------   ---------------
              Commercial paper   $       858,382   $       529,790
                                 ===============   ===============


NOTE 8 - COLLATERALIZED DEBT OBLIGATIONS

In December of 2004, the Company transferred $3.5 billion of its mortgage loans held for sale to American Home Mortgage Investment Trust 2004-4 (the "Trust") in a securitization transaction. This securitization transaction was accounted for as a financing of the mortgage loans held for sale. The Company financed the transaction by issuing $2.0 billion of collateralized debt obligations, which were collateralized by loans held for sale transferred to the Trust. As of March 31, 2005, the Company had no collateralized debt obligations. As of December 31, 2004, the collateralized debt obligations had a balance of $2.0 billion and an effective interest cost of 3.16%. As of December 31, 2004, the collateralized debt obligations were collateralized by mortgage loans held for sale of $2.0 billion.

NOTE 9 - COMMON STOCK AND PREFERRED STOCK

Under our charter, our Board of Directors is authorized to issue 110,000,000 shares of stock, of which up to 100,000,000 shares may be common stock and up to 10,000,000 shares may be preferred stock. As of March 31, 2005, there were 40,335,255 shares of common stock issued and outstanding, 2,150,000 shares of our 9.75% Series A Cumulative Redeemable Preferred Stock issued and outstanding and 3,450,000 shares of our 9.25% Series B Cumulative Redeemable Preferred Stock issued and outstanding.

During the three months ended March 31, 2005, the Company declared a dividend totaling $28.6 million, or $0.71 per common share, which was paid on April 27, 2005. During the three months ended March 31, 2004, the Company declared dividends totaling $16.7 million, or $0.55 per common share, of which $9.2 million was paid on March 10, 2004 and $7.5 million was paid on April 14, 2004.

During the three months ended March 31, 2005, the Company declared a dividend of $1.3 million, or $0.609375 per Series A Preferred share, which was paid on May 2, 2005.

During the three months ended March 31, 2005, the Company declared a dividend of $2.0 million, or $0.578125 per Series B Preferred share, which was paid on May 2, 2005.

NOTE 10 - INCOME TAXES

A reconciliation of the statutory income tax provision to the effective income tax benefit is as follows:

                                                                   Three Months Ended March 31,
                                             -------------------------------------------------------------------------
                                                            2005                                   2004
                                             ----------------------------------     ----------------------------------
                                                                       (Dollars in thousands)

           Tax provision at statutory rate   $        43,880               35.0%    $         6,093               35.0%
           Non-taxable REIT income                   (43,802)             (34.9)             (9,356)             (53.7)
           State and local taxes, net of
                federal income tax benefit               (78)              (0.1)               (551)              (3.2)
                                             ---------------    ---------------     ---------------    ---------------
           Income tax benefit                $          --                   -%     $        (3,814)             (21.9%)
                                             ===============    ===============     ===============    ===============


The major sources of temporary differences and their deferred tax effect at March 31, 2005 and December 31, 2004 are as follows:

                                                                             March 31,        December 31,
                                                                                2005             2004
                                                                          ---------------   ---------------
                                                                                   (In thousands)
                        Deferred tax liabilities:
                          Capitalized cost of mortgage servicing rights   $       100,422   $        82,399
                          Loan origination costs                                   11,882            11,236
                          Depreciation                                              3,083             2,341
                          Deferred state income taxes                                 182              --
                                                                          ---------------   ---------------
                        Deferred tax liabilities                                  115,569            95,976
                                                                          ---------------   ---------------

                        Deferred tax assets:
                          Tax loss carryforwards                                   45,246            36,384
                          Allowance for bad debts and foreclosure reserve           3,506             2,711
                          Mark-to-market adjustments                                3,546               811
                          Deferred state income taxes                                --                 353
                          Broker fees                                               1,046               528
                          Accrued bonuses                                           4,847              --
                          AMT credit                                                1,745              --
                          Other                                                     1,383               847
                                                                          ---------------   ---------------
                        Deferred tax assets                                        61,319            41,634
                                                                          ---------------   ---------------
                        Net deferred tax liabilities                      $        54,250   $        54,342
                                                                          ===============   ===============


AHM Holdings acquired all of the outstanding stock of American Home Mortgage Servicing, Inc. ("AHM Servicing") (formerly known as Columbia National, Incorporated). The acquisition was accounted for under the purchase method of accounting for financial statement purposes. For federal income tax purposes, the historical basis of the assets and liabilities were carried over to AHM Holdings. AHM Servicing has approximately $40 million of separate company net operating loss carryforwards which begin to expire in 2008. In addition, AHM Holdings has approximately $70 million of federal and approximately $187 million of state net operating loss carryforwards which begin to expire in 2024 and 2009, respectively.

At March 31, 2005 and December 31, 2004, no valuation allowance has been established against deferred tax assets since it is more likely than not that the deferred tax assets will be realized.

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

NOTE 11 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

                                                                                 Three Months Ended March 31,
                                                                              ---------------------------------
                    (Dollars in thousands, except per share amounts)               2005              2004
                                                                              ---------------   ---------------
                     Numerator for basic earnings per share - Net income
                       available to common shareholders                       $       122,075   $        21,223
                                                                              ===============   ===============

                     Denominator:
                       Denominator for basic earnings per share
                       Weighted average number of common shares
                         outstanding during the period                             40,307,617        30,030,248

                       Net effect of dilutive stock options                           503,082           477,570
                                                                              ---------------   ---------------

                     Denominator for diluted earnings per share                    40,810,699        30,507,818
                                                                              ===============   ===============

                     Net income per share available to common shareholders:

                       Basic                                                  $          3.03   $          0.71
                                                                              ===============   ===============

                       Diluted                                                $          2.99   $          0.70
                                                                              ===============   ===============


NOTE 12 - STOCK OPTION PLANS

In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). Pursuant to the Plan, eligible employees, officers and directors may be offered the opportunity to acquire the Company's common stock through the grant of options and the award of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 3,000,000 shares of common stock. The Plan provides for the granting of options at the fair market value on the date of grant. The options issued primarily vest 50% on the two-year anniversary of the grant date and 50% on the three-year anniversary of the grant date, and expire ten years from the grant date.

As of March 31, 2005, the Company has awarded 211,410 shares of restricted stock under the Plan. During the three months ended March 31, 2005 and 2004, the Company recognized compensation expense of $141 thousand and $188 thousand, respectively, relating to shares of restricted stock granted under the Plan. At March 31, 2005, 133,463 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

For options granted under the Plan, there was no intrinsic value of the options when granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the three months ended March 31, 2005 and 2004.

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

There were 267,419 options granted under the Plan, with a weighted-average exercise price of $32.88, in the three months ended March 31, 2005. The weighted-average fair value per share of options granted during the three months ended March 31, 2005 was $3.72.

There were 173,323 options granted under the Plan, with a weighted-average exercise price of $22.52, in the three months ended March 31, 2004. The weighted-average fair value per share of options granted during the three months ended March 31, 2004 was $5.62.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                                          Three Months Ended March 31,
                                      ----------------------------------
                                           2005                2004
                                      ---------------    ---------------
          Dividend yield                      9.1 %             7.0 %
          Expected volatility                28.4 %            49.0 %
          Risk-free interest rate             5.0 %             5.0 %
          Expected life                     3 years           3 years


NOTE 13 - ACQUISITION

Valley Bancorp, Inc.
--------------------

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

NOTE 14 - SEGMENTS AND RELATED INFORMATION

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

                                                                                      Three Months Ended March 31, 2005
                                                                       -------------------------------------------------------------
                                                                                               (In thousands)
                                                                          Mortgage-
                                                                            Backed
                                                                          Securities       Loan           Loan
                                                                           Holdings     Origination     Servicing
                                                                           Segment        Segment         Segment         Total
                                                                       -------------------------------------------------------------
Net interest income:
Interest income                                                        $     58,305    $     88,589    $       --      $    146,894
Interest expense                                                            (38,985)        (47,735)         (1,371)        (88,091)
                                                                       -------------------------------------------------------------
   Total net interest income                                                 19,320          40,854          (1,371)         58,803
                                                                       -------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                                --            35,253            --            35,253
Gain on securitizations of mortgage loans                                      --            69,919            --            69,919
Loss (gain) on sales of mortgage-backed securities and derivatives           (3,337)          9,469            --             6,132
Unrealized gain on mortgage-backed securities and derivatives                16,840          40,659            --            57,499

Loan servicing fees                                                            --              --            11,312          11,312
Amortization of mortgage servicing rights                                      --              --            (8,501)         (8,501)
Impairment recovery of mortgage servicing rights                               --              --             3,419           3,419
                                                                       -------------------------------------------------------------
   Net loan servicing fees                                                     --              --             6,230           6,230

Other non-interest income                                                      --               663             803           1,466
                                                                       -------------------------------------------------------------
   Total non-interest income                                                 13,503         155,963           7,033         176,499
                                                                       -------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                                    1,076          65,604           1,795          68,475
   Occupancy and equipment                                                        2          12,542             127          12,671
   Data processing and communications                                            22           5,814             114           5,950
   Office supplies and expenses                                                   1           4,125             303           4,429
   Marketing and promotion                                                        2           4,102              26           4,130
   Travel and entertainment                                                    --             3,843              85           3,928
   Professional fees                                                            973           2,244             253           3,470
   Other                                                                      2,562           2,435           1,872           6,869
                                                                       -------------------------------------------------------------
      Total non-interest expenses                                             4,638         100,709           4,575         109,922
                                                                       -------------------------------------------------------------

Net income before income tax expense (benefit)                               28,185          96,108           1,087         125,380
                                                                       -------------------------------------------------------------

Income tax expense (benefit)                                                   --              --              --              --

                                                                       -------------------------------------------------------------
Net income                                                             $     28,185    $     96,108    $      1,087    $    125,380
                                                                       =============================================================

Dividends on preferred stock                                                  3,305            --              --             3,305

                                                                       -------------------------------------------------------------
Net income available to common shareholders                            $     24,880    $     96,108    $      1,087    $    122,075
                                                                       =============================================================

                                                                                                March 31, 2005
                                                                       -------------------------------------------------------------

Segment assets                                                         $  7,354,423    $  1,905,139    $    315,414    $  9,574,976
                                                                       =============================================================

                                                                                      Three Months Ended March 31, 2004
                                                                       -------------------------------------------------------------
                                                                                               (In thousands)
                                                                          Mortgage-
                                                                            Backed
                                                                          Securities       Loan           Loan
                                                                           Holdings     Origination     Servicing
                                                                           Segment        Segment         Segment         Total
                                                                       -------------------------------------------------------------
Net interest income:
Interest income                                                        $     15,149    $     18,901    $       --      $     34,050
Interest expense                                                             (9,412)        (10,962)           (904)        (21,278)
                                                                       -------------------------------------------------------------
   Total net interest income                                                  5,737           7,939            (904)         12,772
                                                                       -------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                                --            52,581            --            52,581
Gain on securitizations of mortgage loans                                      --             1,856            --             1,856
Gain (loss) on sales of mortgage-backed securities and derivatives            7,510            (878)           --             6,632
Unrealized gain on mortgage-backed securities and derivatives                 4,163          14,746            --            18,909

Loan servicing fees                                                            --              --            10,318          10,318
Amortization of mortgage servicing rights                                      --              --            (7,346)         (7,346)
Impairment provision of mortgage servicing rights                              --              --           (12,584)        (12,584)
                                                                       -------------------------------------------------------------

   Net loan servicing loss                                                     --              --            (9,612)         (9,612)

Other non-interest income                                                      --               978            --               978
                                                                       -------------------------------------------------------------

   Total non-interest income                                                 11,673          69,283          (9,612)         71,344
                                                                       -------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                                       50          38,445           1,132          39,627
   Occupancy and equipment                                                     --             7,935             159           8,094
   Data processing and communications                                             2           3,181              30           3,213
   Office supplies and expenses                                                --             2,747             371           3,118
   Marketing and promotion                                                     --             2,212            --             2,212
   Travel and entertainment                                                       2           2,462             113           2,577
   Professional fees                                                             71           2,213             144           2,428
   Other                                                                      1,045           3,324           1,069           5,438
                                                                       -------------------------------------------------------------

      Total non-interest expenses                                             1,170          62,519           3,018          66,707
                                                                       -------------------------------------------------------------

Net income before income tax expense (benefit)                               16,240          14,703         (13,534)         17,409
                                                                       -------------------------------------------------------------


Income tax expense (benefit)                                                   --             1,735          (5,549)         (3,814)

                                                                       -------------------------------------------------------------

Net income                                                             $     16,240    $     12,968    $     (7,985)   $     21,223
                                                                       =============================================================
Dividends on preferred stock                                                   --              --              --              --

                                                                       -------------------------------------------------------------

Net income available to common shareholders                            $     16,240    $     12,968    $     (7,985)   $     21,223
                                                                       =============================================================

                                                                                             December 31, 2004
                                                                       -------------------------------------------------------------


Segment assets                                                         $  6,136,642    $  5,194,387    $    224,768    $ 11,555,797
                                                                       =============================================================

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

Adjusted Financial Measures


The Company securitizes a substantial portion of its mortgage loans held for sale each quarter and intends for each of these transactions to qualify as a sale under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Our December 2004 securitization ("Q4-04 Securitization") did not qualify as a sale at December 31, 2004 and was accounted for as a financing in accordance with SFAS 140 because we retained a small amount of securities which were benefited by derivative contracts embedded in the securitization trust. These securities were sold during the first quarter of 2005, qualifying the Q4-04 Securitization as a sale at March 31, 2005 in accordance with SFAS 140. The Q4-04 Securitization was originally accounted for as a sale. The subsequent discovery of the retained derivative benefit resulted in our restating our financial statements for the period ended December 31, 2004, which restated financial statements were included in our amended Annual Report on Form 10-K/A filed with the SEC on April 22, 2005. Throughout "Management's Discussion and Analysis" below, the term "as adjusted" identifies financial measures that are not prepared in accordance with generally accepted accounting principles ("GAAP"). These adjusted financial measures reflect the effect of treating the Q4-04 Securitization as a sale in the fourth quarter of 2004 rather than in the first quarter of 2005 when the transaction subsequently qualified as a sale. Since the filing of our amended Annual Report on Form 10-K/A, we have enforced our policies, procedures and controls to ensure all securitizations are accounted for in accordance with SFAS 140. The Company has been, and expects to continue to be, managed on the basis of the adjusted financial measures. The adjusted financial measures should be read in conjunction with the Company's GAAP consolidated balance sheets and consolidated statements of income. The following financial tables include GAAP, adjusted and reconciling information for the reasons and purposes described herein:

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                March 31,        December 31,       December 31,       December 31,
                                                                  2005               2004               2004              2004
                                                              ------------       ------------       ------------       ------------
                                                                                                                            (1)
                                                                                                        (1)                 As
                                                                                    GAAP             Adjustments         Adjusted
                                                              ------------       ------------       ------------       ------------
Assets:
  Cash and cash equivalents                                   $    162,762       $    192,821       $       --         $    192,821
  Accounts receivable and servicing advances                       103,295            116,978            (11,640)           105,338
  Mortgage-backed securities                                     7,181,170          6,016,866          1,584,927          7,601,793
  Mortgage loans held for sale, net                              1,627,891          4,853,394         (3,536,785)         1,316,609
  Derivative assets                                                 73,383             24,803             (1,459)            23,344
  Mortgage servicing rights, net                                   228,412            151,436             37,793            189,229
  Premises and equipment, net                                       55,986             51,576               --               51,576
  Goodwill                                                          92,745             90,877               --               90,877
  Other assets                                                      49,332             57,046            (10,490)            46,556
                                                              ------------       ------------       ------------       ------------

      Total assets                                            $  9,574,976       $ 11,555,797       $ (1,937,654)      $  9,618,143
                                                              ============       ============       ============       ============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                   $    658,686       $    735,783       $       --         $    735,783
  Drafts payable                                                    28,391             26,200               --               26,200
  Commercial paper                                                 858,382            529,790               --              529,790
  Reverse repurchase agreements                                  6,720,167          7,071,168               --            7,071,168
  Collateralized debt obligations                                     --            2,022,218         (2,022,218)              --
  Derivative liabilities                                             1,945              1,860               --                1,860
  Accrued expenses and other liabilities                           176,859            152,413             13,213            165,626
  Notes payable                                                    159,339            135,761               --              135,761
  Income taxes payable                                              54,250             54,342               --               54,342
                                                              ------------       ------------       ------------       ------------

    Total liabilities                                            8,658,019         10,729,535         (2,009,005)         8,720,530
                                                              ------------       ------------       ------------       ------------


Stockholders' Equity:
  Preferred Stock                                                  134,040            134,040               --              134,040
  Common stock                                                         403                403               --                  403
  Additional paid-in capital                                       632,828            631,530               --              631,530
  Retained earnings                                                193,064             99,628             71,351            170,979
  Accumulated other comprehensive loss                             (43,378)           (39,339)              --              (39,339)
                                                              ------------       ------------       ------------       ------------

    Total stockholders' equity                                     916,957            826,262             71,351            897,613
                                                              ------------       ------------       ------------       ------------

      Total liabilities and stockholders' equity              $  9,574,976       $ 11,555,797       $ (1,937,654)      $  9,618,143
                                                              ============       ============       ============       ============

Note:

(1) - Adjustments reflect the net effect on the period presented to reconcile the Company's operating statistics, results of operations and financial condition prepared in accordance with GAAP to the amounts adjusted as if the Company's fourth quarter 2004 securitization had qualified for SFAS 140 sale accounting treatment in the fourth quarter of 2004.
--------------------------------------------------------------------------------

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                       Three Months Ended March 31,
                                                                       ------------------------------------------------------------
                                                                            2005           2005            2005            2004
                                                                       ------------    ------------    ------------    ------------
                                                                                                           (1)
                                                                                            (1)             As
                                                                           GAAP         Adjustments     Adjusted
                                                                       ------------    ------------    ------------    ------------
Net interest income:
    Interest income                                                    $    146,894    $    (26,925)   $    119,969    $     34,050
    Interest expense                                                        (88,091)         16,766         (71,325)        (21,278)
                                                                       ------------    ------------    ------------    ------------
         Net interest income                                                 58,803         (10,159)         48,644          12,772
                                                                       ------------    ------------    ------------    ------------

Non-interest income:
    Gain on sales of mortgage loans                                          35,253            --            35,253          52,581
    Gain on securitizations of mortgage loans                                69,919         (25,258)         44,661           1,856
    Gain on sales of mortgage-backed securities and derivatives               6,132          (1,400)          4,732           6,632
    Unrealized gain on mortgage-backed securities and derivatives            57,499         (37,263)         20,236          18,909

    Loan servicing fees                                                      11,312           2,851          14,163          10,318
    Amortization                                                             (8,501)         (2,170)        (10,671)         (7,346)
    Impairment reserve recovery (provision)                                   3,419           2,048           5,467         (12,584)
                                                                       ------------    ------------    ------------    ------------
         Net loan servicing fees (loss)                                       6,230           2,729           8,959          (9,612)
                                                                       ------------    ------------    ------------    ------------

    Other non-interest income                                                 1,466            --             1,466             978
                                                                       ------------    ------------    ------------    ------------
         Non-interest income                                                176,499         (61,192)        115,307          71,344
                                                                       ------------    ------------    ------------    ------------

Non-interest expenses:
    Salaries, commissions and benefits, net                                  68,475            --            68,475          39,627
    Occupancy and equipment                                                  12,671            --            12,671           8,094
    Data processing and communications                                        5,950            --             5,950           3,213
    Office supplies and expenses                                              4,429            --             4,429           3,118
    Marketing and promotion                                                   4,130            --             4,130           2,212
    Travel and entertainment                                                  3,928            --             3,928           2,577
    Professional fees                                                         3,470            --             3,470           2,428
    Other                                                                     6,869            --             6,869           5,438
                                                                       ------------    ------------    ------------    ------------
         Non-interest expenses                                              109,922            --           109,922          66,707
                                                                       ------------    ------------    ------------    ------------

Net income before income tax benefit                                        125,380         (71,351)         54,029          17,409

Income tax benefit                                                             --              --              --            (3,814)
                                                                       ------------    ------------    ------------    ------------

Net income                                                             $    125,380     $   (71,351)   $     54,029    $     21,223
                                                                       ============    ============    ============    ============

Dividends on preferred stock                                                  3,305            --             3,305            --

                                                                       ------------    ------------    ------------    ------------
Net income available to common shareholders                            $    122,075    $    (71,351)   $     50,724    $     21,223
                                                                       ============    ============    ============    ============

    Per share data:
      Basic                                                            $       3.03    $      (1.77)   $       1.26    $       0.71
      Diluted                                                          $       2.99    $      (1.75)   $       1.24    $       0.70

      Weighted average number of shares - basic                              40,308          40,308          40,308          30,030
      Weighted average number of shares - diluted                            40,811          40,811          40,811          30,508


Note:

(1) - Adjustments reflect the net effect on the period presented to reconcile the Company's operating statistics, results of operations and financial condition prepared in accordance with GAAP to the amounts adjusted as if the Company's fourth quarter 2004 securitization had qualified for SFAS 140 sale accounting treatment in the fourth quarter of 2004.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   MORTGAGE-BACKED SECURITIES HOLDINGS SEGMENT
                                 (In thousands)

                                                                                        Three Months Ended March 31,
                                                                        -----------------------------------------------------------
                                                                            2005            2005            2005            2004
                                                                        ------------    ------------    ------------    -----------

                                                                                                             (1)
                                                                                           (1)               As
                                                                            GAAP        Adjustments       Adjusted
                                                                        ------------    ------------    ------------    -----------
Net interest income:
    Interest income                                                     $     58,305    $     19,968    $     78,273    $    15,149
    Interest expense                                                         (38,985)           --           (38,985)        (9,412)
                                                                        ------------    ------------    ------------    -----------
         Net interest income                                                  19,320          19,968          39,288          5,737
                                                                        ------------    ------------    ------------    -----------

Non-interest income:
    Gain on sales of mortgage loans                                             --              --              --             --
    Gain on securitizations of mortgage loans                                   --              --              --             --
    (Loss) gain on sales of mortgage-backed securities and derivatives        (3,337)         (1,400)         (4,737)         7,510
    Unrealized gain (loss) on mortgage-backed securities and derivatives      16,840         (19,083)         (2,243)         4,163

    Loan servicing fees                                                         --              --              --             --
    Amortization                                                                --              --              --             --
    Impairment reserve recovery (provision)                                     --              --              --             --
                                                                        ------------    ------------    ------------    -----------
         Net loan servicing fees (loss)                                         --              --              --             --
                                                                        ------------    ------------    ------------    -----------

    Other non-interest income                                                   --              --              --             --
                                                                        ------------    ------------    ------------    -----------
         Non-interest income                                                  13,503         (20,483)         (6,980)        11,673
                                                                        ------------    ------------    ------------    -----------

Non-interest expenses:
    Salaries, commissions and benefits, net                                    1,076            --             1,076             50
    Occupancy and equipment                                                        2            --                 2           --
    Data processing and communications                                            22            --                22              2
    Office supplies and expenses                                                   1            --                 1           --
    Marketing and promotion                                                        2            --                 2           --
    Travel and entertainment                                                    --              --              --                2
    Professional fees                                                            973            --               973             71
    Other                                                                      2,562            --             2,562          1,045
                                                                        ------------    ------------    ------------    -----------
         Non-interest expenses                                                 4,638            --             4,638          1,170
                                                                        ------------    ------------    ------------    -----------

Net income before income tax expense (benefit)                                28,185            (515)         27,670         16,240

Income tax expense (benefit)                                                    --              --              --             --
                                                                        ------------    ------------    ------------    -----------

Net income                                                              $     28,185    $       (515)   $     27,670    $    16,240
                                                                        ============    ============    ============    ===========


Note:

(1) - Adjustments reflect the net effect on the period presented to reconcile the Company's operating statistics, results of operations and financial condition prepared in accordance with GAAP to the amounts adjusted as if the Company's fourth quarter 2004 securitization had qualified for SFAS 140 sale accounting treatment in the fourth quarter of 2004.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            LOAN ORIGINATION SEGMENT
                                 (In thousands)

                                                                                       Three Months Ended March 31,
                                                                       ------------------------------------------------------------
                                                                           2005            2005            2005            2004
                                                                       ------------    ------------    ------------    ------------

                                                                                                            (1)
                                                                                           (1)              As
                                                                           GAAP        Adjustments       Adjusted
                                                                       ------------    ------------    ------------    ------------
Net interest income:
    Interest income                                                    $     88,589    $    (46,893)      $  41,696    $     18,901
    Interest expense                                                        (47,735)         16,766         (30,969)        (10,962)
                                                                       ------------    ------------    ------------    ------------
         Net interest income                                                 40,854         (30,127)         10,727           7,939
                                                                       ------------    ------------    ------------    ------------

Non-interest income:
    Gain on sales of mortgage loans                                          35,253            --            35,253          52,581
    Gain on securitizations of mortgage loans                                69,919         (25,258)         44,661           1,856
    Gain (loss) on sales of mortgage-backed securities and derivatives        9,469            --             9,469            (878)
    Unrealized gain on mortgage-backed securities and derivatives            40,659         (18,180)         22,479          14,746

    Loan servicing fees                                                        --              --              --              --
    Amortization                                                               --              --              --              --
    Impairment reserve recovery (provision)                                    --              --              --              --
                                                                       ------------    ------------    ------------    ------------
         Net loan servicing fees (loss)                                        --              --              --              --
                                                                       ------------    ------------    ------------    ------------

    Other non-interest income                                                   663            --               663             978
                                                                       ------------    ------------    ------------    ------------
         Non-interest income                                                155,963         (43,438)        112,525          69,283
                                                                       ------------    ------------    ------------    ------------

Non-interest expenses:
    Salaries, commissions and benefits, net                                  65,604            --            65,604          38,445
    Occupancy and equipment                                                  12,542            --            12,542           7,935
    Data processing and communications                                        5,814            --             5,814           3,181
    Office supplies and expenses                                              4,125            --             4,125           2,747
    Marketing and promotion                                                   4,102            --             4,102           2,212
    Travel and entertainment                                                  3,843            --             3,843           2,462
    Professional fees                                                         2,244            --             2,244           2,213
    Other                                                                     2,435            --             2,435           3,324
                                                                       ------------    ------------    ------------    ------------
         Non-interest expenses                                              100,709            --           100,709          62,519
                                                                       ------------    ------------    ------------    ------------

Net income before income tax expense                                         96,108         (73,565)         22,543          14,703

Income tax expense                                                             --              --              --             1,735
                                                                       ------------    ------------    ------------    ------------

Net income                                                             $     96,108    $    (73,565)   $     22,543    $     12,968
                                                                       ============    ============    ============    ============


Note:

(1) - Adjustments reflect the net effect on the period presented to reconcile the Company's operating statistics, results of operations and financial condition prepared in accordance with GAAP to the amounts adjusted as if the Company's fourth quarter 2004 securitization had qualified for SFAS 140 sale accounting treatment in the fourth quarter of 2004.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             LOAN SERVICING SEGMENT
                                 (In thousands)

                                                                                        Three Months Ended March 31,
                                                                        -----------------------------------------------------------
                                                                            2005            2005            2005           2004
                                                                        ------------    ------------    ------------    -----------

                                                                                                           (1)
                                                                                           (1)              As
                                                                            GAAP        Adjustments      Adjusted
                                                                        ------------    ------------    ------------    -----------
Net interest income:
    Interest income                                                     $       --      $       --      $       --      $      --
    Interest expense                                                          (1,371)           --            (1,371)          (904)
                                                                        ------------    ------------    ------------    -----------
         Net interest income                                                  (1,371)           --            (1,371)          (904)
                                                                        ------------    ------------    ------------    -----------

Non-interest income:
    Gain on sales of mortgage loans                                             --              --              --             --
    Gain on securitizations of mortgage loans                                   --              --              --             --
    Gain (loss) on sales of mortgage-backed securities and derivatives          --              --              --             --
    Unrealized gain (loss) on mortgage-backed securities and derivatives        --              --              --             --

    Loan servicing fees                                                       11,312           2,851          14,163         10,318
    Amortization                                                              (8,501)         (2,170)        (10,671)        (7,346)
    Impairment reserve recovery (provision)                                    3,419           2,048           5,467        (12,584)
                                                                        ------------    ------------    ------------    -----------
         Net loan servicing fees (loss)                                        6,230           2,729           8,959         (9,612)
                                                                        ------------    ------------    ------------    -----------

    Other non-interest income                                                    803            --               803           --
                                                                        ------------    ------------    ------------    -----------
         Non-interest income                                                   7,033           2,729           9,762         (9,612)
                                                                        ------------    ------------    ------------    -----------

Non-interest expenses:
    Salaries, commissions and benefits, net                                    1,795            --             1,795          1,132
    Occupancy and equipment                                                      127            --               127            159
    Data processing and communications                                           114            --               114             30
    Office supplies and expenses                                                 303            --               303            371
    Marketing and promotion                                                       26            --                26           --
    Travel and entertainment                                                      85            --                85            113
    Professional fees                                                            253            --               253            144
    Other                                                                      1,872            --             1,872          1,069
                                                                        ------------    ------------    ------------    -----------
         Non-interest expenses                                                 4,575            --             4,575          3,018
                                                                        ------------    ------------    ------------    -----------

Net income before income tax benefit                                           1,087           2,729           3,816        (13,534)

Income tax benefit                                                              --              --              --           (5,549)
                                                                        ------------    ------------    ------------    -----------

Net income                                                              $      1,087    $      2,729    $      3,816    $    (7,985)
                                                                        ============    ============    ============    ===========


Note:

(1) - Adjustments reflect the net effect on the period presented to reconcile the Company's operating statistics, results of operations and financial condition prepared in accordance with GAAP to the amounts adjusted as if the Company's fourth quarter 2004 securitization had qualified for SFAS 140 sale accounting treatment in the fourth quarter of 2004.

Financial Condition


Total assets at March 31, 2005 were $9.6 billion, a $2.0 billion decrease from $11.6 billion at December 31, 2004 and flat to the $9.6 billion of total assets as adjusted at December 31, 2004. The decrease in total assets primarily reflects a decrease in mortgage loans held for sale of $3.2 billion, partly offset by an increase in mortgage-backed securities of $1.2 billion. Total assets at December 31, 2004 includes the full $3.5 billion amount of the loans held for sale in the Q4-04 Securitization and excludes $1.5 billion of mortgage-backed securities that the Company retained in connection with the transaction. At March 31, 2005, 75.0% of our total assets were mortgage-backed securities and 17.0% were mortgage loans held for sale, compared to 52.1% and 42.0%, respectively, at December 31, 2004 and 79.0% and 13.7%, respectively, at December 31, 2004 as adjusted.


The following table summarizes our mortgage-backed securities owned at March 31, 2005, December 31, 2004 and December 31, 2004 as adjusted, classified by type of issuer and by ratings categories:

                                                                               March 31, 2005
                                          -----------------------------------------------------------------------------------------
                                              Trading Securities        Securities Available for Sale             Total
                                          ---------------------------   -----------------------------   ---------------------------
                                            Carrying      Portfolio        Carrying      Portfolio       Carrying       Portfolio
                                              Value          Mix             Value          Mix            Value           Mix
                                          ------------   ------------    ------------   ------------    ------------   ------------
                                                                            (Dollars in thousands)
Agency securities                         $       --             --%    $     225,323            8.5%   $    225,323            3.1%

Privately issued:
   AAA                                       4,161,411           92.1       2,387,208           89.8       6,548,619           91.2
   AA                                             --             --            14,234            0.5          14,234            0.2
   A                                            77,111            1.7          13,424            0.5          90,535            1.3
  BBB                                          110,557            2.4           6,642            0.2         117,199            1.6
  Unrated                                      173,079            3.8          12,181            0.5         185,260            2.6
                                          ------------   ------------    ------------   ------------    ------------   ------------
Total                                     $  4,522,158          100.0%   $  2,659,012          100.0%   $  7,181,170          100.0%
                                          ============   ============    ============   ============    ============   ============



                                                                              December 31, 2004
                                          -----------------------------------------------------------------------------------------
                                              Trading Securities        Securities Available for Sale             Total
                                          ---------------------------   -----------------------------   ---------------------------
                                            Carrying      Portfolio        Carrying      Portfolio       Carrying       Portfolio
                                              Value          Mix             Value          Mix            Value           Mix
                                          ------------   ------------    ------------   ------------    ------------   ------------
                                                                            (Dollars in thousands)

Agency securities                         $       --             --%    $     612,513          14.5%   $     612,513           10.2%

Privately issued:
   AAA                                       1,634,702           90.6       3,542,772           84.1       5,177,474           86.0
   AA                                             --             --            16,043            0.4          16,043            0.3
   A                                            58,480            3.2          15,750            0.4          74,230            1.2
  BBB                                           58,153            3.2           7,910            0.2          66,063            1.1
  Unrated                                       54,591            3.0          15,952            0.4          70,543            1.2
                                          ------------   ------------    ------------   ------------    ------------   ------------
Total                                     $  1,805,926          100.0%   $  4,210,940          100.0%   $  6,016,866          100.0%
                                          ============   ============    ============   ============    ============   ============

                                                                       December 31, 2004 (as adjusted)
                                          -----------------------------------------------------------------------------------------
                                              Trading Securities        Securities Available for Sale             Total
                                          ---------------------------   -----------------------------   ---------------------------
                                            Carrying      Portfolio        Carrying      Portfolio       Carrying       Portfolio
                                              Value          Mix             Value          Mix            Value           Mix
                                          ------------   ------------    ------------   ------------    ------------   ------------
                                                                            (Dollars in thousands)

Agency securities                         $       --             --%     $    612,513           14.5%   $    612,513            8.1%

Privately issued:
   AAA                                       3,025,975           89.3       3,542,772           84.1       6,568,747           86.4
   AA                                             --             --            16,043            0.4          16,043            0.2
   A                                           129,840            3.8          15,750            0.4         145,590            1.9
  BBB                                          105,567            3.1           7,910            0.2         113,477            1.5
  Unrated                                      129,471            3.8          15,952            0.4         145,423            1.9
                                          ------------   ------------    ------------   ------------    ------------   ------------
Total                                     $  3,390,853          100.0%   $  4,210,940          100.0%   $  7,601,793          100.0%
                                          ============   ============    ============   ============    ============   ============


The following table classifies our mortgage-backed securities portfolio by type of interest rate index at March 31, 2005, December 31, 2004 and December 31, 2004 as adjusted:



                                                                               March 31, 2005
                                          -----------------------------------------------------------------------------------------
                                              Trading Securities        Securities Available for Sale             Total
                                          ---------------------------   -----------------------------   ---------------------------
                                            Carrying      Portfolio        Carrying      Portfolio       Carrying       Portfolio
                                              Value          Mix             Value          Mix            Value           Mix
                                          ------------   ------------    ------------   ------------    ------------   ------------
                                                                            (Dollars in thousands)
Index:
One-month LIBOR                           $    202,677            4.5%   $    103,144            3.9%   $    305,821            4.3%
Six-month LIBOR                              3,474,690           76.8       1,668,785           62.7       5,143,475           71.6
One-year LIBOR                                 836,972           18.5         712,289           26.8       1,549,261           21.6
One-year constant maturity treasury              7,819            0.2         174,794            6.6         182,613            2.5
                                          ------------   ------------    ------------   ------------    ------------   ------------
Total                                     $  4,522,158          100.0%   $  2,659,012          100.0%   $  7,181,170          100.0%
                                          ============   ============    ============   ============    ============   ============



                                                                              December 31, 2004
                                          -----------------------------------------------------------------------------------------
                                              Trading Securities        Securities Available for Sale             Total
                                          ---------------------------   -----------------------------   ---------------------------
                                            Carrying      Portfolio        Carrying      Portfolio       Carrying       Portfolio
                                              Value          Mix             Value          Mix            Value           Mix
                                          ------------   ------------    ------------   ------------    ------------   ------------
                                                                            (Dollars in thousands)
Index:
One-month LIBOR                           $     86,199            4.8%   $    114,149            2.7%   $    200,348            3.3%
Six-month LIBOR                                829,413           45.9       2,385,582           56.7       3,214,995           53.4
One-year LIBOR                                 890,314           49.3       1,231,392           29.2       2,121,706           35.3
One-year constant maturity treasury               --             --           479,817           11.4         479,817            8.0
                                          ------------   ------------    ------------   ------------    ------------   ------------
Total                                     $  1,805,926          100.0%   $  4,210,940          100.0%   $  6,016,866          100.0%
                                          ============   ============    ============   ============    ============   ============

                                                                     December 31, 2004 (as adjusted)
                                          -----------------------------------------------------------------------------------------
                                              Trading Securities        Securities Available for Sale             Total
                                          ---------------------------   -----------------------------   ---------------------------
                                            Carrying      Portfolio        Carrying      Portfolio       Carrying       Portfolio
                                              Value          Mix             Value          Mix            Value           Mix
                                          ------------   ------------    ------------   ------------    ------------   ------------
                                                                            (Dollars in thousands)
Index:
One-month LIBOR                           $    198,201            5.8%   $    114,149            2.7%   $    312,350            4.1%
Six-month LIBOR                              2,266,802           66.9       2,385,582           56.7       4,652,384           61.2
One-year LIBOR                                 925,850           27.3       1,231,392           29.2       2,157,242           28.4
One-year constant maturity treasury               --             --           479,817           11.4         479,817            6.3
                                          ------------   ------------    ------------   ------------    ------------   ------------
Total                                     $  3,390,853          100.0%   $  4,210,940          100.0%   $  7,601,793          100.0%
                                          ============   ============    ============   ============    ============   ============


The following table classifies our mortgage-backed securities portfolio by product type at March 31, 2005, December 31, 2004 and December 31, 2004 as adjusted:


                                                                               March 31, 2005
                                          -----------------------------------------------------------------------------------------
                                              Trading Securities        Securities Available for Sale             Total
                                          ---------------------------   -----------------------------   ---------------------------
                                            Carrying      Portfolio        Carrying      Portfolio       Carrying       Portfolio
                                              Value          Mix             Value          Mix            Value           Mix
                                          ------------   ------------    ------------   ------------    ------------   ------------
                                                                            (Dollars in thousands)
Product:
ARMs less than 3 years                    $    338,472            7.5%   $    805,680           30.3%   $  1,144,152           15.9%
3/1 Hybrid ARM                                 373,221            8.3         423,996           15.9         797,217           11.1
5/1 Hybrid ARM                               3,810,465           84.2       1,429,336           53.8       5,239,801           73.0
                                          ------------   ------------    ------------   ------------    ------------   ------------
Total                                     $  4,522,158          100.0%   $  2,659,012          100.0%   $  7,181,170          100.0%
                                          ============   ============    ============   ============    ============   ============



                                                                              December 31, 2004
                                          -----------------------------------------------------------------------------------------
                                              Trading Securities        Securities Available for Sale             Total
                                          ---------------------------   -----------------------------   ---------------------------
                                            Carrying      Portfolio        Carrying      Portfolio       Carrying       Portfolio
                                              Value          Mix             Value          Mix            Value           Mix
                                          ------------   ------------    ------------   ------------    ------------   ------------
                                                                            (Dollars in thousands)

Product:
ARMs less than 3 years                    $    149,040            8.3%   $    954,794           22.7%   $  1,103,834           18.3%
3/1 Hybrid ARM                                 381,831           21.1         488,696           11.6         870,527           14.5
5/1 Hybrid ARM                               1,275,055           70.6       2,767,450           65.7       4,042,505           67.2
                                          ------------   ------------    ------------   ------------    ------------   ------------
Total                                     $  1,805,926          100.0%   $  4,210,940          100.0%   $  6,016,866          100.0%
                                          ============   ============    ============   ============    ============   ============

                                                                       December 31, 2004 (as adjusted)
                                          -----------------------------------------------------------------------------------------
                                              Trading Securities        Securities Available for Sale             Total
                                          ---------------------------   -----------------------------   ---------------------------
                                            Carrying      Portfolio        Carrying      Portfolio       Carrying       Portfolio
                                              Value          Mix             Value          Mix            Value           Mix
                                          ------------   ------------    ------------   ------------    ------------   ------------
                                                                            (Dollars in thousands)
Product:
ARMs less than 3 years                    $    342,694           10.1%   $    954,794           22.7%   $  1,297,488           17.1%
3/1 Hybrid ARM                                 381,831           11.3         488,696           11.6         870,527           11.5
5/1 Hybrid ARM                               2,666,328           78.6       2,767,450           65.7       5,433,778           71.4
                                          ------------   ------------    ------------   ------------    ------------   ------------
Total                                     $  3,390,853          100.0%   $  4,210,940          100.0%   $  7,601,793          100.0%
                                          ============   ============    ============   ============    ============   ============

During the three months ended March 31, 2005, we added $2.8 billion of self-originated mortgage-backed securities to our portfolio including $1.5 billion from the Q4-04 Securitization.

During the three months ended March 31, 2005, we sold $1.1 billion of mortgage-backed securities.

The average cost basis of our available for sale mortgage-backed securities, excluding unrealized gains and losses, was 102.1% of par as of March 31, 2005 and 101.7% of par as of December 31, 2004.

Results of Operations - Comparison of the Three Months Ended March 31, 2005 and 2004

Overview

Net income for the three months ended March 31, 2005 was $125.4 million compared to $21.2 million for the three months ended March 31, 2004, an increase of $104.2 million, or 490.8%. Net income for the three months ended March 31, 2005 includes approximately $71.4 million of revenues related to the delay in recognizing the Q4-04 Securitization as a sale into the first quarter of 2005. The increase in net income was the result of a $105.2 million increase in non-interest income and a $46.0 million increase in net interest income, partly offset by a $43.2 million increase in non-interest expenses and a $3.8 million decrease in income tax benefit. The $105.2 million increase in non-interest income consists of a $68.1 million increase in gain on securitizations of mortgage loans, a $38.1 million increase in realized and unrealized gains on mortgage-backed securities and derivatives, a $15.8 million increase in net loan servicing fees and a $0.5 million increase in other non-interest income partly offset by a $17.3 million decrease in gain on sales of mortgage loans in the three months ended March 31, 2005 versus the three months ended March 31, 2004. Management believes that the generally higher revenues in the first quarter of 2005 due solely to the recognition of two securitization transactions as sales are not recurring and expects that the Company's revenues from securitization activities in future quarterly periods will generally reflect related mortgage securitization volumes in those periods and will not include significant benefits from prior periods.

Net income as adjusted for the three months ended March 31, 2005 was $54.0 million, an increase of $32.8 million, or 154.6%, over net income for the three months ended March 31, 2004. The increase in net income as adjusted was the result of a $43.9 million increase in non-interest income as adjusted and a $35.9 million increase in net interest income as adjusted, partly offset by a $43.2 million increase in non-interest expenses and $3.8 million decrease in income tax benefit. The $43.9 million increase in non-interest income as adjusted consists of a $42.8 million increase in gain on securitizations of mortgage loans as adjusted, an $18.6 million increase in net loan servicing fees as adjusted and a $0.4 million increase in other non-interest income, partly offset by a $17.3 million decrease in gain on sales of mortgage loans and by a $0.6 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives as adjusted in the three months ended March 31, 2005 versus the three months ended March 31, 2004.

Net Interest Income

The following tables present the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and for the three months ended March 31, 2005 as adjusted compared to the three months ended March 31, 2004:

(Dollars in thousands)                                                  Three Months Ended March 31,
                                          -----------------------------------------------------------------------------------------
                                                     2005                                                     2004
                                          -------------------------------------------    ------------------------------------------
                                             Average                       Average          Average                      Average
                                             Balance       Interest       Yield/Cost        Balance       Interest      Yield/Cost
                                          ------------   ------------    ------------    ------------   ------------   ------------
Interest earning assets:
  Mortgage-backed securities, net (1)     $  5,853,318   $     58,305            3.98%   $  1,958,339   $     15,149           3.09%
  Mortgage loans held for sale               6,239,851         88,589            5.68%      1,439,469         18,901           5.25%
                                          ------------   ------------                    ------------   ------------
                                            12,093,169        146,894            4.86%      3,397,808         34,050           4.01%
                                          ------------   ------------                    ------------   ------------
Interest bearing liabilities:
  Warehouse lines of credit (2)              1,490,755         16,956            4.55%      1,289,570         10,760           3.34%
  Commercial paper                           1,184,803          6,058            2.05%           --             --             --
  Reverse repurchase agreements (3)          6,898,461         46,724            2.71%      1,795,332          9,412           2.10%
  Collateralized debt obligations            1,987,085         16,766            3.37%           --             --             --
  Notes payable                                150,167          1,587            4.23%        106,021          1,106           4.17%
                                          ------------   ------------                    ------------   ------------
                                            11,711,271         88,091            3.01%      3,190,923         21,278           2.67%
                                          ------------   ------------                    ------------   ------------
Net interest income                                      $     58,803                                   $     12,772
                                                         ============                                   ============
Interest rate spread                                                             1.85%                                         1.34%
                                                                         ============                                  =============
Net interest margin                                                              1.94%                                         1.50%
                                                                         ============                                  =============


(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes $2.7 million and $1.1 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.

(3) Includes $6.0 million and $3.6 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.



(Dollars in thousands)                                                  Three Months Ended March 31,
                                         -----------------------------------------------------------------------------------------
                                                    2005 (As Adjusted)                                       2004
                                         -------------------------------------------    ------------------------------------------
                                            Average                       Average          Average                      Average
                                            Balance       Interest       Yield/Cost        Balance       Interest      Yield/Cost
                                         ------------   ------------    ------------    ------------   ------------   ------------
Interest earning assets:
  Mortgage-backed securities, net (1)    $  7,406,545   $     78,273            4.23%   $  1,958,339   $     15,149            3.09%
  Mortgage loans held for sale              2,792,467         41,696            5.97%      1,439,469         18,901            5.25%
                                         ------------   ------------                    ------------   ------------
                                           10,199,012        119,969            4.71%      3,397,808         34,050            4.01%
                                         ------------   ------------                    ------------   ------------
Interest bearing liabilities:
  Warehouse lines of credit (2)             1,490,755         16,956            4.55%      1,289,570         10,760            3.34%
  Commercial paper                          1,184,803          6,058            2.05%           --             --              --
  Reverse repurchase agreements (3)         6,898,461         46,724            2.71%      1,795,332          9,412            2.10%
  Notes payable                               150,167          1,587            4.23%        106,021          1,106            4.17%
                                         ------------   ------------                    ------------   ------------
                                            9,724,186         71,325            2.93%      3,190,923         21,278            2.67%
                                         ------------   ------------                    ------------   ------------

Net interest income                                     $     48,644                                   $     12,772
                                                        ============                                   ============
Interest rate spread                                                            1.78%                                          1.34%
                                                                        ============                                  ============
Net interest margin                                                             1.91%                                          1.50%
                                                                        ============                                  ============



(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes $2.7 million and $1.1 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.

(3) Includes $6.0 million and $3.6 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.

The following tables present the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 and for the three months ended March 31, 2005 as adjusted compared to the three months ended March 31, 2004:


                                                                                         Three Months Ended March 31, 2005
                                                                                                    Compared to
(In thousands)                                                                           Three Months Ended March 31, 2004
                                                                                 ---------------------------------------------------
                                                                                 Average              Average
                                                                                   Rate                Volume               Total
                                                                                 ------------        ------------       ------------
Mortgage-backed securities, net                                                  $      5,453        $     37,703       $     43,156
Mortgage loans held for sale                                                            1,657              68,031             69,688
                                                                                 ------------        ------------       ------------
Interest income                                                                         7,110             105,734            112,844
                                                                                 ------------        ------------       ------------


Warehouse lines of credit                                                               4,335               1,861              6,196
Commercial paper                                                                         --                 6,058              6,058
Reverse repurchase agreements                                                           3,476              33,836             37,312
Collateralized debt obligations                                                          --                16,766             16,766
Notes payable                                                                              15                 466                481
                                                                                 ------------        ------------       ------------
Interest expense                                                                        7,826              58,987             66,813
                                                                                 ------------        ------------       ------------

Net interest income                                                              $       (716)       $     46,747       $     46,031
                                                                                 ============        ============       ============



                                                                                         Three Months Ended March 31, 2005
                                                                                             (As Adjusted) Compared to
(In thousands)                                                                           Three Months Ended March 31, 2004
                                                                                 ---------------------------------------------------
                                                                                 Average              Average
                                                                                   Rate                Volume               Total
                                                                                 ------------        ------------       ------------
Mortgage-backed securities, net                                                  $      7,341        $     55,783       $     63,124
Mortgage loans held for sale                                                            2,904              19,891             22,795
                                                                                 ------------        ------------       ------------
Interest income                                                                        10,245              75,674             85,919
                                                                                 ------------        ------------       ------------


Warehouse lines of credit                                                               4,335               1,861              6,196
Commercial paper                                                                         --                 6,058              6,058
Reverse repurchase agreements                                                           3,476              33,836             37,312
Notes payable                                                                              15                 466                481
                                                                                 ------------        ------------       ------------
Interest expense                                                                        7,826              42,221             50,047
                                                                                 ------------        ------------       ------------

Net interest income                                                              $      2,419        $     33,453       $     35,872
                                                                                 ============        ============       ============

------------------------------------------------------------------------------------------------------------------------------------


Interest Income: Interest income on mortgage-backed securities for the three months ended March 31, 2005 was $58.3 million, compared to $15.1 million for the three months ended March 31, 2004, a $43.2 million, or 284.9%, increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio over the past twelve months.

Interest income on mortgage-backed securities as adjusted for the three months ended March 31, 2005 was $78.2 million compared to interest income on mortgage-backed securities of $15.1 million for the three months ended March 31, 2004, a $63.1 million, or 416.7% increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio over the past twelve months.

Interest income on our mortgage loans held for sale for the three months ended March 31, 2005 was $88.6 million compared to $18.9 million for the three months ended March 31, 2004, an increase of $69.7 million, or 368.7%. The increase in interest income on loans held for sale was primarily the result of an increase in average volume in 2005 versus 2004 due to accounting for the Q4-04 Securitization as a financing for most of the first quarter of 2005 and higher mortgage origination volume.

Interest income on our mortgage loans held for sale as adjusted for the three months ended March 31, 2005 was $41.7 million compared to $18.9 million for the three months ended March 31, 2004, an increase of $22.8 million, or 120.6%. The increase in loans held for sale interest income was primarily the result of an increase in average volume in 2005 versus 2004 due to higher mortgage origination volume.

Interest Expense: We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $2.0 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the three months ended March 31, 2005 was $17.0 million, compared to interest expense for the three months ended March 31, 2004 of $10.8 million, a $6.2 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to the generally higher interest rate environment in 2005 versus 2004. In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans held for sale. Interest expense on commercial paper for the three months ended March 31, 2005 was $6.1 million. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

We have borrowed funds under reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions as of March 31, 2005. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities. Total interest expense on reverse repurchase agreements for the three months ended March 31, 2005 was $46.7 million, compared to interest expense for the three months ended March 31, 2004 of $9.4 million, a $37.3 million increase. The increase in reverse repurchase agreements interest expense in 2005 versus 2004 was primarily the result of an increase in borrowings used to fund the growth of our mortgage-backed securities portfolio.

For the three months ended March 31, 2005, we recognized $16.8 million of interest expense on collateralized debt obligations related to accounting for the Q4-04 Securitization as a financing for most of the first quarter of 2005. Management believes that this expense is non-recurring.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives
------------------------------------------------------------------

Gain on Sales and Securitizations of Mortgage Loans: Gain on sales and securitizations of mortgage loans in our Loan Origination segment during the three months ended March 31, 2005 totaled $155.3 million including $43.4 million recognized in connection with the Q4-04 Securitization. Gain on sales and securitizations of mortgage loans in our Loan Origination segment, as adjusted, during the three months ended March 31, 2005 were $111.9 million, or 1.62%, of mortgage loans sold or securitized, as adjusted, compared to $68.3 million, or 1.58%, of mortgage loans sold or securitized during the three months ended March 31, 2004. The increase primarily reflects a $2.6 billion increase in mortgage loans sold or securitized, as adjusted, to $6.9 billion, as adjusted, in the first quarter of 2005 from $4.3 billion in the first quarter of 2004.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the three months ended March 31, 2005 and 2004:

Gains on Sales and Securitizations of Mortgage Loans

                                                                               Three Months Ended March 31,
                                                              ------------------------------------------------------------
                                                                  2005            2005            2005            2004
                                                              ------------     -----------     -----------     -----------
                                                                  GAAP         Adjustments     As Adjusted
                                                              ------------     -----------     -----------     -----------
(Dollars in thousands)

Gain on sales of mortgage loans                                    $35,253     $        --         $35,253         $52,581

Gain on securitizations of mortgage loans                           69,919         (25,258)         44,661           1,856

Gain (loss) on sales of free standing derivatives                    9,469              --           9,469            (878)

Unrealized gain on self-originated mortgage-backed
securities retained in period                                       41,709         (18,180)         23,529          14,746

Unrealized loss on free standing derivatives                        (1,050)             --          (1,050)             --
                                                              ------------     -----------     -----------     -----------

  Total gain on sales and securitizations of mortgage loans       $155,300        $(43,438)       $111,862         $68,305
                                                              ============     ===========     ===========     ===========

Total mortgage loans sold or securitized                       $10,430,630     $(3,526,123)     $6,904,507      $4,333,865
                                                              ============     ===========     ===========     ===========

Total gain on sales and securitizations of mortgage loans
as a % of total mortgage loans sold or securitized                    1.49%                           1.62%           1.58%



Portfolio Gains and Losses: During the three months ended March 31, 2005, portfolio gains and losses in our Mortgage-Backed Securities Holdings segment, as adjusted, were a portfolio loss of $7.0 million compared to a portfolio gain of $11.7 million during the three months ended March 31, 2004. The decrease in portfolio gains in the first quarter of 2005 compared to the first quarter of 2004 was the result of a $12.2 million decrease in gain on sales of mortgage-backed securities, as adjusted, a $5.0 million increase in interest carry expense on free standing derivatives, and a $1.4 million net decrease in unrealized gain on mortgage-backed securities and free standing derivatives, as adjusted, excluding interest carry expense. For interest rate swap agreements accounted for as free standing derivatives, the interest carry expense is the net amount accrued for the variable interest receivable and fixed interest payable recorded in current earnings in unrealized gain on mortgage-backed securities and derivatives.

The following table presents the components of portfolio gains and losses in our Mortgage-Backed Securities Holdings segment during the three months ended March 31, 2005 and 2004:


Portfolio Gains and Losses

                                                                            Three Months Ended March 31,
                                                             ---------------------------------------------------------
                                                                 2005           2005           2005           2004
                                                             ------------    -----------    -----------    -----------
                                                                 GAAP        Adjustments    As Adjusted
                                                             ------------    -----------    -----------    -----------

(In thousands)

(Loss) gain on sales of mortgage-backed securities                $(3,337)       $(1,400)       $(4,737)        $7,510

Unrealized (loss) gain on mortgage-backed securities              (18,460)       (19,083)       (37,543)         4,163

Unrealized gain on free standing derivatives                       40,312             --         40,312             --
                                                             ------------    -----------    -----------    -----------

Net unrealized gain on mortgage-backed securities and
free standing derivatives excluding interest carry expense         21,852        (19,083)         2,769          4,163

Interest carry expense on free standing derivatives
included in unrealized gain                                        (5,012)            --         (5,012)            --
                                                             ------------    -----------    -----------    -----------
    Total portfolio gain (loss)                                   $13,503       $(20,483)       $(6,980)       $11,673
                                                             ============    ===========    ===========    ===========

The following table presents the components of gain on sales of mortgage-backed securities and derivatives shown in the Company's consolidated statements of income:


Components of Gain on Sales of Mortgage-backed Securities and Derivatives

                                                                                      Three Months Ended March 31,
                                                                       ---------------------------------------------------------
                                                                           2005           2005           2005           2004
                                                                       ------------    -----------    -----------    -----------
                                                                           GAAP        Adjustments    As Adjusted
                                                                       ------------    -----------    -----------    -----------
(In thousands)

Gain (loss) on sales of mortgage-backed securities                          $(3,337)       $(1,400)       $(4,737)        $7,510

Gain (loss) on sales of free standing interest rate swap derivatives          9,469             --          9,469           (878)
                                                                       ------------    -----------    -----------    -----------

    Gain on sales of mortgage-backed securities and derivatives              $6,132        $(1,400)        $4,732         $6,632
                                                                       ============    ===========    ===========    ===========


The following table presents the components of unrealized gain on mortgage-backed securities and derivatives shown in the Company's consolidated statements of income:



Components of Unrealized Gain on Mortgage-backed Securities and Derivatives

                                                                                   Three Months Ended March 31,
                                                                    ---------------------------------------------------------
                                                                        2005           2005           2005           2004
                                                                    ------------    -----------    -----------    -----------
                                                                        GAAP        Adjustments    As Adjusted
                                                                    ------------    -----------    -----------    -----------
(In thousands)

Unrealized gain on self-originated mortgage-backed securities
  retained in period                                                     $41,709       $(18,180)       $23,529        $14,746

Unrealized (loss) gain on mortgage-backed securities                     (18,460)       (19,083)       (37,543)         4,163

Unrealized gain on free standing derivatives                              39,262             --         39,262             --

Unrealized loss on free standing derivatives - interest carry             (5,012)            --         (5,012)            --
                                                                    ------------    -----------    -----------    -----------

    Unrealized gain on mortgage-backed securities and derivatives        $57,499       $(37,263)       $20,236        $18,909
                                                                    ============    ===========    ===========    ===========


Net Loan Servicing Fees
-----------------------

Net loan servicing fees were a gain of $6.2 million for the three months ended March 31, 2005 compared to a loss of $9.6 million for the three months ended March 31, 2004.

Loan Servicing Fees: Loan servicing fees increased to $11.3 million for the three months ended March 31, 2005 from $10.3 million for the three months ended March 31, 2004, an increase of $1.0 million, or 9.6%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $0.4 million for the three months ended March 31, 2005 compared to $2.4 million for the three months ended March 31, 2004, a decrease of $2.0 million, or 83.3%. This decrease partly offset the increase in loan servicing fees in the first quarter of 2005 versus the first quarter of 2004 as a result of an increase in loans serviced for others.

Amortization of MSRs: Amortization of MSRs increased to $8.5 million for the three months ended March 31, 2005 from $7.3 million for the three months ended March 31, 2004, an increase of $1.2 million, or 15.7%. The increase in amortization was due to a higher average servicing portfolio in the first quarter of 2005 versus the first quarter of 2004.

Impairment (Provision) Recovery of MSRs: We recognized a temporary impairment recovery of $3.4 million for the three months ended March 31, 2005 versus a temporary impairment provision of $12.6 million for the three months ended March 31, 2004, resulting in an increase in net loan servicing fees of $16.0 million. The decrease in impairment provision in the three months ended March 31, 2005 was due to an increase in the fair value of MSRs, which was attributable to a subsequent decrease in estimated future prepayment speeds versus the initial estimated future prepayment speeds used to value the MSR upon securitization.

The following table presents GAAP, as adjusted and reconciling adjustments to net loan servicing fees for the three months ended March 31, 2005 and 2004:


                                                                                         Three Months Ended March 31,
                                                                    ---------------------------------------------------------------
                                                                       2005              2005             2005             2004
                                                                    ------------     ------------     ------------     ------------
                                                                                                          As
                                                                        GAAP         Adjustments       Adjusted
                                                                    ------------     ------------     ------------     ------------
(In thousands)
Loan servicing fees                                                 $     11,312     $      2,851     $     14,163     $     10,318
Amortization                                                              (8,501)          (2,170)         (10,671)          (7,346)
Impairment reserve recovery (provision)                                    3,419            2,048            5,467          (12,584)
                                                                    ------------     ------------     ------------     ------------
     Net loan servicing fees (loss)                                 $      6,230     $      2,729     $      8,959     $     (9,612)
                                                                    ============     ============     ============     ============


Other Non-Interest Income
-------------------------

Other non-interest income totaled $1.5 million for the three months ended March 31, 2005 compared to $1.0 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $0.8 million, rental income of $0.4 million and revenue from title services of $0.2 million. For the three months ended March 31, 2004, other non-interest income primarily includes rental income of $0.6 million, revenue from title services of $0.2 million and reinsurance premiums earned totaling approximately $0.1 million.

Non-Interest Expenses
---------------------

Our non-interest expenses for the three months ended March 31, 2005 were $109.9 million compared to $66.7 million for the three months ended March 31, 2004, an increase of $43.2 million, or 64.8%. The increase primarily reflects a $38.2 million rise in our Loan Origination segment non-interest expenses to $100.7 million, or 1.39%, of total loan originations in the first quarter of 2005 from $62.5 million, or 1.42%, of total loan originations in the first quarter of 2004.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the three months ended March 31, 2005 were $68.5 million, compared to $39.6 million for the three months ended March 31, 2004, an increase of $28.9 million, or 72.8%. The increase in expenses reflects higher origination volume and a resulting increase in employees to 5,489 at March 31, 2005 from 3,814 at March 31, 2004.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $41.4 million for the three months ended March 31, 2005 compared to $27.1 million for the three months ended March 31, 2004, an increase of $14.3 million, or 53.1%. The increase in operating expenses in the first quarter of 2005 versus the first quarter of 2004 includes a $4.6 million increase in occupancy and equipment expense. The operating expenses in the three months ended March 31, 2005 include lease obligations and certain fixed asset expenses relating to our acquisition of certain residential home loan centers and associated satellite offices of Washington Mutual, Inc. in August of 2004.

Income Tax (Benefit) Expense
----------------------------

No income tax expense or benefit was recognized for the three months ended March 31, 2005, compared to a benefit of $3.8 million for the three months ended March 31, 2004. The decrease in income tax benefit in the first quarter of 2005 versus the first quarter of 2004 reflects an increase in income before income taxes relating to our taxable REIT subsidiary ("TRS").

Loan Originations
-----------------

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the three months ended March 31, 2005 were $7.3 billion compared to $4.4 billion for the three months ended March 31, 2004, a 65.9% increase. Our retail originations, which are conducted through our community loan production offices and Internet call center, were 49% of our loan originations in the three months ended March 31, 2005 compared to 45% of our originations in the three months ended March 31, 2004. Mortgage brokers accounted for 51% of our loan originations in the three months ended March 31, 2005 compared to 55% of our originations in the three months ended March 31, 2004.

Liquidity and Capital Resources

We have arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and on March 31, 2005 had borrowed funds from seven of these firms. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of March 31, 2005, we had $6.7 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 2.55% before the impact of interest rate swaps and a weighted-average remaining maturity of two months.

To originate a mortgage loan, we draw against a $2.0 billion commercial paper program, $1.2 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a $600 million bank syndicated facility led by Bank of America (which includes a $150.0 million term loan facility which we use to finance our MSRs), a facility of $500 million with Bear Stearns, a $450 million facility with IXIS Real Estate Capital Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), a facility of $350 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $250 million with Lehman Brothers and a facility of $250 million with Calyon New York Branch (Calyon). In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc ("Greenwich"). These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of our liabilities to our tangible net worth. At April 29, 2005, the aggregate outstanding balance under the commercial paper program was $1.8 billion, the aggregate outstanding balance under the warehouse facilities was $1.6 billion, the aggregate outstanding balance in drafts payable was $18.8 million and the aggregate maximum amount available for additional borrowings was $2.6 billion.

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

As of March 31, 2005, our aggregate warehouse facility borrowings were $658.7 million (including $22.1 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $28.4 million, compared to $735.8 million (including $25.5 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $26.2 million as of December 31, 2004. At March 31, 2005, our loans held for sale were $1.6 billion compared to $4.9 billion at December 31, 2004.

In addition to the UBS, IXIS, Bank of America, Morgan Stanley, and Calyon warehouse facilities, we have a purchase and sale agreement with UBS and Greenwich Capital. This agreement allows us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Amounts sold and being held under this agreement at March 31, 2005 and December 31, 2004 were $308.8 million and $443.8 million, respectively. The amount so held under this agreement at April 29, 2005 was $89.3 million. This agreement is not a committed facility and may be terminated at the discretion of the counterparty.

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

We also have a $150.0 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on December 14, 2005. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At March 31, 2005 and December 31, 2004, borrowings under our term loan facility were $132.2 million and $108.6 million, respectively.

Cash and cash equivalents decreased to $162.8 million at March 31, 2005 from $192.8 million at December 31, 2004.

Our primary sources of cash and cash equivalents during the three months ended March 31, 2005, were as follows:

     o $7.3 billion of proceeds from securitizations and repayments of mortgage loans;

     o    $3.1 billion of proceeds from sales and repayments of mortgage loans;
          and

     o    $1.1 billion of proceeds from sales of mortgage-backed securities.

Our primary uses of cash and cash equivalents during the three months ended March 31, 2005, were as follows:

     o    $7.3 billion of origination of mortgage loans held for sale;

     o    $2.8 billion of additions to mortgage-backed securities; and

     o    $2.0 billion decrease in collateralized debt obligations.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at March 31, 2005:


                                                                        Less than 1
                                                           Total            Year        1 - 3 Years      4 - 5 Years   After 5 Years
                                                        ------------    ------------    ------------     ------------  -------------
(In thousands)
Warehouse liabilities                                   $    658,686    $    658,686    $       --      $       --      $       --
Operating leases                                              77,868          23,512          36,721          16,290           1,345
Notes payable                                                159,339         133,574             736             831          24,198
Commercial paper                                             858,382         858,382            --              --              --
Reverse repurchase agreements                              6,720,167       6,720,167            --              --              --

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

The Company enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure when financing its ARM loans and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates, by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. The Company's ARM loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities. The Company's duration gap was less than one month on March 31, 2005.

The following table summarizes the Company's interest rate sensitive instruments as of March 31, 2005 and December 31, 2004:


                                                       March 31, 2005
                                          --------------------------------------
                                            Carrying                 Estimated
                                             Amount                  Fair Value
                                          ------------              ------------
Assets:
Mortgage-backed securities                $  7,181,170              $  7,181,170
Derivative assets (1)                           73,383                   108,958
Mortgage loans held for sale, net            1,627,891                 1,666,689
Mortgage servicing rights, net                 228,412                   233,564

Liabilities:
Reverse repurchase agreements             $  6,720,167              $  6,718,357
Derivative liabilities                           1,945                     1,945


                                                     December 31, 2004
                                          --------------------------------------
                                            Carrying                 Estimated
                                             Amount                  Fair Value
                                          ------------              ------------

Assets:
Mortgage-backed securities                $  6,016,866              $  6,016,866
Derivative assets (1)                           24,803                    30,838
Mortgage loans held for sale, net            4,853,394                 4,931,366
Mortgage servicing rights, net                 151,436                   152,467

Liabilities:
Reverse repurchase agreements             $  7,071,168              $  7,065,072
Collateralized debt obligations              2,022,218                 2,022,218
Derivative liabilities                           1,860                     1,860


(1) Derivative assets consist of interest rate lock commitments ("IRLCs") to fund mortgage loans. The carrying value excludes the value of the mortgage servicing rights ("MSRs") attached to the IRLCs in accordance with SEC Staff Accounting Bulletin No. 105. The fair value includes the value of MSRs.


The Company had total commitments to lend at March 31, 2005 and December 31, 2004 of $8.4 billion and $6.2 billion, respectively.

                                     ITEM 4.

                             CONTROLS AND PROCEDURES

Remediation Efforts related to the Material Weakness in Internal Control over Financial Reporting

The Company previously disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2004 material weaknesses related to the operating efficiencies of certain controls over financial reporting. The Company is enforcing the appropriate policies, procedures and controls over these areas to ensure that they are operating effectively.

                            PART II-OTHER INFORMATION


                                     ITEM 1.


                                LEGAL PROCEEDINGS


                                      None.


                                     ITEM 2.


           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended March 31, 2005.

The Company acquired First Home Mortgage Corp. ("First Home") on June 30, 2000. In addition to the shares paid to former First Home shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders as additional consideration under the earnout provisions of the merger agreement. Pursuant to these earnout provisions, on January 1, 2005, February 15, 2005, and March 14, 2005, the Company issued an aggregate of 1,542, 2,385 and 23,078 restricted shares of common stock, respectively, to such stockholders as additional consideration. These securities were exempt from registration under Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.


                                     ITEM 3.

                         DEFAULTS UPON SENIOR SECURITIES


                                      None.


                                     ITEM 4.


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                      None.


                                     ITEM 5.


                                OTHER INFORMATION


                                      None.


                                     ITEM 6.


                                    EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

 Exhibit No.                              Description
------------       -------------------------------------------------------------

10.1          --   Employment Agreement, dated as of January 1, 2005, by and
                   between American Home Mortgage Holdings, Inc. and Richard
                   Loeffler.

10.2          --   Amended and Restated Employment Agreement, dated as of
                   December 14, 2004, by and between American Home Mortgage
                   Holdings, Inc. and John A. Manglardi.

10.3.1        --   First Omnibus Amendment, dated as of December 10, 2004, by and among Calyon New York Branch (successor in interest to Credit Lyonnais New York Branch), Deutsche Bank National
                   Trust Company, American Home Mortgage Corp., AHM SPV I, LLC, and American Home Mortgage Servicing, Inc.

10.3.2        --   Amended and Restated Originator Performance Guaranty, dated as of December 10, 2004, by American Home Mortgage Holdings,
                   Inc. and American Home Mortgage Investment Corp. in favor of
                   AHM SPV I, LLC.

10.3.3        --   Amended and Restated Servicer Performance Guaranty, dated as of December 10, 2004, by American Home Mortgage Holdings,
                   Inc. and American Home Mortgage Investment Corp. in favor of
                   Calyon New York Branch.

10.4.1        --   Amendment No. 1, dated as of May 28, 2004, to the Amended and
                   Restated Master Loan and Security Agreement, dated as of
                   November 26, 2003, by and among American Home Mortgage Corp.,
                   American Home Mortgage Acceptance, Inc., American Home
                   Mortgage Investment Corp., American Home Mortgage Holdings,
                   Inc., and American Home Mortgage Servicing, Inc. f/k/a
                   Columbia National, Incorporated, the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.2        --   Amendment No. 2, dated as of June 23, 2004, to the Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp.,
                   American Home Mortgage Acceptance, Inc., American Home
                   Mortgage Investment Corp., American Home Mortgage Holdings,
                   Inc., and American Home Mortgage Servicing, Inc. f/k/a
                   Columbia National, Incorporated, the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.3        --   Amendment No. 3, dated as of July 30, 2004, to the Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp.,
                   American Home Mortgage Acceptance, Inc., American Home
                   Mortgage Investment Corp., American Home Mortgage Holdings,
                   Inc., and American Home Mortgage Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.4        --   Amendment No. 4, dated as of August 13, 2004, to the Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp.,
                   American Home Mortgage Acceptance, Inc., American Home
                   Mortgage Investment Corp., American Home Mortgage Holdings,
                   Inc., and American Home Mortgage Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.5        --   Amendment No. 5, dated as of September 15, 2004, to the
                   Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home
                   Mortgage Corp., American Home Mortgage Acceptance, Inc.,
                   American Home Mortgage Investment Corp., American Home
                   Mortgage Holdings, Inc., and American Home Mortgage
                   Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.6        --   Amendment No. 7, dated as of November 17, 2004, to the
                   Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home
                   Mortgage Corp., American Home Mortgage Acceptance, Inc.,
                   American Home Mortgage Investment Corp., American Home
                   Mortgage Holdings, Inc., and American Home Mortgage
                   Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.7        --   Amendment No. 2, dated as of October 21, 2004, to the Amended and Restated Custodial Agreement, dated as of November 26,
                   2003, by and among American Home Mortgage Corp., American
                   Home Mortgage Acceptance, Inc., American Home Mortgage
                   Investment Corp., American Home Mortgage Holdings, Inc., and
                   American Home Mortgage Servicing, Inc., Deutsche Bank
                   National Trust Company, and Morgan Stanley Bank.

10.4.8        --   Fifth Amended and Restated Promissory Note, dated as of
                   November 17, 2004, made by American Home Mortgage Corp.,
                   American Home Mortgage Investment Corp., American Home
                   Mortgage Acceptance, Inc., American Home Mortgage Holdings,
                   Inc., and American Home Mortgage Servicing, Inc. in favor of
                   Morgan Stanley Bank.

10.5.1        --   Mortgage Loan Purchase and Sale Agreement, dated as of
                   January 1, 2004, by and among Greenwich Capital Financial
                   Products, Inc., American Home Mortgage Corp., and American
                   Home Mortgage Servicing, Inc. f/k/a Columbia National,
                   Incorporated.

10.5.2        --   Custodial Agreement, dated as of January 1, 2004, by and
                   among Greenwich Capital Financial Products, Inc., Deutsche
                   Bank National Trust Company, American Home Mortgage Corp., and American Home Mortgage Servicing, Inc. f/k/a Columbia
                   National, Incorporated.

10.6          --   Guaranty, dated as of December 3, 2004, by American Home
                   Mortgage Investment Corp. in favor of Lehman Brothers Inc.
                   and Lehman Commercial Paper Inc.

31.1          --   Certification of Chief Executive Officer pursuant to Rule
                   13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of
                   1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2          --   Certification of Chief Financial Officer pursuant to Rule
                   13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of
                   1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1          --   Certification of Chief Executive Officer pursuant to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          --   Certification of Chief Financial Officer pursuant to 18
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


                                         AMERICAN HOME MORTGAGE INVESTMENT CORP.
                                         (Registrant)



Date:   May 5, 2005                      By:   /s/ Michael Strauss
                                            -----------------------------------
                                               Michael Strauss
                                               Chairman,
                                               Chief Executive Officer
                                               and President



Date:   May 5, 2005                      By:   /s/ Stephen A. Hozie
                                            -----------------------------------
                                               Stephen A. Hozie
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                               INDEX TO EXHIBITS
                               -----------------

 Exhibit No.                              Description
------------       -------------------------------------------------------------

10.1          --   Employment Agreement, dated as of January 1, 2005, by and
                   between American Home Mortgage Holdings, Inc. and Richard
                   Loeffler.

10.2          --   Amended and Restated Employment Agreement, dated as of
                   December 14, 2004, by and between American Home Mortgage
                   Holdings, Inc. and John A. Manglardi.

10.3.1        --   First Omnibus Amendment, dated as of December 10, 2004, by and among Calyon New York Branch (successor in interest to Credit Lyonnais New York Branch), Deutsche Bank National
                   Trust Company, American Home Mortgage Corp., AHM SPV I, LLC, and American Home Mortgage Servicing, Inc.

10.3.2        --   Amended and Restated Originator Performance Guaranty, dated as of December 10, 2004, by American Home Mortgage Holdings,
                   Inc. and American Home Mortgage Investment Corp. in favor of
                   AHM SPV I, LLC.

10.3.3        --   Amended and Restated Servicer Performance Guaranty, dated as of December 10, 2004, by American Home Mortgage Holdings,
                   Inc. and American Home Mortgage Investment Corp. in favor of
                   Calyon New York Branch.

10.4.1        --   Amendment No. 1, dated as of May 28, 2004, to the Amended and
                   Restated Master Loan and Security Agreement, dated as of
                   November 26, 2003, by and among American Home Mortgage Corp.,
                   American Home Mortgage Acceptance, Inc., American Home
                   Mortgage Investment Corp., American Home Mortgage Holdings,
                   Inc., and American Home Mortgage Servicing, Inc. f/k/a
                   Columbia National, Incorporated, the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.2        --   Amendment No. 2, dated as of June 23, 2004, to the Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp.,
                   American Home Mortgage Acceptance, Inc., American Home
                   Mortgage Investment Corp., American Home Mortgage Holdings,
                   Inc., and American Home Mortgage Servicing, Inc. f/k/a
                   Columbia National, Incorporated, the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.3        --   Amendment No. 3, dated as of July 30, 2004, to the Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp.,
                   American Home Mortgage Acceptance, Inc., American Home
                   Mortgage Investment Corp., American Home Mortgage Holdings,
                   Inc., and American Home Mortgage Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.4        --   Amendment No. 4, dated as of August 13, 2004, to the Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp.,
                   American Home Mortgage Acceptance, Inc., American Home
                   Mortgage Investment Corp., American Home Mortgage Holdings,
                   Inc., and American Home Mortgage Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.5        --   Amendment No. 5, dated as of September 15, 2004, to the
                   Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home
                   Mortgage Corp., American Home Mortgage Acceptance, Inc.,
                   American Home Mortgage Investment Corp., American Home
                   Mortgage Holdings, Inc., and American Home Mortgage
                   Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

 Exhibit No.                              Description
------------       -------------------------------------------------------------

10.4.6        --   Amendment No. 7, dated as of November 17, 2004, to the
                   Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home
                   Mortgage Corp., American Home Mortgage Acceptance, Inc.,
                   American Home Mortgage Investment Corp., American Home
                   Mortgage Holdings, Inc., and American Home Mortgage
                   Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

10.4.7        --   Amendment No. 2, dated as of October 21, 2004, to the Amended and Restated Custodial Agreement, dated as of November 26,
                   2003, by and among American Home Mortgage Corp., American
                   Home Mortgage Acceptance, Inc., American Home Mortgage
                   Investment Corp., American Home Mortgage Holdings, Inc., and
                   American Home Mortgage Servicing, Inc., Deutsche Bank
                   National Trust Company, and Morgan Stanley Bank.

10.4.8        --   Fifth Amended and Restated Promissory Note, dated as of
                   November 17, 2004, made by American Home Mortgage Corp.,
                   American Home Mortgage Investment Corp., American Home
                   Mortgage Acceptance, Inc., American Home Mortgage Holdings,
                   Inc., and American Home Mortgage Servicing, Inc. in favor of
                   Morgan Stanley Bank.

10.5.1        --   Mortgage Loan Purchase and Sale Agreement, dated as of
                   January 1, 2004, by and among Greenwich Capital Financial
                   Products, Inc., American Home Mortgage Corp., and American
                   Home Mortgage Servicing, Inc. f/k/a Columbia National,
                   Incorporated.

10.5.2        --   Custodial Agreement, dated as of January 1, 2004, by and
                   among Greenwich Capital Financial Products, Inc., Deutsche
                   Bank National Trust Company, American Home Mortgage Corp., and American Home Mortgage Servicing, Inc. f/k/a Columbia
                   National, Incorporated.

10.6          --   Guaranty, dated as of December 3, 2004, by American Home
                   Mortgage Investment Corp. in favor of Lehman Brothers Inc.
                   and Lehman Commercial Paper Inc.

31.1          --   Certification of Chief Executive Officer pursuant to Rule
                   13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of
                   1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2          --   Certification of Chief Financial Officer pursuant to Rule
                   13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of
                   1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1          --   Certification of Chief Executive Officer pursuant to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          --   Certification of Chief Financial Officer pursuant to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.