Form 10-Q
period 2005-06-30
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2005-07-29
CIK 1256536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

   As of July 25, 2005, there were 40,565,425 shares of the registrant's common stock, par value $0.01 per share, outstanding.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                          PART I-FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of June 30, 2005 and December 31,
          2004.................................................................1

        Consolidated Statements of Income for the Three and Six Months
          Ended June 30, 2005 and 2004.........................................2

        Consolidated Statements of Stockholders' Equity for the Six Months
          Ended June 30, 2005 and 2004.........................................3

        Consolidated Statements of Cash Flows for the Three and Six Months
          Ended June 30, 2005 and 2004.........................................4

        Notes to Consolidated Financial Statements.............................5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................27

Item 3. Quantitative and Qualitative Disclosures About Market Risk............57

Item 4. Controls and Procedures...............................................59

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.....................................................60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........60

Item 3. Defaults Upon Senior Securities.......................................60

Item 4. Submission of Matters to a Vote of Security Holders...................61

Item 5. Other Information.....................................................61

Item 6. Exhibits..............................................................62

SIGNATURES

INDEX TO EXHIBITS

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                                           June 30,     December 31,
                                                                                                             2005          2004
                                                                                                          -----------   ------------
Assets:
  Cash and cash equivalents                                                                              $   197,375    $    192,821
  Accounts receivable and servicing advances                                                                 116,835         116,978
  Mortgage-backed securities (including securities pledged of $6,534,770 as of
      June 30, 2005 and $5,968,969 as of December 31, 2004)                                                6,917,986       6,016,866
  Mortgage loans held for sale, net                                                                        1,965,074       4,853,394
  Mortgage loans held for investment, net                                                                    134,597              --
  Derivative assets                                                                                           35,756          24,803
  Mortgage servicing rights, net                                                                             261,839         151,436
  Premises and equipment, net                                                                                 61,441          51,576
  Goodwill                                                                                                    98,826          90,877
  Other assets                                                                                                21,185          57,046
                                                                                                         -----------    ------------
    Total assets                                                                                         $ 9,810,914    $ 11,555,797
                                                                                                         ===========    ============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                                              $   665,697    $    735,783
  Drafts payable                                                                                              26,538          26,200
  Commercial paper                                                                                         1,291,684         529,790
  Reverse repurchase agreements                                                                            6,337,630       7,071,168
  Collateralized debt obligations                                                                                 --       2,022,218
  Derivative liabilities                                                                                       6,195           1,860
  Trust preferred securities                                                                                  48,414              --
  Accrued expenses and other liabilities                                                                     177,761         152,413
  Notes payable                                                                                              256,060         135,761
  Income taxes payable                                                                                        47,753          54,342
                                                                                                         -----------    ------------
    Total liabilities                                                                                      8,857,732      10,729,535
                                                                                                         -----------    ------------

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized:
      9.75% Series A Cumulative Redeemable, 2,150,000 shares issued and outstanding
      as of June 30, 2005 and December 31, 2004, respectively                                                50,857          50,857
      9.25% Series B Cumulative Redeemable, 3,450,000 shares issued and outstanding
      as of June 30, 2005 and December 31, 2004, respectively                                                83,183          83,183
  Common stock, par value $0.01 per share, 100,000,000 shares authorized,
      40,538,479 and 40,288,077 shares issued and outstanding as of June 30, 2005
      and December 31, 2004, respectively                                                                       405             403
  Additional paid-in capital                                                                                638,595         631,530
  Retained earnings                                                                                         224,442          99,628
  Accumulated other comprehensive loss                                                                      (44,300)        (39,339)
                                                                                                        -----------    ------------
    Total stockholders' equity                                                                              953,182         826,262
                                                                                                        -----------    ------------

      Total liabilities and stockholders' equity                                                        $ 9,810,914    $ 11,555,797
                                                                                                        ===========    ============

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)

                                                                                         Three Months              Six Months
                                                                                        Ended June 30,           Ended June 30,
                                                                                    ---------------------    ----------------------
                                                                                       2005        2004         2005         2004
                                                                                    ---------    --------    ---------    ---------
Net interest income:
  Interest income                                                                   $ 135,318    $ 69,999    $ 282,212    $ 104,049
  Interest expense                                                                    (90,336)    (49,913)    (178,427)     (71,191)
                                                                                    ---------    --------    ---------    ---------
      Total net interest income                                                        44,982      20,086      103,785       32,858
                                                                                    ---------    --------    ---------    ---------

Non-interest income:
  Gain on sales of mortgage loans                                                      77,377      17,141      112,630       69,722
  Gain on sales of current period securitized mortgage loans                          104,377       7,803      174,296        9,659
  Gain (loss) on sales of mortgage-backed securities and derivatives                      620      (1,322)       6,752        5,310
  Unrealized (loss) gain on mortgage-backed securities and derivatives                (10,292)     36,063       47,207       54,972

  Loan servicing fees                                                                  16,970       8,730       28,282       19,048
  Amortization of mortgage servicing rights                                           (12,832)     (7,764)     (21,333)     (15,110)
  Impairment (provision) recovery of mortgage servicing rights                        (20,398)      7,252      (16,979)      (5,332)
                                                                                    ---------    --------    ---------    ---------
      Net loan servicing (loss) fees                                                  (16,260)      8,218      (10,030)      (1,394)
                                                                                    ---------    --------    ---------    ---------

  Other non-interest income                                                             2,543       1,226        4,009        2,204
                                                                                    ---------    --------    ---------    ---------
      Total non-interest income                                                       158,365      69,129      334,864      140,473
                                                                                    ---------    --------    ---------    ---------

Non-interest expenses:
  Salaries, commissions and benefits, net                                              94,859      42,696      163,334       82,323
  Occupancy and equipment                                                              14,397       8,008       27,068       16,102
  Data processing and communications                                                    5,957       3,338       11,907        6,551
  Office supplies and expenses                                                          5,657       3,215       10,086        6,333
  Marketing and promotion                                                               5,126       2,196        9,256        4,408
  Travel and entertainment                                                              5,427       2,887        9,355        5,464
  Professional fees                                                                     3,432       1,829        6,902        4,257
  Other                                                                                 6,843       4,082       13,712        9,520
                                                                                    ---------    --------    ---------    ---------
      Total non-interest expenses                                                     141,698      68,251      251,620      134,958
                                                                                    ---------    --------    ---------    ---------

Net income before income tax benefit                                                   61,649      20,964      187,029       38,373

Income tax benefit                                                                     (3,851)    (12,518)      (3,851)     (16,332)
                                                                                    ---------    --------    ---------    ---------

Net income                                                                          $  65,500    $ 33,482    $ 190,880    $  54,705
                                                                                    =========    ========    =========    =========

Dividends on preferred stock                                                            3,304          --        6,609           --

                                                                                    ---------    --------    ---------    ---------
Net income available to common shareholders                                         $  62,196    $ 33,482    $ 184,271    $  54,705
                                                                                    =========    ========    =========    =========

  Per share data:
    Basic                                                                           $    1.54    $   0.84    $    4.57    $    1.56
    Diluted                                                                         $    1.52    $   0.83    $    4.51    $    1.54

    Weighted average number of shares - basic                                          40,384      40,000       40,346       35,015
    Weighted average number of shares - diluted                                        40,886      40,445       40,849       35,476

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                 (In thousands)

                                                                                                      Accumulated
                                                                           Additional                    Other            Total
                                                     Preferred    Common    Paid-in     Retained     Comprehensive    Stockholders'
                                                       Stock      Stock     Capital     Earnings         Loss            Equity
                                                     ----------   ------   ----------   ---------    -------------    -------------
Balance at January 1, 2004                           $       --   $  252   $  281,432   $ 121,029    $      (4,743)   $     397,970
                                                     ----------   ------   ----------   ---------    -------------    -------------
Comprehensive income:
  Net income                                                 --       --           --      54,705               --           54,705
  Net change in unrealized loss on
    mortgage-backed securities available for sale            --       --           --          --          (51,165)         (51,165)
  Net change in unrealized gain on cash flow
    hedges, net of amortization                              --       --           --          --            5,355            5,355
                                                                                                                      -------------
Comprehensive income                                                                                                          8,895
  Issuance of common stock - offering                        --      144      339,647          --               --          339,791
  Issuance of common stock - earnouts                        --        2        4,692          --               --            4,694
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                     --        3        1,833          --               --            1,836
  Tax benefit from stock options exercised                   --       --        1,599          --               --            1,599
  Dividends declared on common stock                         --       --           --     (41,219)              --          (41,219)
                                                     ----------   ------   ----------   ---------    -------------    -------------
Balance at June 30, 2004                             $       --   $  401   $  629,203   $ 134,515    $     (50,553)   $     713,566
                                                     ==========   ======   ==========   =========    =============    =============

Balance at January 1, 2005                           $  134,040   $  403   $  631,530   $  99,628    $     (39,339)   $     826,262
                                                     ----------   ------   ----------   ---------    -------------    -------------
Comprehensive income:
  Net income                                                 --       --           --     190,880               --          190,880
  Net change in unrealized loss on
    mortgage-backed securities available for sale            --       --           --          --          (17,534)         (17,534)
  Net change in unrealized gain on cash flow
    hedges, net of amortization                              --       --           --          --           12,573           12,573
                                                                                                                      -------------
Comprehensive income                                                                                                        185,919
  Issuance of common stock - earnouts                        --        2        5,851          --               --            5,853
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                                     --       --        1,214          --               --            1,214
  Dividends declared on Series A preferred stock             --       --           --      (2,620)              --           (2,620)
  Dividends declared on Series B preferred stock             --       --           --      (3,990)              --           (3,990)
  Dividends declared on common stock                         --       --           --     (59,456)              --          (59,456)
                                                     ----------   ------   ----------   ---------    -------------    -------------
Balance at June 30, 2005                             $  134,040   $  405   $  638,595   $ 224,442    $     (44,300)   $     953,182
                                                     ==========   ======   ==========   =========    =============    =============

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                             Three Months Ended               Six Months Ended
                                                                                  June 30,                       June 30,
                                                                        ---------------------------    ----------------------------

                                                                            2005            2004           2005            2004
                                                                        ------------    -----------    ------------    ------------
Cash flows from operating activities:
Net income                                                              $     65,500    $    33,482    $    190,880    $     54,705
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                                  2,739          1,988           5,178           3,965
Amortization and impairment of mortgage servicing rights                      33,230            512          38,312          20,442
Accretion and amortization of mortgage-backed securities, net                 (1,169)         7,208           3,424          10,160
Deferred cash flow hedge gain, net of amortization                             1,738          1,871          18,790           2,286
Loss (gain) on sales of mortgage-backed securities and derivatives               447          4,246           3,783          (2,459)
Unrealized (gain) loss on mortgage-backed securities                          (4,533)        20,976          46,470          10,759
Unrealized loss (gain) on free standing derivatives                           25,903        (41,451)        (14,409)        (41,451)
Additions to mortgage servicing rights on securitized loans                  (62,629)       (22,514)       (142,340)        (32,377)
Additions to mortgage servicing rights on sold loans                          (4,027)        (6,297)         (6,374)        (12,099)
(Increase) decrease in interest rate lock commitments                         (6,264)        21,613          (6,054)         11,623
(Increase) decrease in mortgage loan basis adjustments                       (10,584)        15,684          20,370          20,324
Other                                                                         (2,155)         2,856            (978)            352
(Increase) decrease in operating assets:
      Accounts receivable and servicing advances                             (13,540)       (20,063)            143         (16,178)
      Other assets                                                            28,147         (1,575)         35,861             128
Increase (decrease) in operating liabilities:
      Accrued expenses and other liabilities                                  (1,269)        41,252          20,163          33,160
      Income taxes payable                                                    (6,497)       (12,561)         (6,589)        (25,674)
      Forward delivery contracts                                              13,930          9,249           4,335           3,440

Origination of mortgage loans held for sale                              (10,647,029)    (6,619,642)    (17,902,429)    (11,032,816)
Proceeds from sales and repayments of mortgage loans                       4,457,519      4,643,542       7,538,314       7,935,552
Proceeds from securitizations and repayments of mortgage loans             5,855,914      1,876,443      13,192,526       2,845,879
Additions to mortgage-backed securities                                     (466,522)    (1,470,246)     (3,306,781)     (2,367,568)
Proceeds from sales of mortgage-backed securities                          1,104,227        121,454       1,104,227         145,315
Principal repayments of mortgage-backed securities                           195,711         72,697         320,670          86,431
                                                                        ------------    -----------    ------------    ------------
      Net cash provided by (used in) operating activities                    558,787     (1,319,276)      1,157,492      (2,346,101)
                                                                        ------------    -----------    ------------    ------------

Cash flows from investing activities:
Purchases of premises and equipment                                           (8,194)        (5,295)        (15,043)         (6,768)
Origination of mortgage loans held for investment                           (133,757)            --        (133,757)             --
Purchases of mortgage-backed securities                                     (933,929)    (2,557,318)       (933,929)     (4,651,419)
Proceeds from sales of mortgage-backed securities                             20,962        208,283       1,154,951         905,551
Principal repayments of mortgage-backed securities                           361,049        218,826         729,720         268,811
Other                                                                             --            109              --            (244)
                                                                        ------------    -----------    ------------    ------------
      Net cash (used in) provided by investing activities                   (693,869)    (2,135,395)        801,942      (3,484,069)
                                                                        ------------    -----------    ------------    ------------

Cash flows from financing activities:
Increase (decrease) in warehouse lines of credit, net                          7,011       (579,389)        (70,086)       (449,304)
(Decrease) increase in reverse repurchase agreements, net                   (382,537)     3,018,565        (733,538)      5,069,179
Decrease in collateralized debt obligations                                       --             --      (2,022,218)             --
Increase in payable for securities purchased                                      --        289,262              --         164,208
Increase in commercial paper, net                                            433,302      1,047,036         761,894       1,047,036
(Decrease) increase in drafts payable, net                                    (1,853)        21,990             338          60,675
Increase in trust preferred securities                                        48,414             --          48,414              --
Proceeds from issuance of common stock                                           587            329             898         342,211
Dividends paid                                                               (31,950)        (7,575)        (60,881)        (30,647)
Increase in notes payable, net                                                96,721            814         120,299           7,582
                                                                        ------------    -----------    ------------    ------------
      Net cash provided by (used in) financing activities                    169,695      3,791,032      (1,954,880)      6,210,940
                                                                        ------------    -----------    ------------    ------------

Net increase in cash and cash equivalents                                     34,613        336,361           4,554         380,770
Cash and cash equivalents, beginning of period                               162,762         97,557         192,821          53,148
                                                                        ------------    -----------    ------------    ------------
Cash and cash equivalents, end of period                                $    197,375    $   433,918    $    197,375    $    433,918
                                                                        ============    ===========    ============    ============
Supplemental disclosure of cash flow information:
Interest paid                                                           $    120,860    $    23,344    $    200,797    $     36,598
Income taxes paid                                                                673             --             788           6,361

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American Home Mortgage Investment Corp. ("AHM Investment") is a mortgage REIT focused on earning net interest income from purchased and self-originated mortgage-backed securities, and through its taxable subsidiaries, on earning income from originating and selling mortgage loans and servicing mortgage loans for institutional investors. Mortgages are originated through a network of loan origination offices as well as through mortgage brokers and are serviced at the Company's Irving, Texas servicing center. As used herein, references to the "Company," "American Home," "we," "our" and "us" refer to AHM Investment collectively with its subsidiaries.

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

The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes all adjustments considered necessary for a fair presentation have been included. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's report on Form 10-K/A for the year ended December 31, 2004.

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

When the fair value of an available for sale security is less than amortized cost, management evaluates whether there is an other than temporary impairment in the value of the security (e.g., whether the security is likely to be sold prior to the recovery of fair value) based on estimated credit losses, prepayment speeds and the length of time in an unrealized loss position. If, in management's assessment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Premiums and discounts on the Company's mortgage-backed securities held in available for sale are amortized to interest income using the level yield method over the estimated life of the security.

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

Mortgage Loans Held for Investment - Mortgage loans held for investment are carried at the aggregate of their remaining unpaid principal balances, less any related charge-offs, net deferred origination costs and allowance for loan losses. Loan fees and direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method.

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

The Company estimates the fair value of its MSRs by obtaining market information from one of the primary MSR brokers. When the book value of capitalized MSRs exceeds its fair value, impairment is recognized through a valuation allowance. In determining impairment, our mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. The Company has determined that the predominant risk characteristic is the interest rate on the underlying loans. The Company measures impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, the Company periodically evaluates its MSRs for other-than-temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. The Company receives a sensitivity analysis of the estimated fair value of its MSRs assuming a 200-basis-point instantaneous increase in interest rates from an independent MSR broker. The fair value estimate includes changes in market assumptions that would be expected given the increase in mortgage rates (e.g., prepayment speeds would be lower). The Company believes this 200-basis-point increase in mortgage rates to be an appropriate threshold for determining the recoverability of the temporary impairment because that size rate increase is foreseeable and consistent with historical mortgage rate fluctuations. When using this instantaneous change in rates, if the fair value of the strata of MSRs is estimated to increase to a point where all of the impairment would be recovered, the impairment is considered to be temporary. When the Company determines that a portion of the MSRs is not recoverable, the related MSRs and the previously established valuation allowance are correspondingly reduced to reflect other than temporary impairment.

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

Collateralized Debt Obligations - The Company has issued adjustable-rate collateralized debt obligations to finance certain portions of its mortgage loans held for sale. The collateralized debt obligations are collateralized by adjustable rate mortgage ("ARM") loans held for sale that have been placed in a trust and bear interest rates that have historically moved in close relationship to the LIBOR. Collateralized debt obligations are accounted for as borrowings and recorded as a liability on the consolidated balance sheet.

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

Drafts Payable - Drafts payable represent outstanding mortgage loan disbursements that the Company has provided to its customers for the purchase of a home. The amounts outstanding do not bear interest and are transferred into one of the Company's warehouse facilities when they are presented to a bank.

Derivative Financial Instruments - The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

Interest Rate Lock Commitments("IRLCs"). The Company's mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs associated with loans expected to be sold or securitized as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before March 31, 2004 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs to originate the loan. In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which provided industry guidance that changed the timing of recognition of the value of MSRs for IRLCs initiated after March 31, 2004. In SAB No. 105, the SEC stated that the value of expected future cash flows related to MSRs should be excluded when determining the fair value of derivative IRLCs. Under the new policy, the value of the expected future cash flows related to MSRs is not recognized until the underlying loans are sold.

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

Loan Origination Fees and Direct Origination Costs - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold. When loans are securitized and held as securities available for sale, net deferred origination costs are amortized over the life of the security using the level-yield method and such amounts are included in interest income. When loans are securitized and held as trading securities, net deferred origination costs are an adjustment to the cost of the security and such amounts affect the amount recorded as unrealized gain on mortgage-backed securities and derivatives. Gain on sales of mortgage loans and salaries, commissions and benefits have been reduced by $65.2 million and $47.8 million due to direct loan origination costs, including commission costs, incurred for the six months ended June 30, 2005 and 2004, respectively.

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

The following table presents pro forma net income available to common shareholders, basic earnings per share and diluted earnings per share had compensation cost been determined based on the fair value at the grant dates for awards under the Plan:

                                                                                     Three Months                Six Months
                                                                                    Ended June 30,             Ended June 30,
                                                                              ------------------------    -------------------------
(In thousands, except per share data)                                            2005          2004           2005          2004
                                                                              ----------    ----------    -----------    ----------
Net income available to common
  shareholders - as reported                                                  $   62,196    $   33,482    $   184,271    $   54,705

Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects                                   (342)         (179)          (685)         (366)
                                                                              ----------    ----------    -----------    ----------

Net income available to common
  shareholders - pro forma                                                    $   61,854    $   33,303    $   183,586    $   54,339
                                                                              ==========    ==========    ===========    ==========

Earnings per share:
    Basic - as reported                                                       $     1.54    $     0.84    $      4.57    $     1.56
    Basic - pro forma                                                         $     1.53    $     0.83    $      4.55    $     1.55

    Diluted - as reported                                                     $     1.52    $     0.83    $      4.51    $     1.54
    Diluted - pro forma                                                       $     1.51    $     0.82    $      4.49    $     1.53


In December 2004, the FASB issued SFAS 123 (Revised 2004), "Share-Based Payment"("SFAS 123R"). SFAS 123R requires compensation cost related to share-based payments to employees to be recognized in the financial statements based on their fair value. In April 2005, the SEC issued a rule which delays the required effective date to the beginning of an entity's fiscal year which begins after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006, using the modified prospective method of transition. This method requires the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. The Company will adopt this statement when effective and is currently evaluating the impact. The impact, had the Company adopted the fair-value based method under existing guidance, is shown in the table above.

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

Recently Issued Accounting Standards - Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") was ratified by the FASB in March 2004. EITF 03-1 addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. In September 2004, the Financial Accounting Standards Board ("FASB") delayed the effective date of the portion of EITF 03-1 that relates to measuring and recognizing other-than-temporary impairment until implementation guidance was finalized. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FASB Staff Position ("FSP") EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF 03-1, and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities available for sale as of June 30, 2005 and December 31, 2004:

                                                                                              June 30, 2005
                                                                   -----------------------------------------------------------------
                                                                                   Gross Unrealized   Gross Unrealized
                                                                   Adjusted Cost        Gains              Losses         Fair Value
                                                                   -------------   ----------------   ----------------    ----------
(In thousands)

Agency securities                                                  $     187,477   $              6   $         (4,417)   $  183,066

Privately issued:
  Rated                                                                3,031,091                769            (23,311)    3,008,549
  Unrated                                                                  9,720                 --                 --         9,720
                                                                   -------------   ----------------   ----------------    ----------
Securities available for sale                                      $   3,228,288   $            775   $        (27,728)   $3,201,335
                                                                   =============   ================   ================    ==========

                                                                                             December 31, 2004
                                                                   -----------------------------------------------------------------
                                                                                   Gross Unrealized   Gross Unrealized
                                                                   Adjusted Cost        Gains              Losses         Fair Value
                                                                   -------------   ----------------   ----------------    ----------
(In thousands)

Agency securities                                                  $     620,196   $             17   $         (7,700)   $  612,513

Privately issued:
  Rated                                                                3,584,211             10,791            (12,527)    3,582,475
  Unrated                                                                 15,952                 --                 --        15,952
                                                                   -------------   ----------------   ----------------    ----------
Securities available for sale                                      $   4,220,359   $         10,808   $        (20,227)   $4,210,940
                                                                   =============   ================   ================    ==========

The following table presents the Company's securities available for sale in an unrealized loss position as of June 30, 2005 and December 31, 2004:

                                                                                    June 30, 2005
                                                 -----------------------------------------------------------------------------------
                                                    Less Than 12 Months           12 Months or More                 Total
                                                 -------------------------    -------------------------    ------------------------
                                                                  Gross                        Gross                       Gross
                                                               Unrealized                   Unrealized                   Unrealized
                                                 Fair Value      Losses       Fair Value      Losses       Fair Value      Losses
                                                 -----------   -----------    -----------   -----------    -----------   ----------
(In thousands)
Agency securities                                $     1,581   $       (23)   $   179,056   $    (4,394)   $   180,637   $   (4,417)

Privately issued:
  Rated                                            1,862,334       (11,471)       598,090       (11,840)     2,460,424      (23,311)
                                                 -----------   -----------    -----------   -----------    -----------   ----------
Securities available for sale                    $ 1,863,915   $   (11,494)   $   777,146   $   (16,234)   $ 2,641,061   $  (27,728)
                                                 ===========   ===========    ===========   ===========    ===========   ==========

                                                                                  December 31, 2004
                                                 ----------------------------------------------------------------------------------
                                                    Less Than 12 Months           12 Months or More                Total
                                                 -------------------------    -------------------------    ------------------------
                                                                  Gross                        Gross                       Gross
                                                               Unrealized                   Unrealized                   Unrealized
                                                 Fair Value      Losses       Fair Value      Losses       Fair Value      Losses
                                                 -----------   -----------    -----------   -----------    -----------   ----------
(In thousands)
Agency securities                                $   608,730   $    (7,700)   $        --   $        --    $   608,730   $   (7,700)

Privately issued:
  Rated                                            1,861,777       (12,527)            --            --      1,861,777      (12,527)
                                                 -----------   -----------    -----------   -----------    -----------   ----------
Securities available for sale                    $ 2,470,507   $   (20,227)   $        --   $        --    $ 2,470,507   $  (20,227)
                                                 ===========   ===========    ===========   ===========    ===========   ==========


The following table presents the Company's mortgage-backed trading securities as of June 30, 2005 and December 31, 2004:

                                   June 30, 2005   December 31, 2004
                                   -------------   -----------------
                                     Fair Value       Fair Value
                                   -------------   -----------------
              (In thousands)

              Privately issued:
                Rated                $3,475,018       $1,751,335
                Unrated                 241,633           54,591
                                   -------------   -----------------
              Trading securities     $3,716,651       $1,805,926
                                   =============   =================


During the three months ended June 30, 2005, the Company recorded $21.5 million in unrealized gains on trading securities that related to trading securities held at June 30, 2005.

During the six months ended June 30, 2005, the Company recorded $44.8 million in unrealized gains on trading securities that related to trading securities held at June 30, 2005.

During the three months ended June 30, 2005, the Company sold $1.1 billion of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $4.2 million in gains. The $1.1 billion of mortgage-backed securities sold were primarily self-originated. During the three months ended June 30, 2005, the Company securitized and held in its portfolio $463 million of mortgage-backed securities.

During the six months ended June 30, 2005, the Company sold $2.3 billion of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $0.9 million in gains. During the six months ended June 30, 2005, the Company securitized and held in its portfolio $3.2 billion of mortgage-backed securities.

The Company's mortgage-backed securities held at June 30, 2005 are primarily either agency obligations or are rated AAA or AA by Standard & Poor's.

The Company has credit exposure on $15.5 billion and $3.9 billion of loans it has securitized privately as of June 30, 2005 and December 31, 2004, respectively. The following table summarizes the loan delinquency information as of June 30, 2005 and December 31, 2004:

                                                         June 30, 2005
                                    -------------------------------------------------------------
              (Dollars in thousands)

                                                                 Percentage of     Percentage of
              Delinquency Status    Loan Count   Loan Balance   Total Portfolio    Total Assets
              -------------------   ----------   ------------   ---------------    -------------
              60 to 89 days                 96   $     16,695              0.11%            0.17%
              90 and greater days           60         11,203              0.07%            0.11%
              Foreclosure                  134         34,237              0.22%            0.35%
                                    ----------   ------------   ---------------    -------------
                                           290   $     62,135              0.40%            0.63%
                                    ==========   ============   ===============    =============

                                                        December 31, 2004
                                    --------------------------------------------------------------
              (Dollars in thousands)

                                                                  Percentage of     Percentage of
              Delinquency Status    Loan Count   Loan Balance    Total Portfolio    Total Assets
              -------------------   ----------   ------------    ---------------    -------------
              60 to 89 days                  6   $      2,018               0.05%            0.02%
              90 and greater days            2            418               0.01%              --%
              Foreclosure                   48         13,666               0.35%            0.12%
                                    ----------   ------------    ---------------    -------------
                                            56   $     16,102               0.41%            0.14%
                                    ==========   ============    ===============    =============

As of June 30, 2005, the fair value of residual assets from securitizations reported in mortgage-backed securities was $333.8 million. The significant assumptions used in estimating the fair value of residual cash flows as of June 30, 2005 were as follows:

                                                                   June 30, 2005
                                                                   -------------
Weighted-average prepayment speed (CPR)                                26.85%
Weighted-average discount rate                                         17.84%
Weighted-average default rate                                           0.55%

NOTE 3 - MORTGAGE LOANS,  NET

The following table presents the Company's mortgage loans held for sale, net, as of June 30, 2005 and December 31, 2004:

                                                        June 30,    December 31,
      (In thousands)                                      2005          2004
      ---------------------------------                ----------   ------------
      Mortgage loans held for sale                     $1,948,640   $  4,815,749
      SFAS No. 133 basis adjustments                          981             40
      Deferred origination costs, net                      15,453         37,605

                                                       ----------   ------------
      Mortgage loans held for sale, net                $1,965,074   $  4,853,394
                                                       ==========   ============


During the three months ended June 30, 2005, the Company sold non-securitized mortgage loans to third parties totaling $4.5 billion and realized $77.4 million in gains.

During the six months ended June 30, 2005, the Company sold non-securitized mortgage loans to third parties totaling $7.6 billion and realized $112.6 million in gains.

During the three months ended June 30, 2005, the Company securitized mortgage loans totaling $5.8 billion, of which $5.4 billion were sold, and realized $104.4 million in gains.

During the six months ended June 30, 2005, the Company securitized mortgage loans totaling $13.1 billion, of which $9.9 billion were sold, and realized $174.3 million in gains.

The following table presents the Company's mortgage loans held for investment, net, as of June 30, 2005:

                                          June 30,
(In thousands)                              2005
                                          --------
Mortgage loans held for investment        $133,757
Deferred origination costs, net                840
                                          --------
Mortgage loans held for investment, net   $134,597
                                          ========

NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of June 30, 2005 and December 31, 2004:

                                                         June 30,   December 31,
(In thousands)                                             2005         2004
                                                         --------   ------------
Derivative Assets
Interest rate lock commitments                           $ 18,079   $     12,025
Interest rate swaps                                         6,606          9,192
Interest rate caps - free standing derivatives                289          1,459
Interest rate swaps - free standing derivatives            10,782          2,127
                                                         --------   ------------
Derivative assets                                        $ 35,756   $     24,803
                                                         ========   ============

Derivative Liabilities
Forward delivery contracts - Loan commitments            $  3,884   $        896
Forward delivery contracts - Loans held for sale            2,311            964
                                                         --------   ------------
Derivative liabilities                                   $  6,195   $      1,860
                                                         ========   ============


As of June 30, 2005, the notional amount of forward delivery contracts and interest rate swap agreements amounted to approximately $1.8 billion and $3.8 billion, respectively.

As of December 31, 2004, the notional amount of forward delivery contracts and interest rate swap agreements amounted to approximately $954 million and $3.4 billion, respectively.

During the three months ended June 30, 2005, the Company realized $3.6 million in losses on sales of interest rate swap agreements associated with its securitizations of mortgage loans.

During the six months ended June 30, 2005, the Company realized $5.9 million in gains on sales of interest rate swap agreements associated with its securitizations of mortgage loans. These gains are recorded in gain on sales of mortgage-backed securities and derivatives in the consolidated statements of income.

The forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the consolidated balance sheets was insignificant as of June 30, 2005 and December 31, 2004.

As of June 30, 2005, the unrealized loss on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was a loss of $17.3 million. The Company estimates that $7.3 million of this unrealized loss will be reclassified from accumulated other comprehensive loss to interest expense for the twelve months ended June 30, 2006.

NOTE 5 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the three and six months ended June 30, 2005 and 2004:

                                             Three Months               Six Months
                                            Ended June 30,            Ended June 30,
                                        ----------------------    ----------------------
      (In thousands)                       2005         2004         2005         2004
                                        ---------    ---------    ---------    ---------
      Mortgage Servicing Rights:
      Balance at beginning of period    $ 236,931    $ 129,971    $ 163,374    $ 121,652
      Additions                            66,657       28,811      148,715       44,476
      Amortization                        (12,832)      (7,764)     (21,333)     (15,110)
                                        ---------    ---------    ---------    ---------
      Balance at end of period          $ 290,756    $ 151,018    $ 290,756    $ 151,018
                                        ---------    ---------    ---------    ---------

      Impairment Allowance:
      Balance at beginning of period    $  (8,519)   $ (16,452)   $ (11,938)   $  (3,868)
      Impairment (provision) recovery     (20,398)       7,252      (16,979)      (5,332)
                                        ---------    ---------    ---------    ---------
      Balance at end of period          $ (28,917)   $  (9,200)   $ (28,917)   $  (9,200)
                                        ---------    ---------    ---------    ---------

      Mortgage servicing rights, net    $ 261,839    $ 141,818    $ 261,839    $ 141,818
                                        =========    =========    =========    =========

                  Aggregate Amortization Expense
                  ------------------------------
                    Six months ended June 30, 2005      $ 21,333

                  Estimated Amortization Expense
                  ------------------------------
                    Twelve months ended June 30, 2006   $ 58,841
                    Twelve months ended June 30, 2007     46,730
                    Twelve months ended June 30, 2008     34,848
                    Twelve months ended June 30, 2009     26,695
                    Twelve months ended June 30, 2010     21,342
                     Thereafter                          102,300


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

The significant assumptions used in estimating the fair value of MSRs at June 30, 2005 and December 31, 2004 were as follows:

                                                             June 30, 2005    December 31, 2004
                                                             -------------    -----------------
      Weighted-average prepayment speed (PSA)                          378                  316
      Weighted-average discount rate                                 11.83%               10.37%
      Weighted-average default rate                                   3.18%                2.76%

    The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at June 30, 2005 and December 31, 2004:

                                                             June 30, 2005    December 31, 2004
                                                             -------------    -----------------
                                                                  (Dollars in thousands)
      Loan servicing portfolio - loans sold or securitized   $  22,597,126    $      11,955,608
      ARM loans                                                         72%                  60%
      Average loan size                                      $         182    $             156
      Weighted-average servicing fee                                 0.336%               0.348%
      Weighted-average note rate                                      5.62%                5.48%
      Weighted-average remaining term (in months)                      335                  318
      Weighted-average age (in months)                                  13                   20


NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the six months ended June 30, 2005 and 2004:

                                                                 Mortgage-Backed
                                            Loan Origination   Securities Holdings
      (In thousands)                            Segment              Segment           Total
                                            ----------------   --------------------   -------

      Balance at January 1, 2004            $         58,605   $             24,840   $83,445

      Earnouts from previous acquisitions              5,354                     --     5,354

                                            ----------------   --------------------   -------
      Balance at June 30, 2004              $         63,959   $             24,840   $88,799
                                            ================   ====================   =======

      Balance at January 1, 2005            $         66,037   $             24,840   $90,877

      Earnouts from previous acquisitions              7,949                     --     7,949

                                            ----------------   --------------------   -------
      Balance at June 30, 2005              $         73,986   $             24,840   $98,826
                                            ================   ====================   =======


As of December 31, 2004, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.

NOTE 7 - WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit

To originate a mortgage loan, the Company draws against a $3.3 billion Secured Liquidity Note Program, a $1.2 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a facility of $950 million with Bear Stearns, a $700 million bank syndicated facility led by Bank of America (which includes a $175 million term loan facility which the Company uses to finance its MSRs), a $500 million facility with IXIS Real Estate Capital Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), a facility of $500 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $500 million with Lehman Brothers, and a facility of $250 million with Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc. ("Greenwich"). The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At June 30, 2005, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of June 30, 2005, borrowings under the working capital line of credit were $21.2 million.

The following table presents the amounts outstanding on the Company's warehouse lines of credit as of June 30, 2005 and December 31, 2004:

                                       June 30, 2005           December 31, 2004
                                  ----------------------    -----------------------
                                                Weighted                  Weighted
                                  Outstanding   Average     Outstanding   Average
      (Dollars in thousands)        Balance       Rate        Balance       Rate
                                  -----------   --------    -----------   --------
      Calyon                      $   250,502       3.90%   $   249,540       3.05%
      IXIS                            224,754       4.14        207,841       2.81
      Bank of America                 185,190       4.27        244,462       3.53
      UBS                               3,509       3.97             --         --
      Greenwich                         1,742       3.75         33,400       2.89
      Morgan Stanley                       --         --            540       3.06
                                  -----------               -----------

      Warehouse lines of credit   $   665,697       4.08%   $   735,783       3.13%
                                  ===========               ===========


Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and on June 30, 2005 had borrowed funds from seven of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of June 30, 2005, the Company had $6.3 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 3.27% and a weighted-average remaining maturity of two months. As of December 31, 2004, the Company had $7.1 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 2.13% and a weighted-average remaining maturity of three months.

As of June 30, 2005 and December 31, 2004, the Company's reverse repurchase agreements had the following remaining maturities:

                                               June 30,    December 31,
                                                 2005          2004
                                              ----------   ------------
                                                   (In thousands)

              Within 30 days                  $3,589,083   $  3,617,325
              31 to 89 days                    1,762,103      2,050,529
              90 to 365 days                     986,444      1,403,314
                                              ----------   ------------
              Reverse repurchase agreements   $6,337,630   $  7,071,168
                                              ==========   ============


The Company's average reverse repurchase agreements outstanding were $6.3 billion and $4.5 billion for the three months ended June 30, 2005 and 2004, respectively.

The Company's average reverse repurchase agreements outstanding were $6.6 billion and $3.1 billion for the six months ended June 30, 2005 and 2004, respectively.


Commercial Paper
----------------

In May 2004, the Company formed a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of the Company's mortgage loans held for sale. The special purpose entity allows for issuance of short-term notes with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating the LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $3.3 billion at June 30, 2005.

As of June 30, 2005, the Company had $1.3 billion of SLNs outstanding, with an average interest cost of 3.19%. The SLNs were collateralized by loans held for sale and cash with a balance of $1.3 billion as of June 30, 2005. As of December 31, 2004, the Company had $529.8 million of SLNs outstanding, with an average interest cost of 2.51%. The SLNs were collateralized by loans held for sale and cash with a balance of $550.0 million as of December 31, 2004.

The Company's commercial paper had the following remaining maturities as of June 30, 2005 and December 31, 2004 :

                                  June 30,    December 31,
                                    2005          2004
                                 ----------   ------------
                                      (In thousands)

              Within 30 days     $1,228,391   $    529,790
              31 to 89 days          63,293             --
                                 ----------   ------------
              Commercial paper   $1,291,684   $    529,790
                                 ==========   ============


NOTE 8 - COLLATERALIZED DEBT OBLIGATIONS

In December of 2004, the Company transferred $3.5 billion of its mortgage loans held for sale to American Home Mortgage Investment Trust 2004-4 (the "Trust") in a securitization transaction. This securitization transaction was accounted for as a financing of the mortgage loans held for sale. The Company financed the transaction by issuing $2.0 billion of collateralized debt obligations, which were collateralized by loans held for sale transferred to the Trust. This securitization transaction qualified for sale treatment under Statement of Financial Accounting Standards No. 140 in the first quarter of 2005, and consequently the Company had no collateralized debt obligations as of March 31, 2005. As of June 30, 2005, the Company had no collateralized debt obligations. As of December 31, 2004, the collateralized debt obligations had a balance of $2.0 billion and an effective interest cost of 3.16%. As of December 31, 2004, the collateralized debt obligations were collateralized by mortgage loans held for sale of $2.0 billion.

NOTE 9 - COMMON STOCK AND PREFERRED STOCK

Under our charter, our Board of Directors is authorized to issue 110,000,000 shares of stock, of which up to 100,000,000 shares may be common stock and up to 10,000,000 shares may be preferred stock. As of June 30, 2005, there were 40,538,479 shares of common stock issued and outstanding, 2,150,000 shares of our 9.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred") issued and outstanding and 3,450,000 shares of our 9.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred") issued and outstanding.

During the three months ended June 30, 2005, the Company declared a dividend totaling $30.8 million, or $0.76 per common share, which was paid on July 27, 2005. During the three months ended June 30, 2004, the Company declared a dividend totaling $24.5 million, or $0.61 per common share, which was paid on July 14, 2004.

During the six months ended June 30, 2005, the Company declared dividends totaling $59.5 million, or $1.47 per common share.

During the six months ended June 30, 2004, the Company declared dividends totaling $41.2 million, or $1.16 per common share.

During the three months ended June 30, 2005, the Company declared a dividend of $1.3 million, or $0.609375 per Series A Preferred share, which is payable on August 1, 2005.

During the six months ended June 30, 2005, the Company declared dividends of $2.6 million, or $1.21875 per Series A Preferred share.

During the three months ended June 30, 2005, the Company declared a dividend of $2.0 million, or $0.578125 per Series B Preferred share, which is payable on August 1, 2005.

During the six months ended June 30, 2005, the Company declared dividends of $4.0 million, or $1.15625 per Series B Preferred share.


NOTE 10 - INCOME TAXES

A reconciliation of the statutory income tax provision to the effective income tax benefit is as follows:

                                                         Three Months Ended June 30,                Six Months Ended June 30,
                                                   --------------------------------------    --------------------------------------
(Dollars in thousands)                                    2005                 2004                 2005                 2004
                                                   -----------------    -----------------    -----------------    -----------------

Tax provision at statutory rate                    $ 21,579    35.0%    $  7,334    35.0%    $ 65,459    35.0%    $ 13,427    35.0%
Non-taxable REIT income                             (26,050)  (42.2)     (18,138)  (86.6)     (69,852)  (37.4)     (27,494)  (71.7)
State and local taxes, net of
  federal income tax benefit                           (222)   (0.4)      (2,084)   (9.9)        (300)   (0.2)      (2,635)   (6.9)
Other                                                   842     1.4          370     1.8          842     0.5          370     1.0
                                                   --------    ----     --------    ----     --------    ----     --------    ----
Income tax benefit                                 $ (3,851)   (6.2)%   $(12,518)  (59.7)%   $ (3,851)   (2.1)%   $(16,332)  (42.6)%
                                                   ========    ====     ========    ====     ========    ====     ========    ====

The major sources of temporary differences and their deferred tax effect at June 30, 2005 and December 31, 2004 are as follows:

                                                                    June 30,   December 31,
                                                                      2005         2004
                                                                    --------   ------------
                                                                       (In thousands)
              Deferred tax liabilities:
                  Capitalized cost of mortgage servicing rights     $116,242   $     82,399
                  Loan origination costs                              14,035         11,236
                  Depreciation                                         3,083          2,341
                  Deferred state income taxes                            663             --
                                                                    --------   ------------
              Deferred tax liabilities                               134,023         95,976
                                                                    --------   ------------

              Deferred tax assets:
                  Tax loss carryforwards                              77,067         36,384
                  Allowance for bad debts and foreclosure reserve      3,182          2,711
                  Mark-to-market adjustments                           5,223            811
                  Deferred state income taxes                             --            353
                  Broker fees                                          1,498            528
                  AMT Credit                                           1,745             --
                  Other                                                  450            847
                                                                    --------   ------------
              Deferred tax assets                                     89,165         41,634
                                                                    --------   ------------

              Net deferred tax liabilities                          $ 44,858   $     54,342
                                                                    ========   ============

In June 2002, American Home Mortgage Holdings Inc. ("AHM Holdings"), currently a wholly owned subsidiary of AHM Investment, acquired all of the outstanding stock of American Home Mortgage Servicing, Inc. ("AHM Servicing") (formerly known as Columbia National, Incorporated). The acquisition was accounted for under the purchase method of accounting for financial statement purposes. For federal income tax purposes, the historical basis of the assets and liabilities were carried over to AHM Holdings. AHM Servicing has approximately $40 million of separate company net operating loss carryforwards which begin to expire in 2008. In addition, AHM Holdings has approximately $130 million of federal and approximately $229 million of state net operating loss carryforwards which begin to expire in 2024 and 2009, respectively.

At June 30, 2005 and December 31, 2004, no valuation allowance has been established against deferred tax assets since it is more likely than not that the deferred tax assets will be realized.

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

NOTE 11 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

                                                                                       Three Months               Six Months
                                                                                       Ended June 30,            Ended June 30,
                                                                                  -----------------------   ------------------------
(Dollars in thousands, except per share amounts)                                     2005         2004         2005          2004
                                                                                  ----------   ----------   ----------   -----------
Numerator for basic earnings per share - Net income
  available to common shareholders                                                $   62,196   $   33,482   $  184,271   $    54,705
                                                                                  ==========   ==========   ==========   ===========

Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                                                 40,383,799   40,000,162   40,345,919    35,015,205

  Net effect of dilutive stock options                                               502,464      445,015      502,703       461,088
                                                                                  ----------   ----------   ----------   -----------

Denominator for diluted earnings per share                                        40,886,263   40,445,177   40,848,622    35,476,293
                                                                                  ==========   ==========   ==========   ===========

Net income per share available to common shareholders:

  Basic                                                                           $     1.54   $     0.84   $     4.57   $      1.56
                                                                                  ==========   ==========   ==========   ===========
  Diluted                                                                         $     1.52   $     0.83   $     4.51   $      1.54
                                                                                  ==========   ==========   ==========   ===========


NOTE 12 - STOCK OPTION PLANS

In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). Pursuant to the Plan, eligible employees, officers and directors may be offered the opportunity to acquire the Company's common stock through the grant of options and the award of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 4,000,000 shares of common stock. The Plan provides for the granting of options at the fair market value on the date of grant. The options issued primarily vest 50% on the two-year anniversary of the grant date and 50% on the three-year anniversary of the grant date, and expire ten years from the grant date.

As of June 30, 2005, the Company has awarded 211,410 shares of restricted stock under the Plan. During the three months ended June 30, 2005 and 2004, the Company recognized compensation expense of $174 thousand and $336 thousand, respectively, relating to shares of restricted stock granted under the Plan. During the six months ended June 30, 2005 and 2004, the Company recognized compensation expense of $315 thousand and $524 thousand, respectively, relating to shares of restricted stock granted under the Plan. At June 30, 2005, 133,463 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

For options granted under the Plan, there was no intrinsic value of the options when granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the six months ended June 30, 2005 and 2004.

There were 90,000 and 357,419 options granted under the Plan in the three months and six months ended June 30, 2005, with weighted-average exercise prices of $31.74 and $32.58, in the three months and six months ended June 30, 2005, respectively. The weighted-average fair value per share of options granted during the three months and six months ended June 30, 2005 was $3.83 and $3.75, respectively.

There were 251,813 and 425,134 options granted under the Plan in the three months and six months ended June 30, 2004, with weighted-average exercise prices of $22.67 and $22.61, in the three months and six months ended June 30, 2004, respectively. The weighted-average fair value per share of options granted during the three months and six months ended June 30, 2004 was $4.69 and $5.12, respectively.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                                           Three Months         Six Months
                                          Ended June 30,      Ended June 30,
                                        -----------------   -----------------
                                          2005      2004      2005      2004
                                        -------   -------   -------   -------
              Dividend yield              8.9%      9.0%      9.1%      8.1%
              Expected volatility        29.4%     44.0%     28.7%     47.3%
              Risk-free interest rate     5.0%      5.0%      5.0%      5.0%
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

                                                                                      Three Months Ended June 30, 2005
                                                                         -----------------------------------------------------------
                                                                                               (In thousands)

                                                                         Mortgage-Backed
                                                                           Securities          Loan          Loan
                                                                            Holdings        Origination    Servicing
                                                                             Segment          Segment       Segment        Total
                                                                         ---------------    -----------    ---------    -----------
Net interest income:
Interest income                                                          $        77,041    $    58,277    $      --    $   135,318
Interest expense                                                                 (52,238)       (36,127)      (1,971)       (90,336)
                                                                         ---------------    -----------    ---------    -----------
  Total net interest income                                                       24,803         22,150       (1,971)        44,982
                                                                         ---------------    -----------    ---------    -----------

Non-interest income:
Gain on sales of mortgage loans                                                       --         77,377           --         77,377
Gain on sales of current period securitized mortgage loans                            --        104,377           --        104,377
Gain (loss) on sales of mortgage-backed securities and derivatives                 4,246         (3,626)          --            620
Unrealized (loss) gain on mortgage-backed securities and derivatives             (14,755)         4,463           --        (10,292)

Loan servicing fees                                                                   --             --       16,970         16,970
Amortization of mortgage servicing rights                                             --             --      (12,832)       (12,832)
Impairment provision of mortgage servicing rights                                     --             --      (20,398)       (20,398)
                                                                         ---------------    -----------    ---------    -----------
  Net loan servicing loss                                                             --             --      (16,260)       (16,260)

Other non-interest income                                                             --          1,945          598          2,543
                                                                         ---------------    -----------    ---------    -----------
  Total non-interest income                                                      (10,509)       184,536      (15,662)       158,365
                                                                         ---------------    -----------    ---------    -----------

Non-interest expenses:
  Salaries, commissions and benefits, net                                          3,493         87,837        3,529         94,859
  Occupancy and equipment                                                              1         14,118          278         14,397
  Data processing and communications                                                  20          5,766          171          5,957
  Office supplies and expenses                                                        --          5,214          443          5,657
  Marketing and promotion                                                             --          5,091           35          5,126
  Travel and entertainment                                                             5          5,158          264          5,427
  Professional fees                                                                1,049          2,063          320          3,432
  Other                                                                            2,043          3,881          919          6,843
                                                                         ---------------    -----------    ---------    -----------
    Total non-interest expenses                                                    6,611        129,128        5,959        141,698
                                                                         ---------------    -----------    ---------    -----------

Net income before income tax expense (benefit)                                     7,683         77,558      (23,592)        61,649
                                                                         ---------------    -----------    ---------    -----------

Income tax expense (benefit)                                                          --          4,998       (8,849)        (3,851)

                                                                         ---------------    -----------    ---------    -----------
Net income                                                               $         7,683    $    72,560    $ (14,743)   $    65,500
                                                                         ===============    ===========    =========    ===========

Dividends on preferred stock                                                       3,304             --           --          3,304

                                                                         ---------------    -----------    ---------    -----------
Net income available to common shareholders                              $         4,379    $    72,560    $ (14,743)   $    62,196
                                                                         ===============    ===========    =========    ===========

                                                                                               June 30, 2005
                                                                         -----------------------------------------------------------

Segment assets                                                           $     7,018,101    $ 2,460,260    $ 332,553    $ 9,810,914
                                                                         ===============    ===========    =========    ===========

                                                                                     Three Months Ended June 30, 2004
                                                                        ------------------------------------------------------------
                                                                                             (in thousands)

                                                                        Mortgage-Backed
                                                                          Securities          Loan          Loan
                                                                           Holdings        Origination    Servicing
                                                                            Segment          Segment       Segment        Total
                                                                        ---------------    -----------    ---------    ------------
Net interest income:
Interest income                                                         $        41,189    $    28,810    $      --    $     69,999
Interest expense                                                                (30,490)       (18,522)        (901)        (49,913)
                                                                        ---------------    -----------    ---------    ------------
  Total net interest income                                                      10,699         10,288         (901)         20,086
                                                                        ---------------    -----------    ---------    ------------

Non-interest income:
Gain on sales of mortgage loans                                                      --         17,141           --          17,141
Gain on sales of current period securitized mortgage loans                           --          7,803           --           7,803
Loss on sales of mortgage-backed securities and derivatives                      (1,322)            --           --          (1,322)
Unrealized gain on mortgage-backed securities and derivatives                    12,006         24,057           --          36,063

Loan servicing fees                                                                  --             --        8,730           8,730
Amortization of mortgage servicing rights                                            --             --       (7,764)         (7,764)
Impairment recovery of mortgage servicing rights                                     --             --        7,252           7,252
                                                                        ---------------    -----------    ---------    ------------
  Net loan servicing fees                                                            --             --        8,218           8,218

Other non-interest income                                                            --          1,226           --           1,226
                                                                        ---------------    -----------    ---------    ------------
  Total non-interest income                                                      10,684         50,227        8,218          69,129
                                                                        ---------------    -----------    ---------    ------------

Non-interest expenses:
  Salaries, commissions and benefits, net                                            54         41,457        1,185          42,696
  Occupancy and equipment                                                            --          7,898          110           8,008
  Data processing and communications                                                  4          3,250           84           3,338
  Office supplies and expenses                                                       --          2,947          268           3,215
  Marketing and promotion                                                            --          2,193            3           2,196
  Travel and entertainment                                                           --          2,876           11           2,887
  Professional fees                                                                 136          1,458          235           1,829
  Other                                                                           2,028          1,129          925           4,082
                                                                        ---------------    -----------    ---------    ------------
    Total non-interest expenses                                                   2,222         63,208        2,821          68,251
                                                                        ---------------    -----------    ---------    ------------

Net income before income tax (benefit) expense                                   19,161         (2,693)       4,496          20,964
                                                                        ---------------    -----------    ---------    ------------

Income tax (benefit) expense                                                         --        (14,492)       1,974         (12,518)

                                                                        ---------------    -----------    ---------    ------------
Net income                                                              $        19,161    $    11,799    $   2,522    $     33,482
                                                                        ===============    ===========    =========    ============

Dividends on preferred stock                                                         --             --           --              --

                                                                        ---------------    -----------    ---------    ------------
Net income available to common shareholders                             $        19,161    $    11,799    $   2,522    $     33,482
                                                                        ===============    ===========    =========    ============

                                                                                              December 31, 2004
                                                                        ------------------------------------------------------------

Segment assets                                                          $     6,136,642    $ 5,194,387    $ 224,768    $ 11,555,797
                                                                        ===============    ===========    =========    ============

                                                                                       Six Months Ended June 30, 2005
                                                                         -----------------------------------------------------------
                                                                                               (In thousands)

                                                                         Mortgage-Backed
                                                                           Securities          Loan          Loan
                                                                            Holdings        Origination    Servicing
                                                                             Segment          Segment       Segment        Total
                                                                         ---------------    -----------    ---------    -----------
Net interest income:
Interest income                                                          $       135,346    $   146,866    $      --    $   282,212
Interest expense                                                                 (91,223)       (83,862)      (3,342)      (178,427)
                                                                         ---------------    -----------    ---------    -----------
  Total net interest income                                                       44,123         63,004       (3,342)       103,785
                                                                         ---------------    -----------    ---------    -----------

Non-interest income:
Gain on sales of mortgage loans                                                       --        112,630           --        112,630
Gain on sales of current period securitized mortgage loans                            --        174,296           --        174,296
Gain on sales of mortgage-backed securities and derivatives                          909          5,843           --          6,752
Unrealized gain on mortgage-backed securities and derivatives                      2,085         45,122           --         47,207

Loan servicing fees                                                                   --             --       28,282         28,282
Amortization of mortgage servicing rights                                             --             --      (21,333)       (21,333)
Impairment provision of mortgage servicing rights                                     --             --      (16,979)       (16,979)
                                                                         ---------------    -----------    ---------    -----------
  Net loan servicing loss                                                             --             --      (10,030)       (10,030)

Other non-interest income                                                             --          2,608        1,401          4,009
                                                                         ---------------    -----------    ---------    -----------
  Total non-interest income                                                        2,994        340,499       (8,629)       334,864
                                                                         ---------------    -----------    ---------    -----------


Non-interest expenses:
  Salaries, commissions and benefits, net                                          4,569        153,441        5,324        163,334
  Occupancy and equipment                                                              3         26,660          405         27,068
  Data processing and communications                                                  42         11,580          285         11,907
  Office supplies and expenses                                                         1          9,339          746         10,086
  Marketing and promotion                                                              2          9,193           61          9,256
  Travel and entertainment                                                             5          9,001          349          9,355
  Professional fees                                                                2,022          4,307          573          6,902
  Other                                                                            4,605          6,316        2,791         13,712
                                                                         ---------------    -----------    ---------    -----------
    Total non-interest expenses                                                   11,249        229,837       10,534        251,620
                                                                         ---------------    -----------    ---------    -----------

Net income before income tax expense (benefit)                                    35,868        173,666      (22,505)       187,029
                                                                         ---------------    -----------    ---------    -----------

Income tax expense (benefit)                                                          --          4,998       (8,849)        (3,851)

                                                                         ---------------    -----------    ---------    -----------
Net income                                                               $        35,868    $   168,668    $ (13,656)   $   190,880
                                                                         ===============    ===========    =========    ===========

Dividends on preferred stock                                                       6,609             --           --          6,609

                                                                         ---------------    -----------    ---------    -----------
Net income available to common shareholders                              $        29,259    $   168,668    $ (13,656)   $   184,271
                                                                         ===============    ===========    =========    ===========

                                                                                               June 30, 2005
                                                                         -----------------------------------------------------------

Segment assets                                                           $     7,018,101    $ 2,460,260    $ 332,553    $ 9,810,914
                                                                         ===============    ===========    =========    ===========

                                                                                       Six Months Ended June 30, 2004
                                                                       -------------------------------------------------------------
                                                                                               (in thousands)

                                                                       Mortgage-Backed
                                                                         Securities          Loan          Loan
                                                                          Holdings        Origination    Servicing
                                                                           Segment          Segment       Segment        Total
                                                                       ---------------    -----------    ---------    ------------
Net interest income:
Interest income                                                        $        56,338    $    47,711    $      --    $    104,049
Interest expense                                                               (39,902)       (29,484)      (1,805)        (71,191)
                                                                       ---------------    -----------    ---------    ------------
  Total net interest income                                                     16,436         18,227       (1,805)         32,858
                                                                       ---------------    -----------    ---------    ------------

Non-interest income:
Gain on sales of mortgage loans                                                     --         69,722           --          69,722
Gain on sales of current period securitized mortgage loans                          --          9,659           --           9,659
Gain (loss) on sales of mortgage-backed securities and derivatives               6,188           (878)          --           5,310
Unrealized gain on mortgage-backed securities and derivatives                   16,169         38,803           --          54,972

Loan servicing fees                                                                 --             --       19,048          19,048
Amortization of mortgage servicing rights                                           --             --      (15,110)        (15,110)
Impairment provision of mortgage servicing rights                                   --             --       (5,332)         (5,332)
                                                                       ---------------    -----------    ---------    ------------
  Net loan servicing loss                                                           --             --       (1,394)         (1,394)

Other non-interest income                                                           --          2,204           --           2,204
                                                                       ---------------    -----------    ---------    ------------
  Total non-interest income                                                     22,357        119,510       (1,394)        140,473
                                                                       ---------------    -----------    ---------    ------------

Non-interest expenses:
  Salaries, commissions and benefits, net                                          104         79,902        2,317          82,323
  Occupancy and equipment                                                           --         15,833          269          16,102
  Data processing and communications                                                 6          6,431          114           6,551
  Office supplies and expenses                                                      --          5,694          639           6,333
  Marketing and promotion                                                           --          4,405            3           4,408
  Travel and entertainment                                                           2          5,338          124           5,464
  Professional fees                                                                207          3,671          379           4,257
  Other                                                                          3,073          4,453        1,994           9,520
                                                                       ---------------    -----------    ---------    ------------
    Total non-interest expenses                                                  3,392        125,727        5,839         134,958
                                                                       ---------------    -----------    ---------    ------------

Net income before income tax benefit                                            35,401         12,010       (9,038)         38,373
                                                                       ---------------    -----------    ---------    ------------

Income tax benefit                                                                  --        (12,757)      (3,575)        (16,332)

                                                                       ---------------    -----------    ---------    ------------
Net income                                                             $        35,401    $    24,767    $  (5,463)   $     54,705
                                                                       ===============    ===========    =========    ============

Dividends on preferred stock                                                        --             --           --              --

                                                                       ---------------    -----------    ---------    ------------
Net income available to common shareholders                            $        35,401    $    24,767    $  (5,463)   $     54,705
                                                                       ===============    ===========    =========    ============

                                                                                             December 31, 2004
                                                                       -------------------------------------------------------------

Segment assets                                                         $     6,136,642    $ 5,194,387    $ 224,768    $ 11,555,797
                                                                       ===============    ===========    =========    ============

                                     ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

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

The forward-looking statements in this report are based on our management's beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to it. These statements are not statements of historical fact. Forward-looking statements are subject to a number of factors, risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from our expectations of future results, performance or financial position. These factors include, without limitation:

   o  our limited operating history with respect to our portfolio strategy;

   o our portfolio strategy may be changed or modified by our management without advance notice to stockholders, and that we may suffer losses as a result of such modifications or changes;

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

   o  general economic, political, market, financial or legal conditions; and

   o those risks and uncertainties discussed in our filings with the Securities and Exchange Commission ("SEC").

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

Derivative Assets and Derivative Liabilities - Our mortgage-committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs associated with loans expected to be sold are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before June 30, 2005 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs remaining to originate the loan and any net deferred origination costs. In March 2004, the SEC issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which provides industry guidance which changed the timing of recognition of MSRs for IRLCs initiated after March 31, 2004. In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative IRLCs. Under the new policy, the value of the expected future cash flows related to servicing rights is not recognized until the underlying loans are sold.

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

Adjusted Financial Measures

The Company securitizes a substantial portion of its mortgage loans held for sale each quarter and has intended for each of these transactions to qualify as a sale under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Our December 2004 securitization ("Q4-04 Securitization") did not qualify as a sale at December 31, 2004 and was accounted for as a financing in accordance with SFAS 140 because we retained a small amount of securities which were benefited by derivative contracts embedded in the securitization trust. These securities were sold during the first quarter of 2005, qualifying the Q4-04 Securitization as a sale at March 31, 2005 in accordance with SFAS 140. The Q4-04 Securitization was originally accounted for as a sale. The subsequent discovery of the retained derivative benefit resulted in our restating our financial statements for the period ended December 31, 2004, which restated financial statements were included in an amended Annual Report on Form 10-K/A filed with the SEC on April 22, 2005. Throughout the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q, the term "as adjusted" identifies financial measures that are not prepared in accordance with generally accepted accounting principles ("GAAP"). These adjusted financial measures reflect the effect of treating the Q4-04 Securitization as a sale in the fourth quarter of 2004 rather than in the first quarter of 2005 when the transaction subsequently qualified as a sale. Since the filing of our amended Annual Report on Form 10-K/A, we have enforced our policies, procedures and controls to ensure all securitizations are accounted for in accordance with SFAS
140. The Company has been, and expects to continue to be, managed on the basis of the adjusted financial measures. The adjusted financial measures should be read in conjunction with the Company's GAAP consolidated balance sheets and consolidated statements of income. The following financial tables include GAAP, adjusted and reconciling information for the reasons and purposes described herein:

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         June 30,      December 31,    December 31,    December 31,
                                                                            2005           2004            2004            2004
                                                                        -----------    ------------    ------------    ------------
                                                                                                                           (1)
                                                                                                           (1)              As
                                                                                           GAAP        Adjustments       Adjusted
                                                                        -----------    ------------    ------------    ------------
Assets:
  Cash and cash equivalents                                             $   197,375    $    192,821    $         --    $    192,821
  Accounts receivable and servicing advances                                116,835         116,978         (11,640)        105,338
  Mortgage-backed securities                                              6,917,986       6,016,866       1,584,927       7,601,793
  Mortgage loans held for sale, net                                       1,965,074       4,853,394      (3,536,785)      1,316,609
  Mortgage loans held for investment, net                                   134,597              --              --              --
  Derivative assets                                                          35,756          24,803          (1,459)         23,344
  Mortgage servicing rights, net                                            261,839         151,436          37,793         189,229
  Premises and equipment, net                                                61,441          51,576              --          51,576
  Goodwill                                                                   98,826          90,877              --          90,877
  Other assets                                                               21,185          57,046         (10,490)         46,556
                                                                        -----------    ------------    ------------    ------------
    Total assets                                                        $ 9,810,914    $ 11,555,797    $ (1,937,654)   $  9,618,143
                                                                        ===========    ============    ============    ============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                             $   665,697    $    735,783    $         --    $    735,783
  Drafts payable                                                             26,538          26,200              --          26,200
  Commercial paper                                                        1,291,684         529,790              --         529,790
  Reverse repurchase agreements                                           6,337,630       7,071,168              --       7,071,168
  Collateralized debt obligations                                                --       2,022,218      (2,022,218)             --
  Derivative liabilities                                                      6,195           1,860              --           1,860
  Trust preferred securities                                                 48,414              --              --              --
  Accrued expenses and other liabilities                                    177,761         152,413          13,213         165,626
  Notes payable                                                             256,060         135,761              --         135,761
  Income taxes payable                                                       47,753          54,342              --          54,342
                                                                        -----------    ------------    ------------    ------------
    Total liabilities                                                     8,857,732      10,729,535      (2,009,005)      8,720,530
                                                                        -----------    ------------    ------------    ------------
Stockholders' Equity:
  Preferred Stock                                                           134,040         134,040              --         134,040
  Common stock                                                                  405             403              --             403
  Additional paid-in capital                                                638,595         631,530              --         631,530
  Retained earnings                                                         224,442          99,628          71,351         170,979
  Accumulated other comprehensive loss                                      (44,300)        (39,339)             --         (39,339)
                                                                        -----------    ------------    ------------    ------------

    Total stockholders' equity                                              953,182         826,262          71,351         897,613
                                                                        -----------    ------------    ------------    ------------

      Total liabilities and stockholders' equity                        $ 9,810,914    $ 11,555,797    $ (1,937,654)   $  9,618,143
                                                                        ===========    ============    ============    ============

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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                             Three Months Ended
                                                                       -------------------------------------------------------------
                                                                       June 30,     March 31,    Dec. 31,     Sept. 30,    June 30,
                                                                          2005         2005         2004         2004        2004
                                                                       ---------    ---------    ---------    ---------    --------
                                                                                      (1)          (1)
                                                                                       As           As
                                                                                    Adjusted     Adjusted
                                                                       ---------    ---------    ---------    ---------    --------
Net interest income:
  Interest income                                                      $ 135,318    $ 119,969    $ 113,785    $  94,298    $ 69,999
  Interest expense                                                       (90,336)     (71,325)     (67,002)     (61,405)    (49,913)
                                                                       ---------    ---------    ---------    ---------    --------
    Net interest income                                                   44,982       48,644       46,783       32,893      20,086
                                                                       ---------    ---------    ---------    ---------    --------

Non-interest income:
  Gain on sales of mortgage loans                                         77,377       35,253       36,004       28,373      17,141
  Gain on sales of current period securitized
    mortgage loans                                                       104,377       44,661       40,674       30,460       7,803
  Gain (loss) on sales of mortgage-backed securities
    and derivatives                                                          620        4,732        2,873       (8,120)     (1,322)
  Unrealized (loss) gain on mortgage-backed securities
    and derivatives                                                      (10,292)      20,236       27,224       27,069      36,063

  Loan servicing fees                                                     16,970       14,163       11,701        9,822       8,730
  Amortization                                                           (12,832)     (10,671)      (9,750)      (7,755)     (7,764)
  Impairment reserve (provision) recovery                                (20,398)       5,467       (5,013)      (4,807)      7,252
                                                                       ---------    ---------    ---------    ---------    --------
    Net loan servicing (loss) fees                                       (16,260)       8,959       (3,062)      (2,740)      8,218
                                                                       ---------    ---------    ---------    ---------    --------

  Other non-interest income                                                2,543        1,466        1,480        3,350       1,226
                                                                       ---------    ---------    ---------    ---------    --------
    Non-interest income                                                  158,365      115,307      105,193       78,392      69,129
                                                                       ---------    ---------    ---------    ---------    --------

Non-interest expenses:
  Salaries, commissions and benefits, net                                 94,859       68,475       60,588       46,482      42,696
  Occupancy and equipment                                                 14,397       12,671       11,556        9,984       8,008
  Data processing and communications                                       5,957        5,950        5,869        3,745       3,338
  Office supplies and expenses                                             5,657        4,429        4,385        3,012       3,215
  Marketing and promotion                                                  5,126        4,130        3,391        2,610       2,196
  Travel and entertainment                                                 5,427        3,928        5,106        3,620       2,887
  Professional fees                                                        3,432        3,470        5,378        2,524       1,829
  Other                                                                    6,843        6,869        6,333        6,363       4,082
                                                                       ---------    ---------    ---------    ---------    --------
    Non-interest expenses                                                141,698      109,922      102,606       78,340      68,251
                                                                       ---------    ---------    ---------    ---------    --------

Net income before income tax (benefit) expense                            61,649       54,029       49,370       32,945      20,964

Income tax (benefit)expense                                               (3,851)          --          755       (9,998)    (12,518)
                                                                       ---------    ---------    ---------    ---------    --------

Net income                                                             $  65,500    $  54,029    $  48,615    $  42,943    $ 33,482
                                                                       =========    =========    =========    =========    ========

Dividends on preferred stock                                               3,304        3,305        2,340        1,648          --

                                                                       ---------    ---------    ---------    ---------    --------
Net income available to common shareholders                            $  62,196    $  50,724    $  46,275    $  41,295    $ 33,482
                                                                       =========    =========    =========    =========    ========

  Per share data:
    Basic                                                              $    1.54    $    1.26    $    1.15    $    1.03    $   0.84
    Diluted                                                            $    1.52    $    1.24    $    1.14    $    1.02    $   0.83

    Weighted average number of shares - basic                             40,384       40,308       40,216       40,145      40,000
    Weighted average number of shares - diluted                           40,886       40,811       40,737       40,605      40,445

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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                                     Three Months Ended
                                                        ----------------------------------------------------------------------------
                                                                    March 31, 2005                        December 31, 2004
                                                        -------------------------------------  -------------------------------------
                                                                         (1)          (1)                       (1)          (1)
                                                            GAAP     Adjustments  As Adjusted     GAAP      Adjustments  As Adjusted
                                                        -----------  -----------  -----------  -----------  -----------  -----------
Net interest income:
     Interest income                                     $ 146,894    $ (26,925) $   119,969    $ 115,957    $  (2,172)   $ 113,785
     Interest expense                                      (88,091)      16,766      (71,325)     (68,777)       1,775      (67,002)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
          Net interest income                               58,803      (10,159)      48,644       47,180         (397)      46,783
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Non-interest income:
     Gain on sales of mortgage loans                        35,253         --         35,253       36,004         --         36,004
     Gain on sales of current period
      securitized mortgage loans                            69,919      (25,258)      44,661         --         40,674       40,674
     Gain on sales of mortgage-backed securities
      and derivatives                                        6,132       (1,400)       4,732        2,873         --          2,873
     Unrealized gain (loss) on mortgage-backed
      securities and derivatives                            57,499      (37,263)      20,236       (6,579)      33,803       27,224

     Loan servicing fees                                    11,312        2,851       14,163       11,701         --         11,701
     Amortization                                           (8,501)      (2,170)     (10,671)      (9,750)        --         (9,750)
     Impairment reserve recovery (provision)                 3,419        2,048        5,467       (2,284)      (2,729)      (5,013)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
          Net loan servicing fees (loss)                     6,230        2,729        8,959         (333)      (2,729)      (3,062)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

     Other non-interest income                               1,466         --          1,466        1,480         --          1,480
                                                         ---------    ---------    ---------    ---------    ---------    ---------
          Non-interest income                              176,499      (61,192)     115,307       33,445       71,748      105,193
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Non-interest expenses:
     Salaries, commissions and benefits, net                68,475         --         68,475       60,588         --         60,588
     Occupancy and equipment                                12,671         --         12,671       11,556         --         11,556
     Data processing and communications                      5,950         --          5,950        5,869         --          5,869
     Office supplies and expenses                            4,429         --          4,429        4,385         --          4,385
     Marketing and promotion                                 4,130         --          4,130        3,391         --          3,391
     Travel and entertainment                                3,928         --          3,928        5,106         --          5,106
     Professional fees                                       3,470         --          3,470        5,378         --          5,378
     Other                                                   6,869         --          6,869        6,333         --          6,333
                                                         ---------    ---------    ---------    ---------    ---------    ---------
          Non-interest expenses                            109,922         --        109,922      102,606         --        102,606
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Net income before income tax expense                       125,380      (71,351)      54,029      (21,981)      71,351       49,370

Income tax expense                                            --           --           --            755         --            755
                                                         ---------    ---------    ---------    ---------    ---------    ---------

Net income                                               $ 125,380    $ (71,351)   $  54,029    $ (22,736)   $  71,351    $  48,615
                                                         =========    =========    =========    =========    =========    =========

Dividends on preferred stock                                 3,305         --          3,305        2,340         --          2,340

                                                         ---------    ---------    ---------    ---------    ---------    ---------
Net income available to common shareholders              $ 122,075    $ (71,351)   $  50,724    $ (25,076)   $  71,351    $  46,275
                                                         =========    =========    =========    =========    =========    =========

     Per share data:
       Basic                                             $    3.03    $   (1.77)   $    1.26    $   (0.62)   $    1.77    $    1.15
       Diluted                                           $    2.99    $   (1.75)   $    1.24    $   (0.62)   $    1.75    $    1.14

       Weighted average number of shares - basic            40,308       40,308       40,308       40,216       40,216       40,216
       Weighted average number of shares - diluted          40,811       40,811       40,811       40,737       40,737       40,737

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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                               Six Months Ended June 30,
                                                                                  --------------------------------------------------
                                                                                      2005        2005         2005          2004
                                                                                  -----------  -----------  -----------  -----------
                                                                                                                (1)
                                                                                                   (1)           As
                                                                                     GAAP      Adjustments   Adjusted
                                                                                  -----------  -----------  -----------  -----------
Net interest income:
     Interest income                                                               $ 282,212    $ (26,925)   $ 255,287    $ 104,049
     Interest expense                                                               (178,427)      16,766     (161,661)     (71,191)
                                                                                   ---------    ---------    ---------    ---------
          Net interest income                                                        103,785      (10,159)      93,626       32,858
                                                                                   ---------    ---------    ---------    ---------

Non-interest income:
     Gain on sales of mortgage loans                                                 112,630         --        112,630       69,722
     Gain on sales of current period securitized mortgage loans                      174,296      (25,258)     149,038        9,659
     Gain on sales of mortgage-backed securities and derivatives                       6,752       (1,400)       5,352        5,310
     Unrealized gain on mortgage-backed securities and derivatives                    47,207      (37,263)       9,944       54,972

     Loan servicing fees                                                              28,282        2,851       31,133       19,048
     Amortization                                                                    (21,333)      (2,170)     (23,503)     (15,110)
     Impairment reserve provision                                                    (16,979)       2,048      (14,931)      (5,332)
                                                                                   ---------    ---------    ---------    ---------
          Net loan servicing fees (loss)                                             (10,030)       2,729       (7,301)      (1,394)
                                                                                   ---------    ---------    ---------    ---------

     Other non-interest income                                                         4,009         --          4,009        2,204
                                                                                   ---------    ---------    ---------    ---------
          Non-interest income                                                        334,864      (61,192)     273,672      140,473
                                                                                   ---------    ---------    ---------    ---------

Non-interest expenses:
     Salaries, commissions and benefits, net                                         163,334         --        163,334       82,323
     Occupancy and equipment                                                          27,068         --         27,068       16,102
     Data processing and communications                                               11,907         --         11,907        6,551
     Office supplies and expenses                                                     10,086         --         10,086        6,333
     Marketing and promotion                                                           9,256         --          9,256        4,408
     Travel and entertainment                                                          9,355         --          9,355        5,464
     Professional fees                                                                 6,902         --          6,902        4,257
     Other                                                                            13,712         --         13,712        9,520
                                                                                   ---------    ---------    ---------    ---------
          Non-interest expenses                                                      251,620         --        251,620      134,958
                                                                                   ---------    ---------    ---------    ---------

Net income before income tax benefit                                                 187,029      (71,351)     115,678       38,373

Income tax benefit                                                                    (3,851)        --         (3,851)     (16,332)
                                                                                   ---------    ---------    ---------    ---------

Net income                                                                         $ 190,880    $ (71,351)   $ 119,529    $  54,705
                                                                                   =========    =========    =========    =========

Dividends on preferred stock                                                           6,609         --          6,609         --

                                                                                   ---------    ---------    ---------    ---------
Net income available to common shareholders                                        $ 184,271    $ (71,351)   $ 112,920    $  54,705
                                                                                   =========    =========    =========    =========

     Per share data:
       Basic                                                                       $    4.57    $   (1.77)   $    2.80    $    1.56
       Diluted                                                                     $    4.51    $   (1.75)   $    2.76    $    1.54

       Weighted average number of shares - basic                                      40,346       40,346       40,346       35,015
       Weighted average number of shares - diluted                                    40,849       40,849       40,849       35,476

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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   MORTGAGE-BACKED SECURITIES HOLDINGS SEGMENT
                                 (In thousands)

                                                                                              Six Months Ended June 30,
                                                                                  --------------------------------------------------
                                                                                      2005        2005          2005         2004
                                                                                  -----------  -----------  -----------  -----------
                                                                                                                (1)
                                                                                                   (1)           As
                                                                                     GAAP      Adjustments   Adjusted
                                                                                  -----------  -----------  -----------  -----------
Net interest income:
     Interest income                                                               $ 135,346    $  19,968    $ 155,314    $  56,338
     Interest expense                                                                (91,223)        --        (91,223)     (39,902)
                                                                                   ---------    ---------    ---------    ---------
          Net interest income                                                         44,123       19,968       64,091       16,436
                                                                                   ---------    ---------    ---------    ---------

Non-interest income:
     Gain on sales of mortgage loans                                                    --           --           --           --
     Gain on sales of current period securitized mortgage loans                         --           --           --           --
     Gain (loss) on sales of mortgage-backed securities and derivatives                  909       (1,400)        (491)       6,188
     Unrealized gain (loss) on mortgage-backed securities and derivatives              2,085      (19,083)     (16,998)      16,169

     Loan servicing fees                                                                --           --           --           --
     Amortization                                                                       --           --           --           --
     Impairment reserve recovery (provision)                                            --           --           --           --
                                                                                   ---------    ---------    ---------    ---------
          Net loan servicing fees                                                       --           --           --           --
                                                                                   ---------    ---------    ---------    ---------

     Other non-interest income                                                          --           --           --           --
                                                                                   ---------    ---------    ---------    ---------
          Non-interest income                                                          2,994      (20,483)     (17,489)      22,357
                                                                                   ---------    ---------    ---------    ---------

Non-interest expenses:
     Salaries, commissions and benefits, net                                           4,569         --          4,569          104
     Occupancy and equipment                                                               3         --              3         --
     Data processing and communications                                                   42         --             42            6
     Office supplies and expenses                                                          1         --              1         --
     Marketing and promotion                                                               2         --              2         --
     Travel and entertainment                                                              5         --              5            2
     Professional fees                                                                 2,022         --          2,022          207
     Other                                                                             4,605         --          4,605        3,073
                                                                                   ---------    ---------    ---------    ---------
          Non-interest expenses                                                       11,249         --         11,249        3,392
                                                                                   ---------    ---------    ---------    ---------

Net income before income tax expense (benefit)                                        35,868         (515)      35,353       35,401

Income tax expense (benefit)                                                            --           --           --           --
                                                                                   ---------    ---------    ---------    ---------

Net income                                                                         $  35,868    $    (515)   $  35,353    $  35,401
                                                                                   =========    =========    =========    =========

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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            LOAN ORIGINATION SEGMENT
                                 (In thousands)


                                                                                              Six Months Ended June 30,
                                                                                  --------------------------------------------------
                                                                                      2005        2005          2005         2004
                                                                                  -----------  -----------  -----------  -----------
                                                                                                                (1)
                                                                                                   (1)           As
                                                                                     GAAP      Adjustments   Adjusted
                                                                                  -----------  -----------  -----------  -----------
Net interest income:
     Interest income                                                               $ 146,866    $ (46,893)   $  99,973    $  47,711
     Interest expense                                                                (83,862)      16,766      (67,096)     (29,484)
                                                                                   ---------    ---------    ---------    ---------
          Net interest income                                                         63,004      (30,127)      32,877       18,227
                                                                                   ---------    ---------    ---------    ---------

Non-interest income:
     Gain on sales of mortgage loans                                                 112,630         --        112,630       69,722
     Gain on sales of current period securitized mortgage loans                      174,296      (25,258)     149,038        9,659
     Gain (loss) on sales of mortgage-backed securities and derivatives                5,843         --          5,843         (878)
     Unrealized gain on mortgage-backed securities and derivatives                    45,122      (18,180)      26,942       38,803

     Loan servicing fees                                                                --           --           --           --
     Amortization                                                                       --           --           --           --
     Impairment reserve recovery (provision)                                            --           --           --           --
                                                                                   ---------    ---------    ---------    ---------
          Net loan servicing fees                                                       --           --           --           --
                                                                                   ---------    ---------    ---------    ---------

     Other non-interest income                                                         2,608         --          2,608        2,204
                                                                                   ---------    ---------    ---------    ---------
          Non-interest income                                                        340,499      (43,438)     297,061      119,510
                                                                                   ---------    ---------    ---------    ---------

Non-interest expenses:
     Salaries, commissions and benefits, net                                         153,441         --        153,441       79,902
     Occupancy and equipment                                                          26,660         --         26,660       15,833
     Data processing and communications                                               11,580         --         11,580        6,431
     Office supplies and expenses                                                      9,339         --          9,339        5,694
     Marketing and promotion                                                           9,193         --          9,193        4,405
     Travel and entertainment                                                          9,001         --          9,001        5,338
     Professional fees                                                                 4,307         --          4,307        3,671
     Other                                                                             6,316         --          6,316        4,453
                                                                                   ---------    ---------    ---------    ---------
          Non-interest expenses                                                      229,837         --        229,837      125,727
                                                                                   ---------    ---------    ---------    ---------

Net income before income tax expense (benefit)                                       173,666      (73,565)     100,101       12,010

Income tax expense (benefit)                                                           4,998         --          4,998      (12,757)
                                                                                   ---------    ---------    ---------    ---------

Net income                                                                         $ 168,668    $ (73,565)   $  95,103    $  24,767
                                                                                   =========    =========    =========    =========


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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             LOAN SERVICING SEGMENT
                                 (In thousands)

                                                                                              Six Months Ended June 30,
                                                                                  --------------------------------------------------
                                                                                      2005        2005          2005         2004
                                                                                  -----------  -----------  -----------  -----------
                                                                                                                (1)
                                                                                                   (1)           As
                                                                                     GAAP      Adjustments   Adjusted
                                                                                  -----------  -----------  -----------  -----------
Net interest income:
     Interest income                                                                $   --       $   --       $   --       $   --
     Interest expense                                                                 (3,342)        --         (3,342)      (1,805)
                                                                                   ---------    ---------    ---------    ---------

          Net interest income                                                         (3,342)        --         (3,342)      (1,805)
                                                                                   ---------    ---------    ---------    ---------

Non-interest income:
     Gain on sales of mortgage loans                                                    --           --           --           --
     Gain on sales of current period securitized mortgage loans                         --           --           --           --
     Gain (loss) on sales of mortgage-backed securities and derivatives                 --           --           --           --
     Unrealized gain (loss) on mortgage-backed securities and derivatives               --           --           --           --

     Loan servicing fees                                                              28,282        2,851       31,133       19,048
     Amortization                                                                    (21,333)      (2,170)     (23,503)     (15,110)
     Impairment reserve provision                                                    (16,979)       2,048      (14,931)      (5,332)
                                                                                   ---------    ---------    ---------    ---------
          Net loan servicing loss                                                    (10,030)       2,729       (7,301)      (1,394)
                                                                                   ---------    ---------    ---------    ---------

     Other non-interest income                                                         1,401         --          1,401         --
                                                                                   ---------    ---------    ---------    ---------
          Non-interest income                                                         (8,629)       2,729       (5,900)      (1,394)
                                                                                   ---------    ---------    ---------    ---------

Non-interest expenses:
     Salaries, commissions and benefits, net                                           5,324         --          5,324        2,317
     Occupancy and equipment                                                             405         --            405          269
     Data processing and communications                                                  285         --            285          114
     Office supplies and expenses                                                        746         --            746          639
     Marketing and promotion                                                              61         --             61            3
     Travel and entertainment                                                            349         --            349          124
     Professional fees                                                                   573         --            573          379
     Other                                                                             2,791         --          2,791        1,994
                                                                                   ---------    ---------    ---------    ---------
          Non-interest expenses                                                       10,534         --         10,534        5,839
                                                                                   ---------    ---------    ---------    ---------

Net income before income tax benefit                                                 (22,505)       2,729      (19,776)      (9,038)

Income tax benefit                                                                    (8,849)        --         (8,849)      (3,575)
                                                                                   ---------    ---------    ---------    ---------

Net income                                                                          $(13,656)    $  2,729     $(10,927)    $ (5,463)
                                                                                   =========    =========    =========    =========


Note:
(1) - Adjustments reflect the net effect on the period presented to reconcile the Company's operating statistics, results of operations and financial condition prepared in accordance with GAAP to the amounts adjusted as if the Company's fourth quarter 2004 securitization had qualified for SFAS 140 sale accounting treatment in the fourth quarter of 2004.

Financial Condition

Total assets at June 30, 2005 were $9.8 billion, a $1.8 billion decrease from $11.6 billion at December 31, 2004, and an increase of $192.8 million compared to the $9.6 billion of total assets as adjusted at December 31, 2004. The decrease in total assets primarily reflects a decrease in mortgage loans held for sale of $2.9 billion, partly offset by an increase in mortgage-backed securities of $0.9 billion. Total assets at December 31, 2004 includes the full $3.5 billion amount of the loans held for sale in the Q4-04 Securitization and excludes $1.5 billion of mortgage-backed securities that the Company retained in connection with the transaction. At June 30, 2005, 70.5% of our total assets were mortgage-backed securities and 20.0% were mortgage loans held for sale, compared to 52.1% and 42.0%, respectively, at December 31, 2004 and 79.0% and 13.7%, respectively, at December 31, 2004 as adjusted.

The following table summarizes our mortgage-backed securities owned at June 30, 2005, December 31, 2004 and December 31, 2004 as adjusted, classified by type of issuer and by ratings categories:


                                                                                     June 30, 2005
                                                     -------------------------------------------------------------------------------
                                                                                        Securities
                                                         Trading Securities        Available for Sale               Total
                                                     ------------------------    -----------------------   -------------------------
                                                       Carrying     Portfolio    Carrying     Portfolio     Carrying     Portfolio
                                                         Value         Mix         Value         Mix          Value         Mix
                                                      ----------   ----------    ----------   ----------   -----------   ----------
                                                                                 (Dollars in thousands)
Agency securities                                     $     --             -%    $  183,066          5.7%   $  183,066          2.6%

Privately issued:
   AAA                                                 3,095,541         83.2     2,979,460         93.1     6,075,001         87.9
   AA                                                     47,256          1.3        12,714          0.4        59,970          0.9
   A                                                     143,417          3.9        11,041          0.3       154,458          2.2
  BBB                                                    188,804          5.1         5,333          0.2       194,137          2.8
  Unrated                                                241,633          6.5         9,721          0.3       251,354          3.6
                                                      ----------   ----------    ----------   ----------    ----------   ----------
Total                                                 $3,716,651        100.0%   $3,201,335        100.0%   $6,917,986        100.0%
                                                      ==========   ==========    ==========   ==========    ==========   ==========



                                                                                   December 31, 2004
                                                     -------------------------------------------------------------------------------
                                                                                        Securities
                                                         Trading Securities        Available for Sale               Total
                                                     ------------------------    -----------------------   -------------------------
                                                       Carrying     Portfolio    Carrying     Portfolio     Carrying     Portfolio
                                                         Value         Mix         Value         Mix          Value         Mix
                                                      ----------   ----------    ----------   ----------   -----------   ----------
                                                                                 (Dollars in thousands)
Agency securities                                     $     --             -%    $  612,513         14.5%   $  612,513         10.2%

Privately issued:
   AAA                                                 1,634,702         90.6     3,542,772         84.1     5,177,474         86.0
   AA                                                       --           --          16,043          0.4        16,043          0.3
   A                                                      58,480          3.2        15,750          0.4        74,230          1.2
  BBB                                                     58,153          3.2         7,910          0.2        66,063          1.1
  Unrated                                                 54,591          3.0        15,952          0.4        70,543          1.2
                                                      ----------   ----------    ----------   ----------    ----------   ----------
Total                                                 $1,805,926        100.0%   $4,210,940        100.0%   $6,016,866        100.0%
                                                      ==========   ==========    ==========   ==========    ==========   ==========

                                                                             December 31, 2004 (as adjusted)
                                                     -------------------------------------------------------------------------------
                                                                                        Securities
                                                         Trading Securities        Available for Sale               Total
                                                     ------------------------    -----------------------   -------------------------
                                                       Carrying     Portfolio    Carrying     Portfolio     Carrying     Portfolio
                                                         Value         Mix         Value         Mix          Value         Mix
                                                      ----------   ----------    ----------   ----------   -----------   ----------
                                                                                 (Dollars in thousands)
Agency securities                                     $     --             -%    $  612,513         14.5%   $  612,513          8.1%

Privately issued:
   AAA                                                 3,025,975         89.3     3,542,772         84.1     6,568,747         86.4
   AA                                                       --           --          16,043          0.4        16,043          0.2
   A                                                     129,840          3.8        15,750          0.4       145,590          1.9
  BBB                                                    105,567          3.1         7,910          0.2       113,477          1.5
  Unrated                                                129,471          3.8        15,952          0.4       145,423          1.9
                                                      ----------   ----------    ----------   ----------    ----------   ----------
Total                                                 $3,390,853        100.0%   $4,210,940        100.0%   $7,601,793        100.0%
                                                      ==========   ==========    ==========   ==========    ==========   ==========


The following table classifies our mortgage-backed securities portfolio by type of interest rate index at June 30, 2005, December 31, 2004 and December 31, 2004 as adjusted:

                                                                                      June 30, 2005
                                                     -------------------------------------------------------------------------------
                                                                                        Securities
                                                         Trading Securities        Available for Sale               Total
                                                     ------------------------    -----------------------   -------------------------
                                                       Carrying     Portfolio    Carrying     Portfolio     Carrying     Portfolio
                                                         Value         Mix         Value         Mix          Value         Mix
                                                      ----------   ----------    ----------   ----------   -----------   ----------
                                                                                 (Dollars in thousands)
Index:
One-month LIBOR                                       $  616,386         16.6%   $  156,270          4.9%   $  772,656         11.2%
Six-month LIBOR                                        2,820,125         75.9     2,024,455         63.2     4,844,580         70.0
One-year LIBOR                                           280,140          7.5       745,852         23.3     1,025,992         14.8
One-year constant maturity treasury                         --           --         274,758          8.6       274,758          4.0
                                                      ----------   ----------    ----------   ----------    ----------   ----------
Total                                                 $3,716,651        100.0%   $3,201,335        100.0%   $6,917,986        100.0%
                                                      ==========   ==========    ==========   ==========    ==========   ==========



                                                                                   December 31, 2004
                                                     -------------------------------------------------------------------------------
                                                                                        Securities
                                                         Trading Securities        Available for Sale               Total
                                                     ------------------------    -----------------------   -------------------------
                                                       Carrying     Portfolio    Carrying     Portfolio     Carrying     Portfolio
                                                         Value         Mix         Value         Mix          Value         Mix
                                                      ----------   ----------    ----------   ----------   -----------   ----------
                                                                                 (Dollars in thousands)
Index:
One-month LIBOR                                       $   86,199          4.8%   $  114,149          2.7%   $  200,348          3.3%
Six-month LIBOR                                          829,413         45.9     2,385,582         56.7     3,214,995         53.4
One-year LIBOR                                           890,314         49.3     1,231,392         29.2     2,121,706         35.3
One-year constant maturity treasury                         --           --         479,817         11.4       479,817          8.0
                                                      ----------   ----------    ----------   ----------    ----------   ----------
Total                                                 $1,805,926        100.0%   $4,210,940        100.0%   $6,016,866        100.0%
                                                      ==========   ==========    ==========   ==========    ==========   ==========

                                                                             December 31, 2004 (as adjusted)
                                                     -------------------------------------------------------------------------------
                                                                                        Securities
                                                         Trading Securities        Available for Sale               Total
                                                     ------------------------    -----------------------   -------------------------
                                                       Carrying     Portfolio    Carrying     Portfolio     Carrying     Portfolio
                                                         Value         Mix         Value         Mix          Value         Mix
                                                      ----------   ----------    ----------   ----------   -----------   ----------
                                                                                 (Dollars in thousands)
Index:
One-month LIBOR                                       $  198,201          5.8%   $  114,149          2.7%   $  312,350          4.1%
Six-month LIBOR                                        2,266,802         66.9     2,385,582         56.7     4,652,384         61.2
One-year LIBOR                                           925,850         27.3     1,231,392         29.2     2,157,242         28.4
One-year constant maturity treasury                         --           --         479,817         11.4       479,817          6.3
                                                      ----------   ----------    ----------   ----------    ----------   ----------
Total                                                 $3,390,853        100.0%   $4,210,940        100.0%   $7,601,793        100.0%
                                                      ==========   ==========    ==========   ==========    ==========   ==========


The following table classifies our mortgage-backed securities portfolio by product type at June 30, 2005, December 31, 2004 and December 31, 2004 as adjusted:

                                                                                     June 30, 2005
                                                     -------------------------------------------------------------------------------
                                                                                        Securities
                                                         Trading Securities        Available for Sale               Total
                                                     ------------------------    -----------------------   -------------------------
                                                       Carrying     Portfolio    Carrying     Portfolio     Carrying     Portfolio
                                                         Value         Mix         Value         Mix          Value         Mix
                                                      ----------   ----------    ----------   ----------   -----------   ----------
                                                                                 (Dollars in thousands)
Product:
ARMs less than 3 years                                $  785,096         21.1%   $  746,969         23.3%   $1,532,065         22.1%
3/1 Hybrid ARM                                           246,448          6.6       357,816         11.2       604,264          8.7
5/1 Hybrid ARM                                         2,685,107         72.3     2,096,550         65.5     4,781,657         69.2
                                                      ----------   ----------    ----------   ----------    ----------   ----------
Total                                                 $3,716,651        100.0%   $3,201,335        100.0%   $6,917,986        100.0%
                                                      ==========   ==========    ==========   ==========    ==========   ==========



                                                                                   December 31, 2004
                                                     -------------------------------------------------------------------------------
                                                                                        Securities
                                                         Trading Securities        Available for Sale               Total
                                                     ------------------------    -----------------------   -------------------------
                                                       Carrying     Portfolio    Carrying     Portfolio     Carrying     Portfolio
                                                         Value         Mix         Value         Mix          Value         Mix
                                                      ----------   ----------    ----------   ----------   -----------   ----------
                                                                                 (Dollars in thousands)
Product:
ARMs less than 3 years                                $  149,040          8.3%   $  954,794         22.7%   $1,103,834         18.3%
3/1 Hybrid ARM                                           381,831         21.1       488,696         11.6       870,527         14.5
5/1 Hybrid ARM                                         1,275,055         70.6     2,767,450         65.7     4,042,505         67.2
                                                      ----------   ----------    ----------   ----------    ----------   ----------
Total                                                 $1,805,926        100.0%   $4,210,940        100.0%   $6,016,866        100.0%
                                                      ==========   ==========    ==========   ==========    ==========   ==========

                                                                           December 31, 2004 (as adjusted)
                                                     -------------------------------------------------------------------------------
                                                                                        Securities
                                                         Trading Securities        Available for Sale               Total
                                                     ------------------------    -----------------------   -------------------------
                                                       Carrying     Portfolio    Carrying     Portfolio     Carrying     Portfolio
                                                         Value         Mix         Value         Mix          Value         Mix
                                                      ----------   ----------    ----------   ----------   -----------   ----------
                                                                                 (Dollars in thousands)
Product:
ARMs less than 3 years                                $  342,694         10.1%   $  954,794         22.7%   $1,297,488         17.1%
3/1 Hybrid ARM                                           381,831         11.3       488,696         11.6       870,527         11.5
5/1 Hybrid ARM                                         2,666,328         78.6     2,767,450         65.7     5,433,778         71.4
                                                      ----------   ----------    ----------   ----------    ----------   ----------
Total                                                 $3,390,853        100.0%   $4,210,940        100.0%   $7,601,793        100.0%
                                                      ==========   ==========    ==========   ==========    ==========   ==========


During the three months ended June 30, 2005, we purchased $934 million of mortgage-backed securities and added $463 million of self-originated mortgage-backed securities to our portfolio.

During the six months ended June 30, 2005, we purchased $934 million of mortgage-backed securities and added $3.2 billion of self-originated mortgage-backed securities to our portfolio, including $1.5 billion from the Q4-04 Securitization.

During the three and six months ended June 30, 2005, we sold $1.1 billion and $2.3 billion of mortgage-backed securities, respectively.



Results of Operations - Comparison of the Three Months Ended June 30, 2005 and 2004

Overview
--------

Net income for the three months ended June 30, 2005 was $65.5 million compared to $33.5 million for the three months ended June 30, 2004, an increase of $32.0 million, or 95.6%. The increase in net income was the result of an $89.2 million increase in non-interest income and a $24.9 million increase in net interest income, partly offset by a $73.4 million increase in non-interest expenses and an $8.7 million decrease in income tax benefit. The $89.2 million increase in non-interest income consists of a $96.6 million increase in gain on sales of current period securitized mortgage loans, a $60.2 million increase in gain on sales of mortgage loans, a $1.3 million increase in other non-interest income, offset by a $44.4 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives, and a $24.5 million decrease in net loan servicing fees.


Net Interest Income
-------------------

The following tables present the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the three months ended June 30, 2005 compared to the three months ended June 30, 2004:

(Dollars in thousands)                                                    Three Months Ended June 30,
                                               -------------------------------------------------------------------------------------
                                                                2005                                        2004
                                               ----------------------------------------    -----------------------------------------
                                                 Average                       Average       Average                        Average
                                                 Balance      Interest        Yield/Cost     Balance      Interest        Yield/Cost
                                               -----------   -----------     -----------   -----------   -----------      ----------
Interest earning assets:
  Mortgage-backed securities, net (1)          $ 6,804,436   $    77,042           4.53%   $ 4,812,343   $    41,311           3.43%
  Mortgage loans held for sale                   3,861,999        58,276           6.04%     2,197,173        28,688           5.22%
                                               -----------   -----------                   -----------   -----------
                                                10,666,435       135,318           5.07%     7,009,516        69,999           3.99%
                                               -----------   -----------                   -----------   -----------

Interest bearing liabilities:
  Warehouse lines of credit (2)                  1,790,318        20,587           4.55%     1,666,523        16,774           4.03%
  Commercial paper                               1,845,695        14,760           3.16%       358,753         1,542           1.72%
  Reverse repurchase agreements (3)              6,296,377        52,237           3.29%     4,500,076        30,490           2.71%
  Trust preferred securities                        26,923           482           7.08%          --            --             --
  Notes payable                                    189,313         2,270           4.74%       132,224         1,107           3.35%
                                               -----------   -----------                   -----------   -----------
                                                10,148,626        90,336           3.52%     6,657,576        49,913           3.00%
                                               -----------   -----------                   -----------   -----------

Net interest income                                          $    44,982                                 $    20,086
                                                             ===========                                 ===========
Interest rate spread                                                               1.55%                                       0.99%
                                                                             ===========                                 ===========
Net interest margin                                                                1.72%                                       1.15%
                                                                             ===========                                 ===========


(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes $103 thousand and $4.3 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.

(3) Includes $4.5 million and $14.7 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the three months ended June 30, 2005 compared to the three months ended June 30, 2004:


                                                                 Three Months Ended June 30, 2005
                                                                            Compared to
              (In thousands)                                     Three Months Ended June 30, 2004
                                                          -----------------------------------------------
                                                            Average          Average
                                                             Rate             Volume             Total
                                                          -----------       -----------       -----------
              Mortgage-backed securities, net             $    15,549       $    20,182       $    35,731
              Mortgage loans held for sale                      5,043            24,545            29,588
                                                          -----------       -----------       -----------
              Interest income                                  20,592            44,727            65,319
                                                          -----------       -----------       -----------


              Warehouse lines of credit                         2,426             1,387             3,813
              Commercial paper                                  2,228            10,990            13,218
              Reverse repurchase agreements                     7,606            14,141            21,747
              Trust preferred securities                         --                 482               482
              Notes payable                                       571               592             1,163
                                                          -----------       -----------       -----------
              Interest expense                                 12,831            27,592            40,423
                                                          -----------       -----------       -----------

              Net interest income                         $     7,761       $    17,135       $    24,896
                                                          ===========       ===========       ===========


Interest Income: Interest income on mortgage-backed securities for the three months ended June 30, 2005 was $77.0 million, compared to $41.3 million for the three months ended June 30, 2004, a $35.7 million, or 86.5%, increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio and higher interest rates in 2005 versus 2004.

Interest income on our mortgage loans held for sale for the three months ended June 30, 2005 was $58.3 million compared to $28.7 million for the three months ended June 30, 2004, an increase of $29.6 million, or 103.1%. The increase in interest income on loans held for sale was primarily the result of an increase in average volume in 2005 versus 2004 due to higher mortgage origination volume.


Interest Expense: We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the three months ended June 30, 2005 was $20.6 million, compared to interest expense for the three months ended June 30, 2004 of $16.8 million, a $3.8 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in 2005 versus 2004. In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans held for sale. Interest expense on commercial paper for the three months ended June 30, 2005 was $14.8 million, versus $1.6 million for the three months ended June 30, 2004, a $13.2 million increase. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

We have borrowed funds under reverse repurchase agreements, a form of collateralized short-term borrowing, with seven different financial institutions as of June 30, 2005. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities. Total interest expense on reverse repurchase agreements for the three months ended June 30, 2005 was $52.2 million, compared to interest expense for the three months ended June 30, 2004 of $30.5 million, a $21.7 million increase. The increase in reverse repurchase agreements interest expense in 2005 versus 2004 was primarily the result of an increase in borrowings used to fund the growth of our mortgage-backed securities portfolio.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives
------------------------------------------------------------------

Gain on Sales and Securitizations of Mortgage Loans: Gain on sales and securitizations of mortgage loans in our Loan Origination segment during the three months ended June 30, 2005 totaled $182.6 million, or 1.78% of mortgage loans sold or securitized, compared to $49.0 million, or 0.75%, of mortgage loans sold or securitized during the three months ended June 30, 2004. The increase primarily reflects a $3.7 billion increase in mortgage loans sold or securitized to $10.3 billion in the second quarter of 2005 from $6.6 billion in the second quarter of 2004. The change in fair value of IRLCs included in gain on sales of mortgage loans in the 2004 period was reduced as a result of our adoption of Staff Accounting Bulletin No. 105 ("SAB No. 105").

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the three months ended June 30, 2005 and 2004:


Gains on Sales and Securitizations of Mortgage Loans

                                                                     Three Months Ended June 30,
                                                                   --------------------------------
                                                                       2005                2004
                                                                   ------------        ------------
(Dollars in thousands)
Gain on sales of mortgage loans                                    $     77,377        $     17,141
Gain on sales of current period securitized mortgage loans              104,377               7,803
Loss on sales of free standing derivatives                               (3,626)                 --
Unrealized gain on self-originated mortgage-backed securities             8,493              24,057
retained in period
Unrealized loss on free standing derivatives                             (4,030)                 --
                                                                   ------------        ------------
Total gain on sales and securitizations of mortgage loans          $    182,591        $     49,001
                                                                   ============        ============

Total mortgage loans sold or securitized                           $ 10,273,356        $  6,567,250
                                                                   ============        ============

Total gain on sales and securitizations of mortgage loans as a %
of total mortgage loans sold or securitized                                1.78%               0.75%


Portfolio Gains and Losses: During the three months ended June 30, 2005, portfolio gains and losses in our Mortgage-Backed Securities Holdings segment were a portfolio loss of $10.5 million compared to a portfolio gain of $10.7 million during the three months ended June 30, 2004. The decrease in portfolio gains in the second quarter of 2005 compared to the second quarter of 2004 was primarily the result of a $26.8 million net decrease in unrealized gain on mortgage-backed securities and free standing derivatives, partly offset by a $5.6 million increase in gain on sales of mortgage-backed securities.

The following table presents the components of portfolio gains and losses in our Mortgage-Backed Securities Holdings segment during the three months ended June 30, 2005 and 2004:

Portfolio Gains and Losses

                                                                       Three Months Ended June 30,
                                                                    ----------------------------------
                                                                        2005                  2004
                                                                    ------------          ------------
(In thousands)
Gain (loss) on sales of mortgage-backed securities                  $      4,246          $     (1,322)

Unrealized gain (loss) on mortgage-backed securities                      13,031               (29,445)
Unrealized (loss) gain on free standing derivatives                      (27,786)               41,451
                                                                    ------------          ------------
Net unrealized (loss) gain on mortgage-backed securities and free
standing derivatives                                                     (14,755)               12,006

                                                                    ------------          ------------
Total portfolio (loss) gain                                         $    (10,509)         $     10,684
                                                                    ============          ============

The following table presents the components of gain on sales of mortgage-backed securities and derivatives shown in the Company's consolidated statements of income:



Components of Gains and Losses on Sales of Mortgage-backed Securities and Derivatives

                                                                        Three Months Ended June 30,
                                                                    ----------------------------------
                                                                        2005                  2004
                                                                    ------------          ------------
(In thousands)
Gain (loss) on sales of mortgage-backed securities                  $      4,246          $     (1,322)
Loss on sales of free standing interest rate swap derivatives             (3,626)                   --
                                                                    ------------          ------------

Gain (loss) on sales of mortgage-backed securities
and derivatives                                                     $        620          $     (1,322)
                                                                    ============          ============


The following table presents the components of unrealized gain on mortgage-backed securities and derivatives shown in the Company's consolidated statements of income:


Components of Unrealized Gains and Losses on Mortgage-backed Securities and Derivatives

                                                                        Three Months Ended June 30,
                                                                    ----------------------------------
                                                                        2005                  2004
                                                                    ------------          ------------
(In thousands)
Unrealized gain on self-originated mortgage-backed securities
retained in period                                                  $      8,493          $     24,057
Unrealized gain (loss) on mortgage-backed securities                      13,031               (29,445)
Unrealized (loss) gain on free standing derivatives                      (31,816)               41,451
                                                                    ------------          ------------
Unrealized (loss) gain on mortgage-backed securities and
derivatives                                                         $    (10,292)         $     36,063
                                                                    ============          ============


Net Loan Servicing Fees
-----------------------

Net loan servicing fees were a loss of $16.3 million for the three months ended June 30, 2005 compared to a gain of $8.2 million for the three months ended June 30, 2004.

Loan Servicing Fees: Loan servicing fees increased to $17.0 million for the three months ended June 30, 2005 from $8.7 million for the three months ended June 30, 2004, an increase of $8.3 million, or 94.4%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $0.4 million for the three months ended June 30, 2005 compared to $0.6 million for the three months ended June 30, 2004, a decrease of $0.2 million, or 33.3%. This decrease partly offset the increase in loan servicing fees in the second quarter of 2005 versus the second quarter of 2004 as a result of an increase in loans serviced for others.

Amortization of MSRs: Amortization of MSRs increased to $12.8 million for the three months ended June 30, 2005 from $7.8 million for the three months ended June 30, 2004, an increase of $5.0 million, or 65.3%. The increase in amortization was due to a higher average servicing portfolio in the second quarter of 2005 versus the second quarter of 2004.

Impairment (Provision) Recovery of MSRs: We recognized a temporary impairment provision of $20.4 million for the three months ended June 30, 2005 versus a temporary impairment recovery of $7.3 million for the three months ended June 30, 2004, resulting in a decrease in net loan servicing fees of $27.7 million. The increase in impairment provision in the three months ended June 30, 2005 was due to lower interest rates, which was attributable to a subsequent increase in estimated future prepayment speeds versus the initial estimated future prepayment speeds used to value the MSR upon securitization.

The following table presents net loan servicing fees (loss) for the three months ended June 30, 2005 and 2004:

                                                                            Three Months Ended June 30,
                                                                       -------------------------------------
                                                                           2005                     2004
                                                                       ------------             ------------
(In thousands)
Loan servicing fees                                                    $     16,970             $      8,730
Amortization                                                                (12,832)                  (7,764)
Impairment reserve (provision) recovery                                     (20,398)                   7,252
                                                                       ------------             ------------
     Net loan servicing (loss) fees                                    $    (16,260)            $      8,218
                                                                       ============             ============

Other Non-Interest Income
-------------------------

Other non-interest income totaled $2.5 million for the three months ended June 30, 2005 compared to $1.2 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $1.5 million, rental income of $0.4 million and revenue from title services of $0.3 million. For the three months ended June 30, 2004, other non-interest income primarily includes rental income of $0.6 million, reinsurance premiums earned totaling approximately $0.4 million and revenue from title services of $0.2 million.

Non-Interest Expenses
---------------------

Our non-interest expenses for the three months ended June 30, 2005 were $141.7 million compared to $68.3 million for the three months ended June 30, 2004, an increase of $73.4 million, or 107.6%. The increase primarily reflects a $65.8 million rise in our Loan Origination segment non-interest expenses to $129.1 million, or 1.20% of total loan originations in the second quarter of 2005, from $63.2 million, or 0.96% of total loan originations in the second quarter of 2004.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the three months ended June 30, 2005 were $94.9 million, compared to $42.7 million for the three months ended June 30, 2004, an increase of $52.2 million, or 122.2%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 6,075 at June 30, 2005 from 4,010 at June 30, 2004.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $46.8 million for the three months ended June 30, 2005, compared to $25.5 million for the three months ended June 30, 2004, an increase of $21.3 million, or 83.3%. The increase in operating expenses in the second quarter of 2005 versus the second quarter of 2004 includes a $6.4 million increase in occupancy and equipment expense. The operating expenses in the three months ended June 30, 2005 include lease obligations and certain fixed asset expenses relating to our acquisition of certain residential home loan centers and associated satellite offices of Washington Mutual, Inc. in August 2004.

Income Tax Benefit
------------------

A $3.9 million income tax benefit was recognized for the three months ended June 30, 2005, compared to a benefit of $12.5 million for the three months ended June 30, 2004. The decrease in income tax benefit in the second quarter of 2005 versus the second quarter of 2004 reflects a decrease in loss before income taxes relating to our taxable REIT subsidiary ("TRS").

Loan Originations
-----------------

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the three months ended June 30, 2005 were $10.8 billion compared to $6.6 billion for the three months ended June 30, 2004, a 63.6% increase. Our retail originations, which are conducted through our community loan production offices and Internet call center, were 48% of our loan originations in the three months ended June 30, 2005 compared to 47% of our originations in the three months ended June 30, 2004. Mortgage brokers accounted for 52% of our loan originations in the three months ended June 30, 2005 compared to 53% of our originations in the three months ended June 30, 2004.

Results of Operations - Comparison of the Six Months Ended June 30, 2005 and
2004


Overview
--------

Net income for the six months ended June 30, 2005 was $190.9 million compared to $54.7 million for the six months ended June 30, 2004, an increase of $136.2 million, or 248.9%. Net income for the six months ended June 30, 2005 includes approximately $71.4 million of revenues related to the delay in recognizing the Q4-04 Securitization as a sale into the first quarter of 2005. The increase in net income was the result of a $194.4 million increase in non-interest income and a $70.9 million increase in net interest income, partly offset by a $116.7 million increase in non-interest expenses and a $12.5 million decrease in income tax benefit. The $194.4 million increase in non-interest income consists of a $164.6 million increase in gain on sales of current period securitized mortgage loans, a $42.9 million increase in gain on sales of mortgage loans and a $1.8 million increase in other non-interest income, partly offset by a $6.3 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives, and a $8.6 million decrease in net loan servicing fees in the six months ended June 30, 2005 versus the six months ended June 30, 2004.

Net income as adjusted for the six months ended June 30, 2005 was $119.5 million, an increase of $64.8 million, or 118.5%, over net income for the six months ended June 30, 2004. The increase in net income as adjusted was the result of a $133.2 million increase in non-interest income as adjusted and a $60.8 million increase in net interest income as adjusted, partly offset by a $116.7 million increase in non-interest expenses and $12.5 million decrease in income tax benefit. The $133.2 million increase in non-interest income as adjusted consists of a $139.4 million increase in gain on sales of current period securitized mortgage loans as adjusted, a $42.9 million increase in gain on sales of mortgage loans and a $1.8 million increase in other non-interest income partly offset by a $45.0 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives as adjusted and a $5.9 million decrease in net loan servicing fees as adjusted in the six months ended June 30, 2005 versus the six months ended June 30, 2004.

Net Interest Income
-------------------

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 and for the six months ended June 30, 2005 as adjusted compared to the six months ended June 30, 2004:

(Dollars in thousands)                                                    Six Months Ended June 30,
                                               ------------------------------------------------------------------------------------
                                                                 2005                                       2004
                                               ----------------------------------------    ----------------------------------------
                                                 Average                    Average          Average                      Average
                                                 Balance      Interest     Yield/Cost        Balance      Interest      Yield/Cost
                                               -----------   -----------  -------------    -----------   -----------   ------------
Interest earning assets:
  Mortgage-backed securities, net (1)          $ 6,331,504   $   135,347           4.28%   $ 3,385,341   $    56,460           3.34%
  Mortgage loans held for sale                   5,044,356       146,865           5.82%     1,818,321        47,589           5.23%
                                               -----------   -----------                   -----------   -----------
                                                11,375,860       282,212           4.96%     5,203,662       104,049           4.00%
                                               -----------   -----------                   -----------   -----------

Interest bearing liabilities:
  Warehouse lines of credit (2)                  1,623,620        37,543           4.60%     1,478,047        27,534           3.73%
  Commercial paper                               1,520,347        20,818           2.72%       179,377         1,542           1.72%
  Reverse repurchase agreements (3)              6,595,756        98,961           2.99%     3,147,704        39,902           2.54%
  Collateralized debt obligations                  988,053        16,766           3.37%          --            --             --
  Trust preferred securities                        13,536           482           7.08%          --            --             --
  Notes payable                                    169,816         3,857           4.52%       119,123         2,213           3.72%
                                               -----------   -----------                   -----------   -----------
                                                10,911,128       178,427           3.25%     4,924,251        71,191           2.89%
                                               -----------   -----------                   -----------   -----------

Net interest income                                          $   103,785                                 $    32,858
                                                             ===========                                 ===========
Interest rate spread                                                               1.71%                                       1.11%
                                                                             ===========                                 ===========
Net interest margin                                                                1.84%                                       1.26%
                                                                             ===========                                 ===========


(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.
(2) Includes $2.8 million and $5.4 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.
(3) Includes $10.5 million and $18.4 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.

(Dollars in thousands)                                                    Six Months Ended June 30,
                                               ------------------------------------------------------------------------------------
                                                           2005 (As Adjusted)                               2004
                                               ----------------------------------------    ----------------------------------------
                                                 Average                    Average          Average                      Average
                                                 Balance      Interest     Yield/Cost        Balance      Interest      Yield/Cost
                                               -----------   -----------  -------------    -----------   -----------   ------------
Interest earning assets:
  Mortgage-backed securities, net (1)          $ 7,102,300   $   155,315           4.37%   $ 3,385,341   $    56,460           3.34%
  Mortgage loans held for sale                   3,330,187        99,972           6.00%     1,818,321        47,589           5.23%
                                               -----------   -----------                   -----------   -----------
                                                10,432,487       255,287           4.89%     5,203,662       104,049           4.00%
                                               -----------   -----------                   -----------   -----------

Interest bearing liabilities:
  Warehouse lines of credit (2)                  1,623,620        37,543           4.60%     1,478,047        27,534           3.73%
  Commercial paper                               1,520,347        20,818           2.72%       179,377         1,542           1.72%
  Reverse repurchase agreements (3)              6,595,756        98,961           2.99%     3,147,704        39,902           2.54%
  Trust preferred securities                        13,536           482           7.08%          --            --             --
  Notes payable                                    169,816         3,857           4.52%       119,123         2,213           3.72%
                                               -----------   -----------                   -----------   -----------
                                                 9,923,075       161,661           3.24%     4,924,251        71,191           2.89%
                                               -----------   -----------                   -----------   -----------

Net interest income                                          $    93,626                                 $    32,858
                                                             ===========                                 ===========
Interest rate spread                                                               1.65%                                       1.11%
                                                                             ===========                                 ===========
Net interest margin                                                                1.81%                                       1.26%
                                                                             ===========                                 ===========


(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes $2.8 million and $5.4 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.

(3) Includes $10.5 million and $18.4 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.



The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 and for the six months ended June 30, 2005 as adjusted compared to the six months ended June 30, 2004:

                                                                      Six Months Ended June 30, 2005
                                                                               Compared to
              (In thousands)                                          Six Months Ended June 30, 2004
                                                                ------------------------------------------
                                                                   Average       Average
                                                                    Rate          Volume         Total
                                                                ------------   ------------   ------------

              Mortgage-backed securities, net                   $     19,293   $     59,594   $     78,887
              Mortgage loans held for sale                             5,917         93,359         99,276
                                                                ------------   ------------   ------------
              Interest income                                         25,210        152,953        178,163
                                                                ------------   ------------   ------------

              Warehouse lines of credit                                7,048          2,961         10,009
              Commercial paper                                         1,397         17,879         19,276
              Reverse repurchase agreements                            8,374         50,685         59,059
              Collateralized debt obligations                           --           16,766         16,766
              Trust preferred securities                                --              482            482
              Notes payable                                              553          1,091          1,644
                                                                ------------   ------------   ------------
              Interest expense                                        17,372         89,864        107,236
                                                                ------------   ------------   ------------

              Net interest income                               $      7,838   $     63,089   $     70,927
                                                                ============   ============   ============


                                                                      Six Months Ended June 30, 2005
                                                                         (As Adjusted) Compared to
              (In thousands)                                          Six Months Ended June 30, 2004
                                                                ------------------------------------------
                                                                   Average       Average
                                                                    Rate          Volume         Total
                                                                ------------   ------------   ------------


              Mortgage-backed securities, net                   $     21,832   $     77,023   $     98,855
              Mortgage loans held for sale                             7,871         44,512         52,383
                                                                ------------   ------------   ------------
              Interest income                                         29,703        121,535        151,238
                                                                ------------   ------------   ------------

              Warehouse lines of credit                                7,048          2,961         10,009
              Commercial paper                                         1,397         17,879         19,276
              Reverse repurchase agreements                            8,217         50,842         59,059
              Trust preferred securities                                --              482            482
              Notes payable                                              553          1,091          1,644
                                                                ------------   ------------   ------------
              Interest expense                                        17,215         73,255         90,470
                                                                ------------   ------------   ------------

              Net interest income                               $     12,488   $     48,280   $     60,768
                                                                ============   ============   ============


Interest Income: Interest income on mortgage-backed securities for the six months ended June 30, 2005 was $135.3 million, compared to $56.4 million for the six months ended June 30, 2004, a $78.9 million, or 139.7%, increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio and higher interest rates in 2005 versus 2004.

Interest income on mortgage-backed securities as adjusted for the six months ended June 30, 2005 was $155.3 million compared to $56.4 million for the six months ended June 30, 2004, a $98.9 million, or 175.1% increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio.

Interest income on our mortgage loans held for sale for the six months ended June 30, 2005 was $146.9 million compared to $47.6 million for the six months ended June 30, 2004, an increase of $99.3 million, or 208.6%. The increase in interest income on loans held for sale was primarily the result of an increase in average volume in 2005 versus 2004 due to accounting for the Q4-04 Securitization as a financing for most of the first quarter of 2005 and higher mortgage origination volume.

Interest income on our mortgage loans held for sale as adjusted for the six months ended June 30, 2005 was $100.0 million compared to $47.6 million for the six months ended June 30, 2004, an increase of $52.4 million, or 110.1%. The increase in loans held for sale interest income was primarily the result of an increase in average volume in 2005 versus 2004 due to higher mortgage origination volume.

Interest Expense: We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the six months ended June 30, 2005 was $37.5 million, compared to interest expense for the six months ended June 30, 2004 of $27.5 million, a $10.0 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average rate due to generally higher short-term interest rates in 2005 versus 2004 and an increase in average volume due to higher mortgage origination volume. In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans held for sale. Interest expense on commercial paper for the six months ended June 30, 2005 was $20.8 million versus $1.6 million for the six months ended June 30, 2004, a $19.2 million increase. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

We have borrowed funds under reverse repurchase agreements, a form of collateralized short-term borrowing, with seven different financial institutions as of June 30, 2005. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities. Total interest expense on reverse repurchase agreements for the six months ended June 30, 2005 was $99.0 million, compared to interest expense for the six months ended June 30, 2004 of $39.9 million, a $59.1 million increase. The increase in reverse repurchase agreements interest expense in 2005 versus 2004 was primarily the result of an increase in borrowings used to fund the growth of our mortgage-backed securities portfolio.

For the six months ended June 30, 2005, we recognized $16.8 million of interest expense on collateralized debt obligations related to accounting for the Q4-04 Securitization as a financing for most of the first quarter of 2005. Management believes that this expense is non-recurring.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives
------------------------------------------------------------------

Gain on Sales and Securitizations of Mortgage Loans: Gain on sales and securitizations of mortgage loans in our Loan Origination segment during the six months ended June 30, 2005 totaled $337.9 million including $43.4 million recognized in connection with the Q4-04 Securitization. Gain on sales and securitizations of mortgage loans in our Loan Origination segment, as adjusted, during the six months ended June 30, 2005 were $294.5 million, or 1.71%, of mortgage loans sold or securitized, as adjusted, compared to $117.3 million, or 1.08%, of mortgage loans sold or securitized during the six months ended June 30, 2004. The increase primarily reflects a $6.3 billion increase in mortgage loans sold or securitized, as adjusted, to $17.2 billion, as adjusted, in the first six months of 2005 from $10.9 billion in the first six months of 2004. The change in fair value of IRLCs included in gain on sales of mortgage loans in the 2004 period was reduced as a result of our adoption of SAB No. 105.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the six months ended June 30, 2005 and 2004:

Gains on Sales and Securitizations of Mortgage Loans

                                                                                       Six Months Ended June 30,
                                                                   ------------------------------------------------------------
                                                                          2005          2005           2005          2004
                                                                   ------------------------------------------------------------
                                                                       GAAP         Adjustments    As Adjusted
                                                                   -------------------------------------------------------------
(Dollars in thousands)
Gain on sales of mortgage loans                                    $    112,630     $       --     $    112,630     $     69,722
Gain on sales of current period securitized mortgage loans              174,296          (25,258)       149,038            9,659
Gain (loss) on sales of free standing derivatives                         5,843             --            5,843             (878)
Unrealized gain on self-originated mortgage-backed securities            50,202          (18,180)        32,022           38,803
retained in period
Unrealized loss on free standing derivatives                             (5,080)            --           (5,080)            --
                                                                   -------------------------------------------------------------
Total gain on sales and securitizations of mortgage loans          $    337,891     $    (43,438)  $    294,453     $    117,306
                                                                   =============================================================

Total mortgage loans sold or securitized                           $ 20,703,986     $ (3,526,123)  $ 17,177,863     $ 10,901,115
                                                                   =============================================================

Total gain on sales and securitizations of mortgage loans as a %           1.63%                           1.71%            1.08%
of total mortgage loans sold or securitized

Portfolio Gains and Losses: During the six months ended June 30, 2005, portfolio gains and losses in our Mortgage-Backed Securities Holdings segment, as adjusted, were a portfolio loss of $17.5 million compared to a portfolio gain of $22.4 million during the six months ended June 30, 2004. The decrease in portfolio gains in the first six months of 2005 compared to the first six months of 2004 was the result of a $33.2 million net decrease in unrealized gain on mortgage-backed securities and free standing derivatives, as adjusted, and a $6.7 million decrease in gain on sales of mortgage-backed securities, as adjusted.

The following table presents the components of portfolio gains and losses in our Mortgage-Backed Securities Holdings segment during the six months ended June 30, 2005 and 2004:


Portfolio Gains and Losses

                                                                                     Six Months Ended June 30,
                                                                   ------------------------------------------------------------
                                                                       2005            2005            2005             2004
                                                                   ------------------------------------------------------------
                                                                       GAAP        Adjustments     As Adjusted
                                                                   ------------------------------------------------------------
(In thousands)
Gain (loss) on sales of mortgage-backed securities                 $        909    $     (1,400)   $       (491)   $      6,188

Unrealized loss on mortgage-backed securities                            (5,429)        (19,083)        (24,512)        (25,282)
Unrealized gain on free standing derivatives                              7,514            --             7,514          41,451
                                                                   ------------------------------------------------------------
Net unrealized gain (loss) on mortgage-backed securities
and free standing derivatives                                             2,085         (19,083)        (16,998)         16,169
                                                                   ------------------------------------------------------------
Total portfolio gain (loss)                                        $      2,994    $    (20,483)   $    (17,489)   $     22,357
                                                                   ============================================================



The following table presents the components of gain on sales of mortgage-backed securities and derivatives shown in the Company's consolidated statements of income:

Components of Gain on Sales of Mortgage-backed Securities and Derivatives

                                                                                    Six Months Ended June 30,
                                                                   ----------------------------------------------------------
                                                                        2005           2005          2005           2004
                                                                   ----------------------------------------------------------
                                                                       GAAP       Adjustments     As Adjusted
                                                                   -----------------------------------------------------------
(In thousands)
Gain (loss) on sales of mortgage-backed securities                 $        909   $     (1,400)   $       (491)   $      6,188
Gain (loss) on sales of free standing interest
rate swap derivatives                                                     5,843           --             5,843            (878)
                                                                   -----------------------------------------------------------
Gain on sales of mortgage-backed securities and derivatives        $      6,752   $     (1,400)   $      5,352    $      5,310
                                                                   ===========================================================


The following table presents the components of unrealized gain on mortgage-backed securities and derivatives shown in the Company's consolidated statements of income:

Components of Unrealized Gain on Mortgage-backed Securities and Derivatives

                                                                                   Six Months Ended June 30,
                                                                   ------------------------------------------------------------
                                                                        2005           2005            2005           2004
                                                                   ------------------------------------------------------------
                                                                        GAAP        Adjustments     As Adjusted
                                                                   ------------------------------------------------------------
(In thousands)
Unrealized gain on self-originated mortgage-backed securities      $     50,202    $    (18,180)   $     32,022    $     38,803
retained in period
Unrealized loss on mortgage-backed securities                            (5,429)        (19,083)        (24,512)        (25,282)
Unrealized gain on free standing derivatives                              2,434            --             2,434          41,451
                                                                   ------------------------------------------------------------
Unrealized gain on mortgage-backed securities and derivatives      $     47,207    $    (37,263)   $      9,944    $     54,972
                                                                   ============================================================


Net Loan Servicing Fees
-----------------------

Net loan servicing fees were a loss of $10.0 million for the six months ended June 30, 2005 compared to a loss of $1.4 million for the six months ended June 30, 2004.

Loan Servicing Fees: Loan servicing fees increased to $28.3 million for the six months ended June 30, 2005 from $19.1 million for the six months ended June 30, 2004, an increase of $9.2 million, or 48.5%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $0.8 million for the six months ended June 30, 2005 compared to $3.0 million for the six months ended June 30, 2004, a decrease of $2.2 million, or 73.3%. This decrease partly offset the increase in loan servicing fees in the first six months of 2005 versus the first six months of 2004, as a result of an increase in loans serviced for others.

Amortization of MSRs: Amortization of MSRs increased to $21.3 million for the six months ended June 30, 2005 from $15.1 million for the six months ended June 30, 2004, an increase of $6.2 million, or 41.2%. The increase in amortization was due to a higher average servicing portfolio in the first six months of 2005 versus the first six months of 2004.

Impairment Provision of MSRs: We recognized a temporary impairment provision of $17.0 million for the six months ended June 30, 2005 versus a temporary impairment provision of $5.3 million for the six months ended June 30, 2004, resulting in an decrease in net loan servicing fees of $11.7 million. The increase in impairment provision in the six months ended June 30, 2005 was due to lower interest rates, which was attributable to a subsequent increase in estimated future prepayment speeds versus the initial estimated future prepayment speeds used to value the MSR upon securitization.

The following table presents GAAP, as adjusted and reconciling adjustments to net loan servicing fees for the six months ended June 30, 2005 and 2004:

                                                           Six Months Ended June 30,
                                        -------------------------------------------------------------------
                                             2005               2005            2005              2004
                                        --------------    --------------   --------------    --------------
                                             GAAP           Adjustments      As Adjusted
                                        --------------    --------------   --------------    --------------

Loan servicing fees                     $      28,282     $       2,851    $      31,133     $      19,048
Amortization                                  (21,333)           (2,170)         (23,503)          (15,110)
Impairment reserve provision                  (16,979)            2,048          (14,931)           (5,332)
                                        --------------    --------------   --------------    --------------
     Net loan servicing loss            $     (10,030)    $       2,729    $      (7,301)    $      (1,394)
                                        ==============    ==============   ==============    ==============

Other Non-Interest Income
-------------------------

Other non-interest income totaled $4.0 million for the six months ended June 30, 2005 compared to $2.2 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $2.4 million, rental income of $0.8 million and revenue from title services of $0.5 million. For the six months ended June 30, 2004, other non-interest income primarily includes rental income of $1.1 million, reinsurance premiums earned totaling approximately $0.5 million and revenue from title services of $0.5 million.

Non-Interest Expenses
---------------------

Our non-interest expenses for the six months ended June 30, 2005 were $251.6 million compared to $134.9 million for the six months ended June 30, 2004, an increase of $116.7 million, or 86.5%. The increase primarily reflects a $104.1 million rise in our Loan Origination segment non-interest expenses to $229.8 million, or 1.27%, of total loan originations in the first six months of 2005 from $125.7 million, or 1.15%, of total loan originations in the first six months of 2004.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the six months ended June 30, 2005 were $163.3 million, compared to $82.3 million for the six months ended June 30, 2004, an increase of $81.0 million, or 98.4%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 6,075 at June 30, 2005 from 4,010 at June 30, 2004.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $88.3 million for the six months ended June 30, 2005 compared to $52.6 million for the six months ended June 30, 2004, an increase of $35.7 million, or 67.7%. The increase in operating expenses in the first six months of 2005 versus the first six months of 2004 includes an $11.0 million increase in occupancy and equipment expense. The operating expenses in the six months ended June 30, 2005 include lease obligations and certain fixed asset expenses relating to our acquisition of certain residential home loan centers and associated satellite offices of Washington Mutual, Inc. in August 2004.

Income Tax Benefit
------------------

A $3.9 million income tax benefit was recognized for the six months ended June 30, 2005, compared to a benefit of $16.3 million for the six months ended June 30, 2004. The decrease in income tax benefit in the first half of 2005 versus the first half of 2004 reflects a decrease in loss before income taxes relating to our TRS.

Loan Originations
-----------------

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the six months ended June 30, 2005 were $18.0 billion compared to $11.0 billion for the six months ended June 30, 2004, a 63.5% increase. Our retail originations, which are conducted through our community loan production offices and Internet call center, were 49% of our loan originations in the six months ended June 30, 2005 compared to 46% of our originations in the six months ended June 30, 2004. Mortgage brokers accounted for 51% of our loan originations in the six months ended June 30, 2005 compared to 54% of our originations in the six months ended June 30, 2004.

Liquidity and Capital Resources

We have arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and on June 30, 2005 had borrowed funds from seven of these firms. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of June 30, 2005, we had $6.3 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 3.27% before the impact of interest rate swaps and a weighted-average remaining maturity of two months.

To originate a mortgage loan, we draw against a $3.3 billion Secured Liquidity Note Program, a $1.2 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a facility of $950 million with Bear Stearns, a $700 million bank syndicated facility led by Bank of America (which includes a $175 million term loan facility which the Company uses to finance its MSRs), a $500 million facility with IXIS Real Estate Capital Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), a facility of $500 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $500 million with Lehman Brothers, and a facility of $250 million with Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. In addition, we have a gestation facility with Greenwich Capital Financial Products, Inc. ("Greenwich"). These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of our liabilities to our tangible net worth. At July 25, 2005, the aggregate outstanding balance under the commercial paper program was $3.0 billion, the aggregate outstanding balance under the warehouse facilities was $1.4 billion, the aggregate outstanding balance in drafts payable was $5.9 million and the aggregate maximum amount available for additional borrowings was $2.8 billion.

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

As of June 30, 2005, our aggregate warehouse facility borrowings were $665.7 million (including $21.2 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $26.5 million, compared to $735.8 million (including $25.5 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $26.2 million as of December 31, 2004. At June 30, 2005, our loans held for sale were $2.0 billion compared to $4.9 billion at December 31, 2004.

In addition to the UBS, IXIS, Bank of America, Morgan Stanley, and Calyon warehouse facilities, we have a purchase and sale agreement with UBS and Greenwich Capital. This agreement allows us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Amounts sold and being held under this agreement at June 30, 2005 and December 31, 2004 were $942.6 million and $443.8 million, respectively. The amount so held under this agreement at July 25, 2005 was $557.6 million. This agreement is not a committed facility and may be terminated at the discretion of the counterparty.

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

We also have a $175.0 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on December 14, 2005. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At June 30, 2005 and December 31, 2004, borrowings under our term loan facility were $142.6 million and $108.6 million, respectively.

Cash and cash equivalents increased to $197.4 million at June 30, 2005 from $192.8 million at December 31, 2004.

Our primary sources of cash and cash equivalents during the six months ended June 30, 2005, were as follows:

o $13.2 billion of proceeds from securitizations and repayments of mortgage loans;

o     $7.5 billion of proceeds from sales and repayments of mortgage loans; and

o     $2.3 billion of proceeds from sales of mortgage-backed securities.


Our primary uses of cash and cash equivalents during the six months ended June 30, 2005, were as follows:

o     $17.9 billion of origination of mortgage loans held for sale;

o     $3.3 billion of additions to mortgage-backed securities; and

o     $2.0 billion decrease in collateralized debt obligations.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at June 30, 2005:

                                                                         Less than
                                                             Total         1 Year      1 - 3 Years     4 - 5 Years     After 5 Years
                                                       --------------- --------------- --------------- --------------- -------------
(In thousands)
Reverse repurchase agreements                          $   6,337,630   $   6,337,630   $        --     $        --     $        --
Commercial paper                                           1,291,684       1,291,684            --              --              --
Warehouse liabilities                                        665,697         665,697            --              --              --
Notes payable                                                256,060         144,279           1,505          86,186          24,090
Trust preferred securities                                    48,414            --              --              --            48,414
Operating leases                                              86,950          26,884          42,308          17,271             487

                                     ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Movements in interest rates can pose a major risk to the Company in either a rising or declining interest rate environment. The Company depends on substantial borrowings to conduct its business. These borrowings are all done at variable interest rate terms, which will increase as short-term interest rates rise. Additionally, when interest rates rise, loans held for sale and any applications in process with locked-in rates decrease in value. To preserve the value of such fixed-rate loans or applications in process with locked-in rates, agreements are executed for mandatory loan sales to be settled at future dates with fixed prices. These sales take the form of forward sales of mortgage-backed securities.

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

The Company enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure when financing its ARM loans and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates, by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. The Company's adjustable-rate mortgage ("ARM") loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities. The Company's duration gap was less than one month on June 30, 2005.

The following table summarizes the Company's interest rate sensitive instruments as of June 30, 2005 and December 31, 2004:

                                                                                    June 30, 2005
                                                                          --------------------------------
                                                                             Carrying          Estimated
                                                                              Amount           Fair Value
                                                                          ------------        ------------
              Assets:
              Mortgage-backed securities                                  $  6,917,986        $  6,917,986
              Derivative assets (1)                                             35,756              83,823
              Mortgage loans held for sale, net                              1,965,074           1,984,910
              Mortgage loans held for investment, net                          134,597             135,876
              Mortgage servicing rights, net                                   261,839             261,839

              Liabilities:
              Reverse repurchase agreements                               $  6,337,630        $  6,337,352
              Derivative liabilities                                             6,195               6,195


                                                                                  December 31, 2004
                                                                          --------------------------------
                                                                             Carrying          Estimated
                                                                              Amount           Fair Value
                                                                          ------------       -------------
              Assets:
              Mortgage-backed securities                                  $  6,016,866        $  6,016,866
              Derivative assets (1)                                             24,803              30,838
              Mortgage loans held for sale, net                              4,853,394           4,931,366
              Mortgage servicing rights, net                                   151,436             152,467

              Liabilities:
              Reverse repurchase agreements                               $  7,071,168        $  7,065,072
              Collateralized debt obligations                                2,022,218           2,022,218
              Derivative liabilities                                             1,860               1,860


(1) Derivative assets includes interest rate lock commitments ("IRLCs") to fund mortgage loans. The carrying value excludes the value of the mortgage servicing rights ("MSRs") attached to the IRLCs in accordance with SEC Staff Accounting Bulletin No. 105. The fair value includes the value of MSRs.

The Company had total commitments to lend at June 30, 2005 and December 31, 2004 of $10.7 billion and $6.2 billion, respectively.

                                     ITEM 4.

                             CONTROLS AND PROCEDURES


Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this quarterly report. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of 2005.

Remediation Efforts Related to Previously Reported Material Weakness in Internal Control over Financial Reporting

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

Columbia National, Incorporated
-------------------------------

As previously reported in our report on Form 10-K/A for the year ended
December 31, 2004, in June 2002, the Company acquired Columbia National, Incorporated, a Maryland corporation ("Columbia"), which is currently a subsidiary of the Company, and which changed its name in July 2004 to "American Home Mortgage Servicing, Inc." Prior to the Company's acquisition of Columbia, Columbia discovered fraudulent loan activity at its Bensalem, Pennsylvania, office and notified the U.S. Department of Housing and Urban Development ("HUD"). HUD then instituted an investigation into the loan originations of the Bensalem office. Shortly thereafter, several years before Columbia was acquired by the Company, Columbia closed the Bensalem office and terminated the employees involved in the alleged fraudulent activity. In 2000, Columbia settled with HUD, paying a fine to HUD in the amount of $24,000 and agreeing to indemnify HUD for certain losses. Columbia, as loan servicer for institutional investors, subsequently made FHA insurance claims with respect to approximately 60 loans that were originated by the Bensalem office between 1997 and 1999. The federal government is now seeking to recover insurance proceeds paid in connection with certain of those claims, along with potentially applicable fines and penalties. The Company is cooperating fully with respect to the federal government's review of these loans. The Company does not expect that the amount of any potential settlement will materially affect its financial condition or results of operations.


                                     ITEM 2.

           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended June 30, 2005.

The Company acquired Marina Mortgage Company, Inc. ("Marina") on December 29, 1999. In addition to the shares paid to former Marina shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders under the earnout provisions of the merger agreement. On June 17, 2005, pursuant to these earnout provisions, the Company issued an aggregate of 153,745 unregistered shares of common stock to such shareholders as additional consideration. These securities were exempt from registration under Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

The Company acquired First Home Mortgage Corp. ("First Home") on June 30, 2000. In addition to the shares paid to former First Home shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders as additional consideration under the earnout provisions of the merger agreement. Pursuant to these earnout provisions, on April 1, 2005, and May 20, 2005, the Company issued an aggregate of 1,860 and 2,115 unregistered shares of common stock, respectively, to such stockholders as additional consideration. These securities were exempt from registration under
Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

                                     ITEM 3.

                         DEFAULTS UPON SENIOR SECURITIES

                                      None.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's 2005 Annual Meeting of Stockholders held on June 14, 2005, the following actions were voted upon by the Company's common stockholders of record as of May 12, 2005, (on which date there were 40,359,012 shares of common stock issued and outstanding), which are described in greater detail in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on May 19, 2005:

                                Proposal                                          Votes For        Votes Against           Votes
                                                                                                                           Abstained
                                --------                                          ---------        -------------           ---------

To elect each of Michael Strauss, Nicholas R. Marfino, and
Irving J. Thau to the Board of Directors of the Company, each, to serve as a Class III director for a term of approximately three years expiring at the 2008 Annual Meeting of Stockholders, and in each case until their respective successors are duly elected and qualify.

Michael Strauss                                                                   37,531,941                --             1,112,159
Nicholas R. Marfino                                                               37,903,185                --               740,915
Irving J. Thau                                                                    38,275,923                --               368,177


To ratify Deloitte &Touche LLP as the Company's independent auditors
for the year ending December 31, 2005                                             38,423,533             195,576              24,990


To amend the Company's 1999 Omnibus Stock Incentive Plan (the
"Plan") to increase the number of shares subject to awards granted under the Plan and maximum number of shares that are available to be granted
as incentive stock options under the Plan                                         28,153,054           3,249,147             100,662


Each of the above proposals was approved by the Company's stockholders.


                                     ITEM 5.

                                OTHER INFORMATION

                                      None.

                                     ITEM 6.

                                    EXHIBITS


    The following exhibits are filed with this Quarterly Report on Form 10-Q:


        Exhibit No.                          Description
        -----------     --------------------------------------------------------

        10.1         -- Amendment No. 8, dated as of June 8, 2005, to the
                        Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Investment Corp., American Home Mortgage Holdings, Inc., and American Home Mortgage Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

        10.2         -- Third Amended and Restated Master Repurchase Agreement,
                        dated as of July 15, 2005, by and among IXIS Real Estate Capital Inc. and American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., and American Home Mortgage Servicing, Inc.

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


                                         AMERICAN HOME MORTGAGE INVESTMENT CORP.
                                          (Registrant)



Date:   July 28, 2005                    By:      /s/ Michael Strauss
                                             -----------------------------------
                                             Michael Strauss
                                             Chairman, Chief Executive Officer
                                             and President


Date:   July 28, 2005                    By:      /s/ Stephen A. Hozie
                                             -----------------------------------
                                             Stephen A. Hozie
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)

                                INDEX TO EXHIBITS
                                -----------------


        Exhibit No.                          Description
        -----------     --------------------------------------------------------

        10.1         -- Amendment No. 8, dated as of June 8, 2005, to the
                        Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Investment Corp., American Home Mortgage Holdings, Inc., and American Home Mortgage Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

        10.2         -- Third Amended and Restated Master Repurchase Agreement,
                        dated as of July 15, 2005, by and among IXIS Real Estate Capital Inc. and American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., and American Home Mortgage Servicing, Inc.

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