Form 10-Q
period 2005-09-30
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2005-11-09
CIK 1256536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

     As of November 4, 2005, there were 49,590,821 shares of the registrant's common stock, par value $0.01 per share, outstanding.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                          PART I-FINANCIAL INFORMATION

                                                                            Page

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of September 30, 2005
            and December 31, 2004 .............................................1

           Consolidated Statements of Income for the Three and
            Nine Months Ended September 30, 2005 and 2004 .....................2

           Consolidated Statements of Stockholders' Equity for
            the Nine Months Ended September 30, 2005 and 2004 .................3

           Consolidated Statements of Cash Flows for the Three
            and Nine Months Ended September 30, 2005 and 2004 .................4

           Notes to Consolidated Financial Statements .........................5

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................26

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ........55

Item 4.    Controls and Procedures ...........................................57

                            PART II-OTHER INFORMATION

Item 1.    Legal Proceedings .................................................58

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .......58

Item 3.    Defaults Upon Senior Securities ...................................58

Item 4.    Submission of Matters to a Vote of Security Holders ...............58

Item 5.    Other Information .................................................59

Item 6.    Exhibits ..........................................................59

SIGNATURES

INDEX TO EXHIBITS

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                                   September 30,        December 31,
                                                                                                       2005                 2004
                                                                                                   ---------------------------------
Assets:
 Cash and cash equivalents                                                                         $    624,424        $    192,821
 Accounts receivable and servicing advances                                                             335,736             116,978
 Mortgage-backed securities (including securities pledged of $8,338,884 as of
     September 30, 2005 and $5,968,969 as of December 31, 2004)                                       9,208,172           6,016,866
 Mortgage loans held for sale, net                                                                    1,901,293           4,853,394
 Mortgage loans held for investment, net                                                              1,445,429                  --
 Derivative assets                                                                                       67,185              24,803
 Mortgage servicing rights, net                                                                         300,659             151,436
 Premises and equipment, net                                                                             64,174              51,576
 Goodwill                                                                                                99,268              90,877
 Other assets                                                                                            31,697              57,046
                                                                                                   ------------        ------------
   Total assets                                                                                    $ 14,078,037        $ 11,555,797
                                                                                                   ============        ============

Liabilities and Stockholders' Equity:
Liabilities:
 Warehouse lines of credit                                                                         $  2,165,154        $    735,783
 Drafts payable                                                                                          18,763              26,200
 Commercial paper                                                                                     1,334,296             529,790
 Reverse repurchase agreements                                                                        8,041,579           7,071,168
 Payable for securities purchased                                                                       554,717                  --
 Collateralized debt obligations                                                                             --           2,022,218
 Derivative liabilities                                                                                      --               1,860
 Trust preferred securities                                                                              96,964                  --
 Accrued expenses and other liabilities                                                                 239,382             152,413
 Notes payable                                                                                          305,766             135,761
 Income taxes payable                                                                                    56,310              54,342
                                                                                                   ------------        ------------
  Total liabilities                                                                                  12,812,931          10,729,535
                                                                                                   ------------        ------------

Commitments and contingencies

Stockholders' Equity:
 Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized:
    9.75% Series A Cumulative Redeemable, 2,150,000 shares issued and outstanding
    as of September 30, 2005 and December 31, 2004, respectively                                         50,857              50,857
    9.25% Series B Cumulative Redeemable, 3,450,000 shares issued and outstanding
    as of September 30, 2005 and December 31, 2004, respectively                                         83,183              83,183
 Common stock, par value $0.01 per share, 100,000,000 shares authorized,
    49,590,821 and 40,288,077 shares issued and outstanding as of September 30, 2005
    and December 31, 2004, respectively                                                                     496                 403
 Additional paid-in capital                                                                             946,105             631,530
 Retained earnings                                                                                      235,556              99,628
 Accumulated other comprehensive loss                                                                   (51,091)            (39,339)
                                                                                                   ------------        ------------

   Total stockholders' equity                                                                         1,265,106             826,262
                                                                                                   ------------        ------------

    Total liabilities and stockholders' equity                                                     $ 14,078,037        $ 11,555,797
                                                                                                   ============        ============

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)

                                                                                   Three Months Ended          Nine Months Ended
                                                                                      September 30,              September 30,
                                                                                -------------------------  -------------------------
                                                                                   2005          2004          2005          2004
                                                                                ---------     ---------     ---------     ----------
Net interest income:
  Interest income                                                               $ 180,038     $  94,298     $ 462,250     $ 198,347
  Interest expense                                                               (133,169)      (61,405)     (311,596)     (132,596)
                                                                                ---------     ---------     ---------     ---------
    Total net interest income                                                      46,869        32,893       150,654        65,751
                                                                                ---------     ---------     ---------     ---------

Non-interest income:
  Gain on sales of mortgage loans                                                 123,658        28,373       236,288        98,095
  Gain on sales of current period securitized mortgage loans                       19,960        30,461       194,256        40,120
  Gain (loss) on sales of mortgage-backed securities and derivatives                6,116        (8,120)       12,868        (2,810)
  Unrealized (loss) gain on mortgage-backed securities and derivatives            (10,965)       27,069        36,242        82,041

  Loan servicing fees                                                              21,099         9,822        49,381        28,870
  Amortization of mortgage servicing rights                                       (15,055)       (7,755)      (36,388)      (22,865)
  Impairment recovery (provision) of mortgage servicing rights                     11,577        (4,807)       (5,402)      (10,139)
                                                                                ---------     ---------     ---------     ---------
    Net loan servicing fees (loss)                                                 17,621        (2,740)        7,591        (4,134)
                                                                                ---------     ---------     ---------     ---------

  Other non-interest income                                                         1,585         3,349         5,594         5,553
                                                                                ---------     ---------     ---------     ---------
    Total non-interest income                                                     157,975        78,392       492,839       218,865
                                                                                ---------     ---------     ---------     ---------

Non-interest expenses:
  Salaries, commissions and benefits, net                                         101,378        46,482       264,712       128,805
  Occupancy and equipment                                                          15,328         9,984        42,396        26,086
  Data processing and communications                                                6,479         3,745        18,386        10,296
  Office supplies and expenses                                                      5,024         3,012        15,110         9,345
  Marketing and promotion                                                           5,104         2,610        14,360         7,018
  Travel and entertainment                                                          4,670         3,620        14,025         9,084
  Professional fees                                                                 3,744         2,524        10,646         6,781
  Other                                                                             7,360         6,363        21,072        15,883
                                                                                ---------     ---------     ---------     ---------
    Total non-interest expenses                                                   149,087        78,340       400,707       213,298
                                                                                ---------     ---------     ---------     ---------

Net income before income tax expense (benefit)                                     55,757        32,945       242,786        71,318

Income tax expense (benefit)                                                        2,549        (9,998)       (1,302)      (26,330)
                                                                                ---------     ---------     ---------     ---------

Net income                                                                      $  53,208     $  42,943     $ 244,088     $  97,648
                                                                                =========     =========     =========     =========

Dividends on preferred stock                                                        3,304         1,648         9,913         1,648

                                                                                ---------     ---------     ---------     ---------
Net income available to common shareholders                                     $  49,904     $  41,295     $ 234,175     $  96,000
                                                                                =========     =========     =========     =========

  Per share data:
    Basic                                                                       $    1.10     $    1.03     $    5.58     $    2.61
    Diluted                                                                     $    1.09     $    1.02     $    5.51     $    2.58

    Weighted average number of shares - basic                                      45,174        40,145        41,973        36,737
    Weighted average number of shares - diluted                                    45,669        40,605        42,471        37,198

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                 (In thousands)

                                                                                             Accumulated
                                                                  Additional                    Other            Total
                                             Preferred   Common    Paid-in     Retained     Comprehensive    Stockholders'
                                               Stock     Stock     Capital     Earnings         Loss            Equity
                                             -----------------------------------------------------------------------------
Balance at January 1, 2004                   $      --   $  252   $  281,432   $ 121,029    $      (4,743)   $     397,970
                                             ---------   ------   ----------   ---------    -------------    -------------
Comprehensive income:
  Net income                                        --       --           --      97,648               --           97,648
  Net change in unrealized gain on
    mortgage-backed securities
    available for sale                              --       --           --          --            1,780            1,780
  Net change in unrealized loss
    on cash flow hedges, net
    of amortization                                 --       --           --          --          (38,408)         (38,408)
                                                                                                             -------------
Comprehensive income                                                                                                61,020
  Issuance of Series A preferred
    stock - offering                            50,857       --           --          --               --           50,857
  Issuance of common stock - offering               --      144      339,647          --               --          339,791
  Issuance of common stock - earnouts               --        2        4,843          --               --            4,845
  Issuance of common stock,
    1999 Omnibus Stock Incentive Plan               --        4        2,286          --               --            2,290
  Tax benefit from stock options exercised          --       --        1,599          --               --            1,599
  Dividends declared on Series A
    preferred stock                                 --       --           --      (1,648)              --           (1,648)
  Dividends declared on common stock                --       --           --     (65,732)              --          (65,732)
                                             ---------   ------   ----------   ---------    -------------    -------------
Balance at September 30, 2004                $  50,857   $  402   $  629,807   $ 151,297    $     (41,371)   $     790,992
                                             =========   ======   ==========   =========    =============    =============


Balance at January 1, 2005                   $ 134,040   $  403   $  631,530   $  99,628    $     (39,339)   $     826,262
                                             ---------   ------   ----------   ---------    -------------    -------------
Comprehensive income:
  Net income                                        --       --           --     244,088               --          244,088
  Net change in unrealized loss on
    mortgage-backed securities
    available for sale                              --       --           --          --          (33,452)         (33,452)
  Net change in unrealized gain on
    cash flow hedges, net of amortization           --       --           --          --           21,700           21,700
                                                                                                             -------------
Comprehensive income                                                                                               232,336
  Issuance of common stock - offering               --       90      304,033          --               --          304,123
  Issuance of common stock - earnouts               --        2        5,990          --               --            5,992
  Issuance of common stock, 1999 Omnibus
    Stock Incentive Plan                            --        1        1,914          --               --            1,915
  Tax benefit from stock options exercised          --       --        2,638          --               --            2,638
  Dividends declared on Series A
    preferred stock                                 --       --           --      (3,930)              --           (3,930)
  Dividends declared on Series B
    preferred stock                                 --       --           --      (5,983)              --           (5,983)
  Dividends declared on common stock                --       --           --     (98,247)              --          (98,247)
                                             ---------   ------   ----------   ---------    -------------    -------------
Balance at September 30, 2005                $ 134,040   $  496   $  946,105   $ 235,556    $     (51,091)   $   1,265,106
                                             =========   ======   ==========   =========    =============    =============

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30,                    September 30,
                                                                 ------------------------------------------------------------
                                                                     2005            2004            2005            2004
                                                                 ------------    ------------    ------------    ------------
Cash flows from operating activities:
Net income                                                       $     53,208    $     42,943    $    244,088    $     97,648
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
Depreciation and amortization                                           3,098           2,151           8,276           6,116
Amortization and impairment of mortgage servicing rights                3,478          12,562          41,790          33,004
Accretion and amortization of mortgage-backed securities, net          (2,571)          9,455             853          19,615
Amortization of deferred cash flow hedge gain (loss)                    1,689          (7,019)         20,479          (4,733)
Loss on sales of mortgage-backed securities and derivatives             2,819           6,998           6,602           4,539
Unrealized loss (gain) on mortgage-backed securities                   74,595         (33,525)        121,065         (22,766)
Unrealized (gain) loss on free standing derivatives                   (31,137)         14,856         (45,546)        (26,595)
Decrease in forward delivery contracts                                (12,820)         (9,004)         (8,485)         (5,564)
Capitalized mortgage servicing rights on securitized loans            (27,536)        (27,203)       (169,876)        (59,580)
Capitalized mortgage servicing rights on sold loans                   (14,762)         (3,976)        (21,136)        (16,075)
Decrease in interest rate lock commitments                             14,501           7,358           8,447          18,981
(Increase) decrease in mortgage loan basis adjustments                (12,649)         (1,817)          7,721          18,507
Other                                                                   1,469           2,611             491           2,963
(Increase) decrease in operating assets:
       Accounts receivable                                           (218,519)           (124)       (219,968)        (17,142)
       Servicing advances                                                (382)           (492)          1,210             348
       Income taxes receivable                                             --              --          25,797              --
       Other assets                                                   (10,512)         (2,857)           (448)         (2,729)
Increase (decrease) in operating liabilities:
       Accrued expenses and other liabilities                          53,657          32,761          73,820          65,921
       Income taxes payable                                             8,557         (10,995)          1,968         (36,669)

Origination of mortgage loans held for sale                       (12,394,139)     (5,292,191)    (30,296,568)    (16,325,007)
Principal received from sales of mortgage loans held for sale       9,448,293       2,806,070      16,986,607      10,741,622
Proceeds from securitizations of mortgage loans held for sale       2,993,315       2,765,737      16,185,841       5,611,616
Additions to mortgage-backed securities                            (1,191,209)     (1,435,334)     (4,497,990)     (3,802,902)
Principal proceeds from sales of self-originated
  mortgage-backed securities                                               --       1,023,037       1,104,227       1,168,352
Cash received from residual assets in securitizations                  35,431           7,186          75,526          10,709
Principal repayments of mortgage-backed securities                    274,035          93,120         554,610         176,028
                                                                 ------------    ------------    ------------    ------------
       Net cash (used in) provided by operating activities           (948,091)          2,308         209,401      (2,343,793)
                                                                 ------------    ------------    ------------    ------------

Cash flows from investing activities:
Purchases of premises and equipment                                    (5,831)         (5,565)        (20,874)        (12,333)
Origination of mortgage loans held for investment                  (1,301,364)             --      (1,435,121)             --
Proceeds from repayments of mortgage loans held for investment          5,108              --           5,108              --
Purchases of mortgage-backed securities                            (2,417,565)       (535,056)     (3,351,494)     (5,186,475)
Principal proceeds from sales of purchased mortgage-backed
  securities                                                          518,517         633,036       1,673,468       1,538,587
Principal repayments of purchased mortgage-backed securities          414,667         296,974       1,144,387         565,785
Other                                                                      --              --              --            (244)
                                                                 ------------    ------------    ------------    ------------
       Net cash (used in) provided by investing activities         (2,786,468)        389,389      (1,984,526)     (3,094,680)
                                                                 ------------    ------------    ------------    ------------

Cash flows from financing activities:
Increase (decrease) in warehouse lines of credit, net               1,499,457        (124,872)      1,429,371        (574,176)
Increase in reverse repurchase agreements, net                      1,703,949         485,518         970,411       5,554,697
Decrease in collateralized debt obligations                                --              --      (2,022,218)             --
Increase (decrease) in payable for securities purchased               554,717        (423,909)        554,717        (259,701)
Increase (decrease) in commercial paper, net                           42,612        (584,324)        804,506         462,712
(Decrease) increase in drafts payable, net                             (7,775)        (40,774)         (7,437)         19,901
Increase in trust preferred securities                                 48,550              --          96,964              --
Increase in notes payable, net                                         49,706          21,211         170,005          28,793
Proceeds from issuance of preferred stock                                  --          52,057              --          52,057
Proceeds from issuance of common stock                                304,522             426         305,420         342,637
Dividends paid                                                        (34,130)        (24,468)        (95,011)        (55,115)
                                                                 ------------    ------------    ------------    ------------
       Net cash provided by (used in) financing activities          4,161,608        (639,135)      2,206,728       5,571,805
                                                                 ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                  427,049        (247,438)        431,603         133,332
Cash and cash equivalents, beginning of period                        197,375         433,918         192,821          53,148
                                                                 ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period                         $    624,424    $    186,480    $    624,424    $    186,480
                                                                 ============    ============    ============    ============
Supplemental disclosure of cash flow information:
Interest paid                                                    $    111,172    $     28,887    $    311,969    $     65,485
Income taxes paid                                                         118             996             906           7,357

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American Home Mortgage Investment Corp. ("AHM Investment") is a mortgage REIT focused on earning net interest income from mortgage loans and securities and through its taxable subsidiaries, on earning income from originating and selling mortgage loans and servicing mortgage loans for institutional investors. Mortgages are originated through a network of loan origination offices and mortgage brokers or are purchased from correspondents, and are serviced at the Company's Irving, Texas servicing center. As used herein, references to the "Company," "American Home," "we," "our" and "us" refer to AHM Investment collectively with its subsidiaries.

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

Cash and Cash Equivalents - Cash and cash equivalents are demand deposits and short-term investments with a maturity of 90 days or less. The carrying amount of cash and cash equivalents approximates its fair value.

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

When the fair value of an available for sale security is less than amortized cost, management evaluates whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security is likely to be sold prior to the recovery of fair value) based on estimated credit losses, prepayment speeds and the length of time in an unrealized loss position. If, in management's assessment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Premiums and discounts on the Company's mortgage-backed securities held in available for sale are amortized to interest income using the level yield method over the estimated life of the security.

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

Interest Rate Lock Commitments("IRLCs"). The Company's mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs associated with loans expected to be sold or securitized as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before March 31, 2004 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs to originate the loan. In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which provided industry guidance that changed the timing of recognition of the value of MSRs for IRLCs initiated after March 31, 2004. In SAB No. 105, the SEC stated that the value of expected future cash flows related to MSRs should be excluded when determining the fair value of derivative IRLCs. Under the policy in effect as of April 1, 2004, the value of the expected future cash flows related to MSRs is not recognized until the underlying loans are sold.

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

Gain on Sale of Loans - The Company recognizes gain on sale of loans for the difference between the sales price and the adjusted book value of the loans at the time of sale. The adjusted book value of the loans includes the original principal amount plus SFAS No. 133 basis adjustments plus deferrals of fees and points received and direct loan origination costs.

Loan Origination Fees and Direct Origination Costs - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold. When loans are securitized and held as securities available for sale, net deferred origination costs are amortized over the life of the security using the level-yield method and such amounts are included in interest income. When loans are securitized and held as trading securities, net deferred origination costs are an adjustment to the cost of the security and such amounts affect the amount recorded as unrealized gain on mortgage-backed securities and derivatives. Gain on sales of mortgage loans and salaries, commissions and benefits have been reduced by $113.5 million and $71.8 million due to direct loan origination costs, including commission costs, incurred for the nine months ended September 30, 2005 and 2004, respectively.

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

The following table presents pro forma net income available to common shareholders, basic earnings per share and diluted earnings per share had compensation cost been determined based on the fair value at the grant dates for awards under the Plan:

                                                                                   Three Months Ended          Nine Months Ended
                                                                                      September 30,              September 30,
                                                                                -------------------------  -------------------------
(In thousands, except per share data)                                              2005          2004          2005          2004
                                                                                ---------     ---------     ---------     ----------
Net income available to common
  shareholders - as reported                                                    $  49,904     $  41,295     $ 234,175     $  96,000

Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                                           (268)         (272)         (953)         (638)
                                                                                ---------     ---------     ---------     ---------

Net income available to common
  shareholders - pro forma                                                      $  49,636     $  41,023     $ 233,222     $  95,362
                                                                                =========     =========     =========     =========

Earnings per share:
    Basic - as reported                                                         $    1.10     $    1.03     $    5.58     $    2.61
    Basic - pro forma                                                           $    1.10     $    1.02     $    5.56     $    2.60

    Diluted - as reported                                                       $    1.09     $    1.02     $    5.51     $    2.58
    Diluted - pro forma                                                         $    1.09     $    1.01     $    5.49     $    2.56

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (Revised 2004), "Share-Based Payment"("SFAS 123R"). SFAS 123R requires compensation cost related to share-based payments to employees to be recognized in the financial statements based on their fair value. In April 2005, the SEC issued a rule which delays the required effective date to the beginning of an entity's fiscal year which begins after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006, using the modified prospective method of transition. This method requires the provisions of SFAS 123R be applied to new awards and awards modified, repurchased or cancelled after the effective date. The Company will adopt this statement when effective and is currently evaluating the impact. The impact, had the Company adopted the fair-value based method under existing guidance, is shown in the table above.

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

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities available for sale as of September 30, 2005 and December 31, 2004:

                                                September 30, 2005
                               ---------------------------------------------------
                                                Gross        Gross
                                             Unrealized   Unrealized
                               Adjusted Cost    Gains        Losses     Fair Value
                               ------------- ----------   ----------    ----------
(In thousands)
Agency securities               $  171,023   $        3   $   (6,055)   $  164,971

Privately issued:
  Rated                          4,507,912          267      (37,086)    4,471,093
  Unrated                            8,261           --           --         8,261
                                ----------   ----------   ----------    ----------
Securities available for sale   $4,687,196   $      270   $  (43,141)   $4,644,325
                                ==========   ==========   ==========    ==========
                                                 December 31, 2004
                               ---------------------------------------------------
                                                Gross        Gross
                                             Unrealized   Unrealized
                               Adjusted Cost    Gains        Losses     Fair Value
                               ------------- ----------   ----------    ----------
(In thousands)
Agency securities               $  620,196   $       17   $   (7,700)   $  612,513

Privately issued:
  Rated                          3,584,211       10,791      (12,527)    3,582,475
  Unrated                           15,952           --           --        15,952
                                ----------   ----------   ----------    ----------
Securities available for sale   $4,220,359   $   10,808   $  (20,227)   $4,210,940
                                ==========   ==========   ==========    ==========

The following table presents the Company's securities available for sale in an unrealized loss position as of September 30, 2005 and December 31, 2004:

                                                                   September 30, 2005
                                  ----------------------------------------------------------------------------------------
                                      Less Than 12 Months           12 Months or More                    Total
                                  -------------------------     --------------------------     ---------------------------
                                                   Gross                         Gross                           Gross
                                                 Unrealized                    Unrealized                      Unrealized
                                  Fair Value       Losses        Fair Value      Losses         Fair Value       Losses
                                  -------------------------     --------------------------     ---------------------------
(In thousands)
Agency securities                 $    1,343     $       (4)     $  162,661     $   (6,051)     $  164,004     $   (6,055)

Privately issued:
  Rated                            3,603,232        (21,387)        655,437        (15,699)      4,258,669        (37,086)
                                  -------------------------     --------------------------     ---------------------------
Securities available for sale     $3,604,575     $  (21,391)     $  818,098     $  (21,750)     $4,422,673     $  (43,141)
                                  =========================     ==========================     ===========================

                                                                    December 31, 2004
                                  ----------------------------------------------------------------------------------------
                                      Less Than 12 Months           12 Months or More                    Total
                                  -------------------------     --------------------------     ---------------------------
                                                   Gross                         Gross                           Gross
                                                 Unrealized                    Unrealized                      Unrealized
                                  Fair Value       Losses        Fair Value      Losses         Fair Value       Losses
                                  -------------------------     --------------------------     ---------------------------
(In thousands)
Agency securities                 $  608,730     $   (7,700)     $       --     $       --      $  608,730     $   (7,700)

Privately issued:
  Rated                            1,861,777        (12,527)             --             --       1,861,777        (12,527)
                                  -------------------------     --------------------------     ---------------------------
Securities available for sale     $2,470,507     $  (20,227)     $       --     $       --      $2,470,507     $  (20,227)
                                  =========================     ==========================     ===========================

The following table presents the Company's mortgage-backed trading securities as of September 30, 2005 and December 31, 2004:

                              September 30, 2005    December 31, 2004
                              ---------------------------------------

                                  Fair Value           Fair Value
                              -----------------    ------------------
         (In thousands)

         Privately issued:
           Rated                  $4,311,283           $1,751,335
           Unrated                   252,564               54,591
                              -----------------    ------------------
         Trading securities       $4,563,847           $1,805,926
                              =================    ==================

During the three months ended September 30, 2005, the Company recorded $37.6 million in unrealized losses on trading securities that related to trading securities held at September 30, 2005.

During the nine months ended September 30, 2005, the Company recorded $7.2 million in unrealized gains on trading securities that related to trading securities held at September 30, 2005.

During the three months ended September 30, 2005, the Company sold $521 million of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $5.8 million in gains, net of hedges. The $521 million of mortgage-backed securities sold were primarily market-purchased. During the three months ended September 30, 2005, the Company securitized and held in its portfolio $1.2 billion of mortgage-backed securities.

During the nine months ended September 30, 2005, the Company sold $2.8 billion of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $6.7 million in gains, net of hedges. During the nine months ended September 30, 2005, the Company securitized and held in its portfolio $4.4 billion of mortgage-backed securities.

The Company's mortgage-backed securities held at September 30, 2005 are primarily either agency obligations or are rated AAA or AA by Standard & Poor's.

The Company has credit exposure on $16.5 billion and $3.9 billion of loans it has securitized privately as of September 30, 2005 and December 31, 2004, respectively. The following table summarizes the loan delinquency information as of September 30, 2005 and December 31, 2004:

                                                     September 30, 2005
                                      --------------------------------------------------
(Dollars in thousands)

                                      Loan      Loan       Percentage of   Percentage of
Delinquency Status                    Count    Balance    Total Portfolio   Total Assets
------------------                    -----    -------    ---------------   ------------
60 to 89 days                           61   $   12,703         0.08%         0.09%
90 and greater days                     81       14,758         0.09%         0.10%
Foreclosure                            240       62,091         0.38%         0.44%
                                       ---   ----------         ----          ----
                                       382   $   89,552         0.55%         0.63%
                                       ===   ==========         ====          ====

                                                     December 31, 2004
                                      --------------------------------------------------
(Dollars in thousands)

                                      Loan      Loan       Percentage of   Percentage of
Delinquency Status                    Count    Balance    Total Portfolio   Total Assets
------------------                    -----    -------    ---------------   ------------
60 to 89 days                            6   $    2,018         0.05%         0.02%
90 and greater days                      2          418         0.01%           --%
Foreclosure                             48       13,666         0.35%         0.12%
                                       ---   ----------         ----          ----
                                        56   $   16,102         0.41%         0.14%
                                       ===   ==========         ====          ====

As of September 30, 2005, the fair value of residual assets from securitizations reported in mortgage-backed securities was $318.0 million.

The significant assumptions used in estimating the fair value of residual cash flows as of September 30, 2005 and December 31, 2004 were as follows:

                                         September 30, 2005    December 31, 2004
                                         ------------------    -----------------
Weighted-average prepayment speed (CPR)               28.46%              27.27%
Weighted-average discount rate                        17.14%              17.83%
Weighted-average default rate                          0.54%               0.49%

NOTE 3 - MORTGAGE LOANS,  NET

The following table presents the Company's mortgage loans held for sale, net, as of September 30, 2005 and December 31, 2004:

                                              September 30,       December 31,
(In thousands)                                    2005                2004
                                              ------------        ------------
Mortgage loans held for sale                  $  1,886,785        $  4,815,749
SFAS No. 133 basis adjustments                      (1,306)                 40
Deferred origination costs, net                     15,814              37,605
                                              ------------        ------------
Mortgage loans held for sale, net             $  1,901,293        $  4,853,394
                                              ============        ============

During the three months ended September 30, 2005, the Company sold non-securitized mortgage loans to third parties totaling $9.9 billion and realized $123.7 million in gains.

During the nine months ended September 30, 2005, the Company sold non-securitized mortgage loans to third parties totaling $17.5 billion and realized $236.3 million in gains.

During the three months ended September 30, 2005, the Company securitized mortgage loans totaling $2.5 billion, of which $1.3 billion were sold, and realized $20.0 million in gains.

During the nine months ended September 30, 2005, the Company securitized mortgage loans totaling $16.7 billion, of which $12.3 billion were sold, and realized $194.3 million in gains.

The following table presents the Company's mortgage loans held for investment, net, as of September 30, 2005:

                                                        September 30,
          (In thousands)                                    2005
                                                       --------------
          Mortgage loans held for investment           $    1,430,013
          Deferred origination costs, net                      15,416
                                                       --------------

          Mortgage loans held for investment, net      $    1,445,429
                                                       ==============

NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of September 30, 2005 and December 31, 2004:

                                                                 September 30,       December 31,
(In thousands)                                                       2005                2004
                                                                 ------------        ------------
Derivative Assets
Interest rate swaps - free standing derivatives                  $     38,536        $      2,127
Interest rate swaps - cash flow hedges                                 17,285               9,192
Interest rate lock commitments                                          3,578              12,025
Forward delivery contracts - loan commitments                           3,392                  --
Forward delivery contracts - loans held for sale                        3,233                  --
Mortgage put options                                                      727                  --
Interest rate caps - free standing derivatives                            434               1,459
                                                                 ------------        ------------
Derivative assets                                                $     67,185        $     24,803
                                                                 ============        ============

Derivative Liabilities
Forward delivery contracts - loan commitments                    $         --        $        896
Forward delivery contracts - loans held for sale                           --                 964
                                                                 ------------        ------------
Derivative liabilities                                           $         --        $      1,860
                                                                 ============        ============

As of September 30, 2005, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $1.6 billion and $6.9 billion, respectively.

As of December 31, 2004, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $954 million and $3.4 billion, respectively.

During the three months ended September 30, 2005, the Company realized $0.3 million in gains on sales of interest rate swap agreements associated with its securitizations of mortgage loans.

During the nine months ended September 30, 2005, the Company realized $6.1 million in gains on sales of interest rate swap agreements associated with its securitizations of mortgage loans. These gains are recorded in gain (loss) on sales of mortgage-backed securities and derivatives in the consolidated statements of income.

During the three months ended September 30, 2005, the Company recognized in earnings $26.6 million in unrealized gains on free standing derivatives.

During the nine months ended September 30, 2005, the Company recognized in earnings $29.1 million in unrealized gains on free standing derivatives. These gains are recorded in unrealized (loss) gain on mortgage-backed securities and derivatives in the consolidated statements of income.

The forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the consolidated balance sheets was insignificant as of September 30, 2005 and December 31, 2004.

As of September 30, 2005, the unrealized loss on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was a loss of $8.2 million.

The following table presents the Company's estimate of amounts that will be reclassified from accumulated other comprehensive loss to interest expense:

(In thousands)
   Twelve months ended September 30, 2006                     $2,382
   Twelve months ended September 30, 2007                        609
   Twelve months ended September 30, 2008                      3,095
   Twelve months ended September 30, 2009                      1,972
   Twelve months ended September 30, 2010                        163


NOTE 5 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the three and nine months ended September 30, 2005 and 2004:

                                            Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                         ---------------------------------------------------
(In thousands)                             2005           2004          2005          2004
                                         ---------     ---------     ---------     ---------
Mortgage Servicing Rights:
Balance at beginning of period           $ 290,756     $ 151,018     $ 163,374     $ 121,652
Additions                                   42,298        31,179       191,013        75,655
Amortization                               (15,055)       (7,755)      (36,388)      (22,865)
                                         ---------     ---------     ---------     ---------

Balance at end of period                 $ 317,999     $ 174,442     $ 317,999     $ 174,442
                                         ---------     ---------     ---------     ---------

Impairment Allowance:
Balance at beginning of period           $ (28,917)    $  (9,200)    $ (11,938)    $  (3,868)
Impairment recovery (provision)             11,577        (4,807)       (5,402)      (10,139)
                                         ---------     ---------     ---------     ---------
Balance at end of period                 $ (17,340)    $ (14,007)    $ (17,340)    $ (14,007)
                                         ---------     ---------     ---------     ---------

Mortgage servicing rights, net           $ 300,659     $ 160,435     $ 300,659     $ 160,435
                                         =========     =========     =========     =========

     Aggregate Amortization Expense
     ------------------------------
       Nine months ended September 30, 2005                 $ 36,388

     Estimated Amortization Expense
     ------------------------------
       Twelve months ended September 30, 2006               $ 61,436
       Twelve months ended September 30, 2007                 53,872
       Twelve months ended September 30, 2008                 42,401
       Twelve months ended September 30, 2009                 32,831
       Twelve months ended September 30, 2010                 24,777
       Thereafter                                            102,682

On a quarterly basis, the Company evaluates MSRs for impairment based on risk strata. The MSRs are stratified based on the predominant risk characteristics of the underlying loans. The Company's predominant risk characteristic is interest rate. A valuation allowance is recognized for MSRs that have an amortized balance in excess of the estimated fair value for the individual risk stratification.

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

The significant assumptions used in estimating the fair value of MSRs at September 30, 2005 and December 31, 2004 were as follows:

                                         September 30, 2005    December 31, 2004
                                         ------------------    -----------------
Weighted-average prepayment speed (PSA)                 341                  316
Weighted-average discount rate                       11.83%               10.37%
Weighted-average default rate                         3.55%                2.76%


The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at September 30, 2005 and December 31, 2004:

                                                         September 30, 2005        December 31, 2004
                                                         ------------------        -----------------
                                                                    (Dollars in thousands)
Loan servicing portfolio - loans sold or securitized           $ 24,247,837            $ 11,955,608
ARM loans as a percentage of total loans                                 74%                     60%
Average loan size                                              $        189            $        156
Weighted-average servicing fee                                        0.331%                  0.348%
Weighted-average note rate                                             5.73%                   5.48%
Weighted-average remaining term (in months)                             337                     318
Weighted-average age (in months)                                         13                      20


NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the nine months ended September 30, 2005 and 2004:

                                                                             Mortgage-Backed
                                                      Loan Origination     Securities Holdings
(In thousands)                                             Segment               Segment                Total
                                                      ----------------     --------------------      -----------

Balance at January 1, 2004                                 $58,605               $24,840               $83,445

Earnouts from previous acquisitions                          5,751                    --                 5,751

                                                           -------               -------               -------
Balance at September 30, 2004                              $64,356               $24,840               $89,196
                                                           =======               =======               =======

Balance at January 1, 2005                                 $66,037               $24,840               $90,877

Earnouts from previous acquisitions                          8,391                    --                 8,391

                                                           -------               -------               -------
Balance at September 30, 2005                              $74,428               $24,840               $99,268
                                                           =======               =======               =======

As of December 31, 2004, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.

NOTE 7 - WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit

To originate a mortgage loan, the Company draws against a $3.3 billion Secured Liquidity Note Program, a $1.5 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a facility of $1.5 billion with Bear Stearns, a $1.0 billion bank syndicated facility led by Bank of America (which includes a $350 million term loan facility which the Company uses to finance its MSRs), a facility of $750 million with Goldman Sachs, a facility of $750 million with Morgan Stanley Bank ("Morgan Stanley"), a $450 million facility with IXIS Real Estate Capital Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), a facility of $500 million with Lehman Brothers, an early purchase program facility with Countrywide Home Loans, Inc. ("Countrywide") and a facility of $250 million with Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. In addition, the Company has a gestation facility with Greenwich Capital Financial Products, Inc. ("Greenwich"). The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At September 30, 2005, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of September 30, 2005, borrowings under the working capital line of credit were $20.3 million.

As of September 30, 2005, the Company had $2.2 billion of warehouse lines of credit outstanding with a weighted-average borrowing rate of 4.29%. As of December 31, 2004, the Company had $735.8 million of warehouse lines of credit outstanding with a weighted-average borrowing rate of 3.13%.

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and on September 30, 2005 had borrowed funds from eight of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of September 30, 2005, the Company had $8.0 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 3.84% and a weighted-average remaining maturity of six months. As of December 31, 2004, the Company had $7.1 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 2.13% and a weighted-average remaining maturity of three months.

As of September 30, 2005 and December 31, 2004, the Company's reverse repurchase agreements had the following remaining maturities:

                                          September 30,        December 31,
                                              2005                 2004
                                          ------------        ------------
                                                   (In thousands)

      Within 30 days                      $  2,605,619        $  3,617,325
      31 to 89 days                          1,206,468           2,050,529
      90 to 365 days                         4,229,492           1,403,314
                                          ------------        ------------
      Reverse repurchase agreements       $  8,041,579        $  7,071,168
                                          ============        ============

The Company's average reverse repurchase agreements outstanding were $6.5 billion and $6.8 billion for the three months ended September 30, 2005 and 2004, respectively.

The Company's average reverse repurchase agreements outstanding were $6.6 billion and $4.4 billion for the nine months ended September 30, 2005 and 2004, respectively.

Commercial Paper

In May 2004, the Company formed a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of the Company's mortgage loans held for sale. The special purpose entity allows for issuance of short-term notes with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating the LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $3.3 billion at September 30, 2005.

As of September 30, 2005, the Company had $1.3 billion of SLNs outstanding, with an average interest cost of 3.71%. The SLNs were collateralized by loans held for sale and cash with a balance of $1.4 billion as of September 30, 2005. As of December 31, 2004, the Company had $529.8 million of SLNs outstanding, with an average interest cost of 2.51%. The SLNs were collateralized by loans held for sale and cash with a balance of $550.0 million as of December 31, 2004.

The Company's commercial paper had the following remaining maturities as of September 30, 2005 and December 31, 2004 :

                                          September 30,        December 31,
                                              2005                 2004
                                          ------------        ------------
                                                   (In thousands)

      Within 30 days                      $  1,309,383        $    529,790
      31 to 89 days                             24,913                  --
                                          ------------        ------------
      Commercial paper                    $  1,334,296        $    529,790
                                          ============        ============


NOTE 8 - COLLATERALIZED DEBT OBLIGATIONS

In December 2004, the Company transferred $3.5 billion of its mortgage loans held for sale to American Home Mortgage Investment Trust 2004-4 (the "Trust") in a securitization transaction. This securitization transaction was accounted for as a financing of the mortgage loans held for sale. The Company financed the transaction by issuing $2.0 billion of collateralized debt obligations, which were collateralized by loans held for sale transferred to the Trust. This securitization transaction qualified for sale treatment under SFAS No. 140 in the first quarter of 2005, and consequently the Company had no collateralized debt obligations as of March 31, 2005. As of September 30, 2005, the Company had no collateralized debt obligations. As of December 31, 2004, the collateralized debt obligations had a balance of $2.0 billion and an effective interest cost of 3.16%. As of December 31, 2004, the collateralized debt obligations were collateralized by mortgage loans held for sale of $2.0 billion.


NOTE 9 - COMMON STOCK AND PREFERRED STOCK

In August 2005, the Company issued 9,000,000 shares of its common stock ("Common Stock") at a price of $35.50 per share. The total proceeds to the Company were $319.5 million, before underwriting discounts, commissions and other offering expenses.

Under our charter, our Board of Directors is authorized to issue 110,000,000 shares of stock, of which up to 100,000,000 shares may be common stock and up to 10,000,000 shares may be preferred stock. As of September 30, 2005, there were 49,590,821 shares of common stock issued and outstanding, 2,150,000 shares of our 9.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred") issued and outstanding and 3,450,000 shares of our 9.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred") issued and outstanding.

During the three months ended September 30, 2005, the Company declared dividends totaling $38.8 million, or $0.86 per common share, which were paid on October 27, 2005. During the three months ended September 30, 2004, the Company declared a dividend totaling $24.5 million, or $0.61 per common share, which was paid on October 21, 2004.

During the nine months ended September 30, 2005, the Company declared dividends totaling $98.2 million, or $2.33 per common share.

During the nine months ended September 30, 2004, the Company declared dividends totaling $65.7 million, or $1.77 per common share.

During the three months ended September 30, 2005, the Company declared a dividend of $1.3 million, or $0.609375 per Series A Preferred share, which was paid on October 31, 2005.

During the nine months ended September 30, 2005, the Company declared dividends of $3.9 million, or $1.828125 per Series A Preferred share.

During the three months ended September 30, 2005, the Company declared a dividend of $2.0 million, or $0.578125 per Series B Preferred share, which was paid on October 31, 2005.

During the nine months ended September 30, 2005, the Company declared dividends of $6.0 million, or $1.734375 per Series B Preferred share.


NOTE 10 - INCOME TAXES

A reconciliation of the statutory income tax provision to the effective income tax expense (benefit) is as follows:

                                              Three Months Ended September 30,                Nine Months Ended September 30,
                                        --------------------------------------------   ---------------------------------------------
(Dollars in thousands)                          2005                    2004                    2005                   2004
                                        ------------------      --------------------   ---------------------    --------------------

Tax provision at statutory rate         $ 19,516      35.0%     $ 11,534      35.0%     $ 84,975      35.0%     $ 24,961      35.0%
Non-taxable REIT income                  (17,487)    (31.4)      (20,313)    (61.6)      (87,339)    (36.0)      (47,807)    (66.9)
State and local taxes, net of
    federal income tax benefit               253       0.5        (1,369)     (4.2)          (47)     (0.0)       (4,004)     (5.6)
Other                                        267       0.5           150       0.5         1,109       0.4           520       0.7
                                        --------       ---      --------     -----      --------      ----      --------     -----
Income tax expense (benefit)            $  2,549       4.6%     $ (9,998)    (30.3%)    $ (1,302)     (0.6%)    $(26,330)    (36.8%)
                                        ========       ===      ========     =====      ========      ====      ========     =====

The major sources of temporary differences and their deferred tax effect at September 30, 2005 and December 31, 2004 are as follows:

                                                                September 30,       December 31,
                                                                    2005                2004
                                                                ------------        ------------
                                                                         (In thousands)
Deferred tax liabilities:
    Capitalized cost of mortgage servicing rights               $    134,302        $     82,399
    Loan origination costs                                            16,846              11,236
    Depreciation                                                       3,083               2,341
    Deferred state income taxes                                           48                  --
                                                                ------------        ------------
Deferred tax liabilities                                             154,279              95,976
                                                                ------------        ------------

Deferred tax assets:
    Tax loss carryforwards                                            77,979              36,384
    Allowance for bad debts and foreclosure reserve                    2,842               2,711
    Mark-to-market adjustments                                        17,007                 811
    Deferred state income taxes                                           --                 353
    Broker fees                                                          958                 528
    AMT credit                                                         1,745                  --
    Other                                                                377                 847
                                                                ------------        ------------
Deferred tax assets                                                  100,908              41,634
                                                                ------------        ------------

Net deferred tax liabilities                                    $     53,371        $     54,342
                                                                ============        ============

In June 2002, American Home Mortgage Holdings Inc., ("AHM Holdings"), currently a wholly owned subsidiary of AHM Investment, acquired all of the outstanding stock of American Home Mortgage Servicing, Inc. ("AHM Servicing") (formerly known as Columbia National, Incorporated). The acquisition was accounted for under the purchase method of accounting for financial statement purposes. For federal income tax purposes, the historical basis of the assets and liabilities were carried over to AHM Holdings. AHM Servicing has approximately $40 million of separate company net operating loss carryforwards which begin to expire in 2008. In addition, AHM Holdings has approximately $130 million of federal and approximately $229 million of state net operating loss carryforwards which begin to expire in 2024 and 2009, respectively.

At September 30, 2005 and December 31, 2004, no valuation allowance has been established against deferred tax assets since it is more likely than not that the deferred tax assets will be realized.

The Company has been audited by various state tax jurisdictions which have settled with a "no change" decision. In addition, the Company is currently under examination by other tax jurisdictions which the Company expects to result in no material assessments. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in the calculation of its provision and maintains an appropriate reserve as needed.


NOTE 11 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

                                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                            --------------------------------    -------------------------------
(Dollars in thousands, except per share amounts)                  2005            2004                2005            2004
                                                             -------------    ------------        ------------    ------------
Numerator for basic earnings per share - Net income
 available to common shareholders                             $     49,904    $     41,295        $    234,175    $     96,000
                                                              ============    ============        ============    ============

Denominator:
 Denominator for basic earnings per share
 Weighted average number of common shares
  outstanding during the period                                 45,173,834      40,144,601          41,972,908      36,737,484

 Net effect of dilutive stock options                              494,784         460,453             498,269         460,568
                                                              ------------    ------------        ------------    ------------

Denominator for diluted earnings per share                      45,668,618      40,605,054          42,471,177      37,198,052
                                                              ============    ============        ============    ============

Net income per share available to common shareholders:
 Basic                                                        $       1.10    $       1.03        $       5.58    $       2.61
                                                              ============    ============        ============    ============

 Diluted                                                      $       1.09    $       1.02        $       5.51    $       2.58
                                                              ============    ============        ============    ============


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

As of September 30, 2005, the Company has awarded 213,343 shares of restricted stock under the Plan. During the three months ended September 30, 2005 and 2004, the Company recognized compensation expense of $212 thousand and $79 thousand, respectively, relating to shares of restricted stock granted under the Plan. During the nine months ended September 30, 2005 and 2004, the Company recognized compensation expense of $527 thousand and $603 thousand, respectively, relating to shares of restricted stock granted under the Plan. At September 30, 2005, 175,509 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

For options granted under the Plan, there was no intrinsic value of the options when granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the nine months ended September 30, 2005 and 2004.

There were 25,000 and 382,419 options granted under the Plan in the three months and nine months ended September 30, 2005, with weighted-average exercise prices of $34.18 and $32.63, in the three months and nine months ended September 30, 2005, respectively. The weighted-average fair value per share of options granted during the three months and nine months ended September 30, 2005 was $4.81 and $3.82, respectively.

There were 110,000 and 422,413 options granted under the Plan in the three months and nine months ended September 30, 2004, with weighted-average exercise prices of $27.13 and $24.62, in the three months and nine months ended September 30, 2004, respectively. The weighted-average fair value per share of options granted during the three months and nine months ended September 30, 2004 was $4.58 and $5.00, respectively.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                             Three Months Ended September 30,  Nine Months Ended September 30,
                             --------------------------------  -------------------------------
                                  2005             2004            2005             2004
                             --------------   ---------------  -------------   ---------------
Dividend yield                     10.2 %           9.0 %           9.1 %           8.3 %
Expected volatility                36.1 %          38.3 %          29.1 %          44.5 %
Risk-free interest rate             5.0 %           5.0 %           5.0 %           5.0 %
Expected life                     3 years         3 years         3 years         3 years


NOTE 13 - ACQUISITION

Valley Bancorp, Inc.

In August 2001, AHM Holdings entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland, a federal savings bank located in suburban Baltimore, Maryland. In 2004, subsequent to the merger with Apex and internal reorganization, AHM Investment, as successor in interest to AHM Holdings, entered into an amended and restated agreement and plan of reorganization with Valley Bancorp. Under the terms of the definitive agreement, the Company will pay $46 for each share of Valley Bancorp common stock outstanding, and will pay in cash to the holders of Valley Bancorp stock options the difference between $46 and the exercise price of such options, or an aggregate of approximately $6.3 million. The acquisition agreement between AHM Investment and Valley Bancorp has been extended through November 30, 2005. This transaction is subject to regulatory approval and no assurance can be given that such approval will be obtained or that the acquisition agreement with Valley Bancorp will be further extended if necessary.


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

                                                                                 Three Months Ended September 30, 2005
                                                                     ------------------------------------------------------------
                                                                                            (In thousands)

                                                                   Mortgage-Backed
                                                                      Securities         Loan            Loan
                                                                       Holdings       Origination     Servicing
                                                                        Segment         Segment         Segment           Total
                                                                  ------------------------------------------------------------------
Net interest income:
Interest income                                                      $     84,560    $     95,478    $         --    $    180,038
Interest expense                                                          (62,945)        (68,937)         (1,287)       (133,169)
                                                                     ------------------------------------------------------------
  Total net interest income                                                21,615          26,541          (1,287)         46,869
                                                                     ------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                                --         123,658              --         123,658
Gain on sales of current period securitized mortgage loans                     --          19,960              --          19,960
Gain on sales of mortgage-backed securities and derivatives                 5,816             300              --           6,116
Unrealized (loss) gain on mortgage-backed securities and derivatives      (43,581)         32,616              --         (10,965)

Loan servicing fees                                                            --              --          21,099          21,099
Amortization of mortgage servicing rights                                      --              --         (15,055)        (15,055)
Impairment recovery of mortgage servicing rights                               --              --          11,577          11,577
                                                                     ------------------------------------------------------------
  Net loan servicing fees                                                      --              --          17,621          17,621

Other non-interest income                                                      --           1,114             471           1,585
                                                                     ------------------------------------------------------------
  Total non-interest income                                               (37,765)        177,648          18,092         157,975
                                                                     ------------------------------------------------------------

Non-interest expenses:
  Salaries, commissions and benefits, net                                   1,488          96,738           3,152         101,378
  Occupancy and equipment                                                       2          14,985             341          15,328
  Data processing and communications                                           22           6,373              84           6,479
  Office supplies and expenses                                                  4           4,616             404           5,024
  Marketing and promotion                                                      --           5,088              16           5,104
  Travel and entertainment                                                     --           4,588              82           4,670
  Professional fees                                                           807           2,753             184           3,744
  Other                                                                     1,726           3,123           2,511           7,360
                                                                     ------------------------------------------------------------
    Total non-interest expenses                                             4,049         138,264           6,774         149,087
                                                                     ------------------------------------------------------------

Net income before income tax (benefit) expense                            (20,199)         65,925          10,031          55,757
                                                                     ------------------------------------------------------------

Income tax (benefit) expense                                                   --          (1,221)          3,770           2,549

                                                                     ------------------------------------------------------------
Net income                                                           $    (20,199)   $     67,146    $      6,261    $     53,208
                                                                     ============================================================

Dividends on preferred stock                                                3,304              --              --           3,304

                                                                     ------------------------------------------------------------
Net income available to common shareholders                          $    (23,503)   $     67,146    $      6,261    $     49,904
                                                                     ============================================================

                                                                                           September 30, 2005
                                                                     ------------------------------------------------------------

Segment assets                                                       $  9,432,484    $  4,197,165    $    448,388    $ 14,078,037
                                                                     ============================================================

                                                                                Three Months Ended September 30, 2004
                                                                     ------------------------------------------------------------
                                                                                            (in thousands)

                                                                   Mortgage-Backed
                                                                      Securities         Loan            Loan
                                                                       Holdings       Origination     Servicing
                                                                        Segment         Segment         Segment           Total
                                                                  ------------------------------------------------------------------
Net interest income:
Interest income                                                      $     66,856    $     27,442    $         --    $     94,298
Interest expense                                                          (42,124)        (18,252)         (1,029)        (61,405)
                                                                     ------------------------------------------------------------
  Total net interest income                                                24,732           9,190          (1,029)         32,893
                                                                     ------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                                --          28,373              --          28,373
Gain on sales of current period securitized mortgage loans                     --          30,461              --          30,461
Loss on sales of mortgage-backed securities and derivatives                (4,610)         (3,510)             --          (8,120)
Unrealized (loss) gain on mortgage-backed securities and derivatives       (1,784)         28,853              --          27,069

Loan servicing fees                                                            --              --           9,822           9,822
Amortization of mortgage servicing rights                                      --              --          (7,755)         (7,755)
Impairment provision of mortgage servicing rights                              --              --          (4,807)         (4,807)
                                                                     ------------------------------------------------------------
  Net loan servicing loss                                                      --              --          (2,740)         (2,740)

Other non-interest income                                                      --           3,349              --           3,349
                                                                     ------------------------------------------------------------
  Total non-interest income                                                (6,394)         87,526          (2,740)         78,392
                                                                     ------------------------------------------------------------

Non-interest expenses:
  Salaries, commissions and benefits, net                                      55          45,151           1,276          46,482
  Occupancy and equipment                                                       5           9,858             121           9,984
  Data processing and communications                                            5           3,637             103           3,745
  Office supplies and expenses                                                 --           2,831             181           3,012
  Marketing and promotion                                                      --           2,608               2           2,610
  Travel and entertainment                                                     --           3,609              11           3,620
  Professional fees                                                            44           2,389              91           2,524
  Other                                                                     2,036           3,591             736           6,363
                                                                     ------------------------------------------------------------
    Total non-interest expenses                                             2,145          73,674           2,521          78,340
                                                                     ------------------------------------------------------------

Net income before income tax benefit                                       16,193          23,042          (6,290)         32,945
                                                                     ------------------------------------------------------------

Income tax benefit                                                             --          (7,510)         (2,488)         (9,998)

                                                                     ------------------------------------------------------------
Net income                                                           $     16,193    $     30,552    $     (3,802)   $     42,943
                                                                     ============================================================

Dividends on preferred stock                                                1,648              --              --           1,648

                                                                     ------------------------------------------------------------
Net income available to common shareholders                          $     14,545    $     30,552    $     (3,802)   $     41,295
                                                                     ============================================================

                                                                                             December 31, 2004
                                                                     ------------------------------------------------------------

Segment assets                                                       $  6,136,642    $  5,194,387    $    224,768    $ 11,555,797
                                                                     ============================================================

                                                                                  Nine Months Ended September 30, 2005
                                                                     ------------------------------------------------------------
                                                                                            (in thousands)

                                                                   Mortgage-Backed
                                                                      Securities         Loan            Loan
                                                                       Holdings       Origination     Servicing
                                                                        Segment         Segment         Segment           Total
                                                                  ------------------------------------------------------------------
Net interest income:
Interest income                                                      $    219,906    $    242,344    $         --    $    462,250
Interest expense                                                         (154,168)       (152,799)         (4,629)       (311,596)
                                                                     ------------------------------------------------------------
  Total net interest income                                                65,738          89,545          (4,629)        150,654
                                                                     ------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                                --         236,288              --         236,288
Gain on sales of current period securitized mortgage loans                     --         194,256              --         194,256
Gain on sales of mortgage-backed securities and derivatives                 6,725           6,143              --          12,868
Unrealized (loss) gain on mortgage-backed securities and derivatives      (41,496)         77,738              --          36,242

Loan servicing fees                                                            --              --          49,381          49,381
Amortization of mortgage servicing rights                                      --              --         (36,388)        (36,388)
Impairment provision of mortgage servicing rights                              --              --          (5,402)         (5,402)
                                                                     ------------------------------------------------------------
  Net loan servicing fees                                                      --              --           7,591           7,591

Other non-interest income                                                      --           3,722           1,872           5,594
                                                                     ------------------------------------------------------------
  Total non-interest income                                               (34,771)        518,147           9,463         492,839
                                                                     ------------------------------------------------------------


Non-interest expenses:
  Salaries, commissions and benefits, net                                   6,057         250,179           8,476         264,712
  Occupancy and equipment                                                       5          41,645             746          42,396
  Data processing and communications                                           64          17,953             369          18,386
  Office supplies and expenses                                                  5          13,955           1,150          15,110
  Marketing and promotion                                                       2          14,281              77          14,360
  Travel and entertainment                                                      5          13,589             431          14,025
  Professional fees                                                         2,829           7,060             757          10,646
  Other                                                                     6,331           9,439           5,302          21,072
                                                                     ------------------------------------------------------------
    Total non-interest expenses                                            15,298         368,101          17,308         400,707
                                                                     ------------------------------------------------------------

Net income before income tax expense (benefit)                             15,669         239,591         (12,474)        242,786
                                                                     ------------------------------------------------------------

Income tax expense (benefit)                                                   --           3,777          (5,079)         (1,302)

                                                                     ------------------------------------------------------------
Net income                                                           $     15,669    $    235,814    $     (7,395)   $    244,088
                                                                     ============================================================

Dividends on preferred stock                                                9,913              --              --           9,913

                                                                     ------------------------------------------------------------
Net income available to common shareholders                          $      5,756    $    235,814    $     (7,395)   $    234,175
                                                                     ============================================================

                                                                                            September 30, 2005
                                                                     ------------------------------------------------------------

Segment assets                                                       $  9,432,484    $  4,197,165    $    448,388    $ 14,078,037
                                                                     ============================================================

                                                                                  Nine Months Ended September 30, 2004
                                                                     ------------------------------------------------------------
                                                                                            (in thousands)

                                                                   Mortgage-Backed
                                                                      Securities         Loan            Loan
                                                                       Holdings       Origination     Servicing
                                                                        Segment         Segment         Segment           Total
                                                                  ------------------------------------------------------------------
Net interest income:
Interest income                                                      $    123,194    $     75,153    $         --    $    198,347
Interest expense                                                          (82,026)        (47,736)         (2,834)       (132,596)
                                                                     ------------------------------------------------------------
  Total net interest income                                                41,168          27,417          (2,834)         65,751
                                                                     ------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                                --          98,095              --          98,095
Gain on sales of current period securitized mortgage loans                     --          40,120              --          40,120
Gain (loss) on sales of mortgage-backed securities and derivatives          1,578          (4,388)             --          (2,810)
Unrealized gain on mortgage-backed securities and derivatives              14,385          67,656              --          82,041

Loan servicing fees                                                            --              --          28,870          28,870
Amortization of mortgage servicing rights                                      --              --         (22,865)        (22,865)
Impairment provision of mortgage servicing rights                              --              --         (10,139)        (10,139)
                                                                     ------------------------------------------------------------
  Net loan servicing loss                                                      --              --          (4,134)         (4,134)

Other non-interest income                                                      --           5,553              --           5,553
                                                                     ------------------------------------------------------------
  Total non-interest income                                                15,963         207,036          (4,134)        218,865
                                                                     ------------------------------------------------------------

Non-interest expenses:
  Salaries, commissions and benefits, net                                     159         125,053           3,593         128,805
  Occupancy and equipment                                                       5          25,691             390          26,086
  Data processing and communications                                           11          10,068             217          10,296
  Office supplies and expenses                                                 --           8,525             820           9,345
  Marketing and promotion                                                      --           7,013               5           7,018
  Travel and entertainment                                                      2           8,947             135           9,084
  Professional fees                                                           251           6,060             470           6,781
  Other                                                                     5,109           8,044           2,730          15,883
                                                                     ------------------------------------------------------------
    Total non-interest expenses                                             5,537         199,401           8,360         213,298
                                                                     ------------------------------------------------------------

Net income before income tax benefit                                       51,594          35,052         (15,328)         71,318
                                                                     ------------------------------------------------------------

Income tax benefit                                                             --         (20,267)         (6,063)        (26,330)

                                                                     ------------------------------------------------------------
Net income                                                           $     51,594    $     55,319    $     (9,265)   $     97,648
                                                                     ============================================================

Dividends on preferred stock                                                1,648              --              --           1,648

                                                                     ------------------------------------------------------------
Net income available to common shareholders                          $     49,946    $     55,319    $     (9,265)   $     96,000
                                                                     ============================================================

                                                                                            December 31, 2004
                                                                     ------------------------------------------------------------

Segment assets                                                       $  6,136,642    $  5,194,387    $    224,768    $ 11,555,797
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

The MSRs are assessed for impairment based on the fair value of those assets. We estimate the fair value of the servicing assets by obtaining market information from a primary MSR broker. When the book value of capitalized servicing assets exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. We have determined that the predominant risk characteristic is the interest rate on the underlying loan. We measure impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, we periodically evaluate our MSRs for other-than-temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. We receive a sensitivity analysis of the estimated fair value of our MSRs assuming a 200-basis-point instantaneous increase in interest rates from an independent MSR broker. The fair value estimate includes changes in market assumptions that would be expected given the increase in mortgage rates (e.g., prepayment speeds would be lower). We believe this 200-basis-point increase in mortgage rates to be an appropriate threshold for determining the recoverability of the temporary impairment because that size rate increase is foreseeable and consistent with historical mortgage rate fluctuations. When using this instantaneous change in rates, if the fair value of the strata of MSRs is estimated to increase to a point where all of the impairment would be recovered, the impairment is considered to be temporary. When we determine that a portion of the MSRs is not recoverable, the related MSRs and the previously established valuation allowance are correspondingly reduced to reflect other-than-temporary impairment.

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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                  September 30,    December 31,    December 31,     December 31,
                                                                      2005             2004           2004              2004
                                                                  -------------    ------------    ------------     ------------

                                                                                                       (1)               As
                                                                                       GAAP        Adjustments       Adjusted
                                                                  -------------    ------------    ------------     ------------
Assets:
  Cash and cash equivalents                                       $    624,424    $    192,821    $         --    $    192,821
  Accounts receivable and servicing advances                           335,736         116,978         (11,640)        105,338
  Mortgage-backed securities                                         9,208,172       6,016,866       1,584,927       7,601,793
  Mortgage loans held for sale, net                                  1,901,293       4,853,394      (3,536,785)      1,316,609
  Mortgage loans held for investment, net                            1,445,429              --              --              --
  Derivative assets                                                     67,185          24,803          (1,459)         23,344
  Mortgage servicing rights, net                                       300,659         151,436          37,793         189,229
  Premises and equipment, net                                           64,174          51,576              --          51,576
  Goodwill                                                              99,268          90,877              --          90,877
  Other assets                                                          31,697          57,046         (10,490)         46,556
                                                                  ------------    ------------    ------------    ------------
    Total assets                                                  $ 14,078,037    $ 11,555,797    $ (1,937,654)   $  9,618,143
                                                                  ============    ============    ============    ============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                       $  2,165,154    $    735,783    $         --    $    735,783
  Drafts payable                                                        18,763          26,200              --          26,200
  Commercial paper                                                   1,334,296         529,790              --         529,790
  Reverse repurchase agreements                                      8,041,579       7,071,168              --       7,071,168
  Payable for securities purchased                                     554,717              --              --              --
  Collateralized debt obligations                                           --       2,022,218      (2,022,218)             --
  Derivative liabilities                                                    --           1,860              --           1,860
  Trust preferred securities                                            96,964              --              --              --
  Accrued expenses and other liabilities                               239,382         152,413          13,213         165,626
  Notes payable                                                        305,766         135,761              --         135,761
  Income taxes payable                                                  56,310          54,342              --          54,342
                                                                  ------------    ------------    ------------    ------------
    Total liabilities                                               12,812,931      10,729,535      (2,009,005)      8,720,530
                                                                  ------------    ------------    ------------    ------------

Stockholders' Equity:
  Preferred Stock                                                      134,040         134,040              --         134,040
  Common stock                                                             496             403              --             403
  Additional paid-in capital                                           946,105         631,530              --         631,530
  Retained earnings                                                    235,556          99,628          71,351         170,979
  Accumulated other comprehensive loss                                 (51,091)        (39,339)             --         (39,339)
                                                                  ------------    ------------    ------------    ------------
    Total stockholders' equity                                       1,265,106         826,262          71,351         897,613
                                                                  ------------    ------------    ------------    ------------

      Total liabilities and stockholders' equity                  $ 14,078,037    $ 11,555,797    $ (1,937,654)   $  9,618,143
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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                              Three Months Ended
                                                                         -----------------------------------------------------------
                                                                           Sept. 30,   June 30,   March 31,   Dec. 31,     Sept. 30,
                                                                             2005        2005       2005        2004         2004
                                                                         -----------   --------   ---------   --------    ----------
                                                                                                     (1)         (1)
                                                                                                      As         As
                                                                                                   Adjusted   Adjusted
                                                                         -----------   --------   ---------   --------    ----------
Net interest income:
  Interest income                                                         $ 180,038   $ 135,318   $ 119,969   $ 113,785   $  94,298
  Interest expense                                                         (133,169)    (90,336)    (71,325)    (67,002)    (61,405)
                                                                          ---------   ---------   ---------   ---------   ---------
    Net interest income                                                      46,869      44,982      48,644      46,783      32,893
                                                                          ---------   ---------   ---------   ---------   ---------

Non-interest income:
  Gain on sales of mortgage loans                                           123,658      77,377      35,253      36,004      28,373
  Gain on sales of current period securitized mortgage loans                 19,960     104,377      44,661      40,674      30,461
  Gain (loss) on sales of mortgage-backed securities and derivatives          6,116         620       4,732       2,873      (8,120)
  Unrealized (loss) gain on mortgage-backed securities and derivatives      (10,965)    (10,292)     20,236      27,224      27,069

  Loan servicing fees                                                        21,099      16,970      14,163      11,701       9,822
  Amortization                                                              (15,055)    (12,832)    (10,671)     (9,750)     (7,755)
  Impairment reserve recovery (provision)                                    11,577     (20,398)      5,467      (5,013)     (4,807)
                                                                          ---------   ---------   ---------   ---------   ---------
    Net loan servicing fees (loss)                                           17,621     (16,260)      8,959      (3,062)     (2,740)
                                                                          ---------   ---------   ---------   ---------   ---------

  Other non-interest income                                                   1,585       2,543       1,466       1,480       3,349
                                                                          ---------   ---------   ---------   ---------   ---------
    Non-interest income                                                     157,975     158,365     115,307     105,193      78,392
                                                                          ---------   ---------   ---------   ---------   ---------

Non-interest expenses:
  Salaries, commissions and benefits, net                                   101,378      94,859      68,475      60,588      46,482
  Occupancy and equipment                                                    15,328      14,397      12,671      11,556       9,984
  Data processing and communications                                          6,479       5,957       5,950       5,869       3,745
  Office supplies and expenses                                                5,024       5,657       4,429       4,385       3,012
  Marketing and promotion                                                     5,104       5,126       4,130       3,391       2,610
  Travel and entertainment                                                    4,670       5,427       3,928       5,106       3,620
  Professional fees                                                           3,744       3,432       3,470       5,378       2,524
  Other                                                                       7,360       6,843       6,869       6,333       6,363
                                                                          ---------   ---------   ---------   ---------   ---------
    Non-interest expenses                                                   149,087     141,698     109,922     102,606      78,340
                                                                          ---------   ---------   ---------   ---------   ---------

Net income before income tax expense (benefit)                               55,757      61,649      54,029      49,370      32,945

Income tax expense (benefit)                                                  2,549      (3,851)         --         755      (9,998)
                                                                          ---------   ---------   ---------   ---------   ---------
Net income                                                                $  53,208   $  65,500   $  54,029   $  48,615   $  42,943
                                                                          =========   =========   =========   =========   =========

Dividends on preferred stock                                                  3,304       3,304       3,305       2,340       1,648
                                                                          ---------   ---------   ---------   ---------   ---------
Net income available to common shareholders                               $  49,904   $  62,196   $  50,724   $  46,275   $  41,295
                                                                          =========   =========   =========   =========   =========

  Per share data:
    Basic                                                                 $    1.10   $    1.54   $    1.26   $    1.15   $    1.03
    Diluted                                                               $    1.09   $    1.52   $    1.24   $    1.14   $    1.02

    Weighted average number of shares - basic                                45,174      40,384      40,308      40,216      40,145
    Weighted average number of shares - diluted                              45,669      40,886      40,811      40,737      40,605

Note:
(1) - Adjusted as if the Company's fourth quarter 2004 securitization had qualified for SFAS 140 sale accounting treatment in the fourth quarter of 2004.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                 Three Months Ended
                                                   ---------------------------------------------------------------------------------
                                                              March 31, 2005                          December 31, 2004
                                                   ---------------------------------------  ----------------------------------------
                                                                    (1)                                      (1)
                                                      GAAP      Adjustments   As Adjusted     GAAP       Adjustments    As Adjusted
                                                   ----------  ------------- -------------  ----------- -------------  -------------
Net interest income:
  Interest income                                  $ 146,894     $ (26,925)    $ 119,969     $ 115,957     $  (2,172)    $ 113,785
  Interest expense                                   (88,091)       16,766       (71,325)      (68,777)        1,775       (67,002)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
    Net interest income                               58,803       (10,159)       48,644        47,180          (397)       46,783
                                                   ---------     ---------     ---------     ---------     ---------     ---------

Non-interest income:
  Gain on sales of mortgage loans                     35,253            --        35,253        36,004            --        36,004
  Gain on sales of current period securitized
    mortgage loans                                    69,919       (25,258)       44,661            --        40,674        40,674
  Gain on sales of mortgage-backed securities
    and derivatives                                    6,132        (1,400)        4,732         2,873            --         2,873
  Unrealized gain (loss) on mortgage-backed
    securities and derivatives                        57,499       (37,263)       20,236        (6,579)       33,803        27,224

  Loan servicing fees                                 11,312         2,851        14,163        11,701            --        11,701
  Amortization                                        (8,501)       (2,170)      (10,671)       (9,750)           --        (9,750)
  Impairment reserve recovery (provision)              3,419         2,048         5,467        (2,284)       (2,729)       (5,013)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
    Net loan servicing fees (loss)                     6,230         2,729         8,959          (333)       (2,729)       (3,062)
                                                   ---------     ---------     ---------     ---------     ---------     ---------

  Other non-interest income                            1,466            --         1,466         1,480            --         1,480
                                                   ---------     ---------     ---------     ---------     ---------     ---------
    Non-interest income                              176,499       (61,192)      115,307        33,445        71,748       105,193
                                                   ---------     ---------     ---------     ---------     ---------     ---------

Non-interest expenses:
  Salaries, commissions and benefits, net             68,475            --        68,475        60,588            --        60,588
  Occupancy and equipment                             12,671            --        12,671        11,556            --        11,556
  Data processing and communications                   5,950            --         5,950         5,869            --         5,869
  Office supplies and expenses                         4,429            --         4,429         4,385            --         4,385
  Marketing and promotion                              4,130            --         4,130         3,391            --         3,391
  Travel and entertainment                             3,928            --         3,928         5,106            --         5,106
  Professional fees                                    3,470            --         3,470         5,378            --         5,378
  Other                                                6,869            --         6,869         6,333            --         6,333
                                                   ---------     ---------     ---------     ---------     ---------     ---------
    Non-interest expenses                            109,922            --       109,922       102,606            --       102,606
                                                   ---------     ---------     ---------     ---------     ---------     ---------

Net income before income tax expense                 125,380       (71,351)       54,029       (21,981)       71,351        49,370

Income tax expense                                        --            --            --           755            --           755
                                                   ---------     ---------     ---------     ---------     ---------     ---------

Net income                                         $ 125,380     $ (71,351)    $  54,029     $ (22,736)    $  71,351     $  48,615
                                                   =========     =========     =========     =========     =========     =========

Dividends on preferred stock                           3,305            --         3,305         2,340            --         2,340

                                                   ---------     ---------     ---------     ---------     ---------     ---------
Net income available to common shareholders        $ 122,075     $ (71,351)    $  50,724     $ (25,076)    $  71,351     $  46,275
                                                   =========     =========     =========     =========     =========     =========

  Per share data:
    Basic                                          $    3.03     $   (1.77)    $    1.26     $   (0.62)    $    1.77     $    1.15
    Diluted                                        $    2.99     $   (1.75)    $    1.24     $   (0.62)    $    1.75     $    1.14

    Weighted average number of shares - basic         40,308        40,308        40,308        40,216        40,216        40,216
    Weighted average number of shares - diluted       40,811        40,811        40,811        40,737        40,737        40,737


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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                                      Nine Months Ended September 30,
                                                                      --------------------------------------------------------------
                                                                          2005             2005           2005              2004
                                                                      -------------    ------------    ------------     ------------

                                                                                            (1)             As
                                                                          GAAP          Adjustments      Adjusted
                                                                      -------------    ------------    ------------     ------------
Net interest income:
  Interest income                                                     $    462,250    $    (26,925)   $    435,325    $    198,347
  Interest expense                                                        (311,596)         16,766        (294,830)       (132,596)
                                                                      ------------    ------------    ------------    ------------
    Net interest income                                                    150,654         (10,159)        140,495          65,751
                                                                      ------------    ------------    ------------    ------------

Non-interest income:
  Gain on sales of mortgage loans                                          236,288              --         236,288          98,095
  Gain on sales of current period securitized mortgage loans               194,256         (25,258)        168,998          40,120
  Gain (loss) on sales of mortgage-backed securities and derivatives        12,868          (1,400)         11,468          (2,810)
  Unrealized gain (loss) on mortgage-backed securities and derivatives      36,242         (37,263)         (1,021)         82,041

  Loan servicing fees                                                       49,381           2,851          52,232          28,870
  Amortization                                                             (36,388)         (2,170)        (38,558)        (22,865)
  Impairment reserve provision                                              (5,402)          2,048          (3,354)        (10,139)
                                                                      ------------    ------------    ------------    ------------
    Net loan servicing fees (loss)                                           7,591           2,729          10,320          (4,134)
                                                                      ------------    ------------    ------------    ------------

  Other non-interest income                                                  5,594              --           5,594           5,553
                                                                      ------------    ------------    ------------    ------------
    Non-interest income                                                    492,839         (61,192)        431,647         218,865
                                                                      ------------    ------------    ------------    ------------

Non-interest expenses:
  Salaries, commissions and benefits, net                                  264,712              --         264,712         128,805
  Occupancy and equipment                                                   42,396              --          42,396          26,086
  Data processing and communications                                        18,386              --          18,386          10,296
  Office supplies and expenses                                              15,110              --          15,110           9,345
  Marketing and promotion                                                   14,360              --          14,360           7,018
  Travel and entertainment                                                  14,025              --          14,025           9,084
  Professional fees                                                         10,646              --          10,646           6,781
  Other                                                                     21,072              --          21,072          15,883
                                                                      ------------    ------------    ------------    ------------
    Non-interest expenses                                                  400,707              --         400,707         213,298
                                                                      ------------    ------------    ------------    ------------

Net income before income tax benefit                                       242,786         (71,351)        171,435          71,318

Income tax benefit                                                          (1,302)             --          (1,302)        (26,330)
                                                                      ------------    ------------    ------------    ------------

Net income                                                            $    244,088    $    (71,351)   $    172,737    $     97,648
                                                                      ============    ============    ============    ============

Dividends on preferred stock                                                 9,913              --           9,913           1,648

                                                                      ------------    ------------    ------------    ------------
Net income available to common shareholders                           $    234,175    $    (71,351)   $    162,824    $     96,000
                                                                      ============    ============    ============    ============

  Per share data:
    Basic                                                             $       5.58    $      (1.70)   $       3.88    $       2.61
    Diluted                                                           $       5.51    $      (1.68)   $       3.83    $       2.58

    Weighted average number of shares - basic                               41,973          41,973          41,973          36,737
    Weighted average number of shares - diluted                             42,471          42,471          42,471          37,198

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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   MORTGAGE-BACKED SECURITIES HOLDINGS SEGMENT
                                 (In thousands)

                                                                                      Nine Months Ended September 30,
                                                                      --------------------------------------------------------------
                                                                          2005             2005           2005              2004
                                                                      -------------    ------------    ------------     ------------

                                                                                            (1)             As
                                                                          GAAP          Adjustments      Adjusted
                                                                      -------------    ------------    ------------     ------------
Net interest income:
  Interest income                                                     $    219,906    $     19,968    $    239,874    $    123,194
  Interest expense                                                        (154,168)             --        (154,168)        (82,026)
                                                                      ------------    ------------    ------------    ------------
    Net interest income                                                     65,738          19,968          85,706          41,168
                                                                      ------------    ------------    ------------    ------------

Non-interest income:
  Gain on sales of mortgage loans                                               --              --              --              --
  Gain on sales of current period securitized mortgage loans                    --              --              --              --
  Gain on sales of mortgage-backed securities and derivatives                6,725          (1,400)          5,325           1,578
  Unrealized (loss) gain on mortgage-backed securities and derivatives     (41,496)        (19,083)        (60,579)         14,385

  Loan servicing fees                                                           --              --              --              --
  Amortization                                                                  --              --              --              --
  Impairment reserve recovery (provision)                                       --              --              --              --
                                                                      ------------    ------------    ------------    ------------
    Net loan servicing fees                                                     --              --              --              --
                                                                      ------------    ------------    ------------    ------------

  Other non-interest income                                                     --              --              --              --
                                                                      ------------    ------------    ------------    ------------
    Non-interest income                                                    (34,771)        (20,483)        (55,254)         15,963
                                                                      ------------    ------------    ------------    ------------

Non-interest expenses:
  Salaries, commissions and benefits, net                                    6,057              --           6,057             159
  Occupancy and equipment                                                        5              --               5               5
  Data processing and communications                                            64              --              64              11
  Office supplies and expenses                                                   5              --               5              --
  Marketing and promotion                                                        2              --               2              --
  Travel and entertainment                                                       5              --               5               2
  Professional fees                                                          2,829              --           2,829             251
  Other                                                                      6,331              --           6,331           5,109
                                                                      ------------    ------------    ------------    ------------
    Non-interest expenses                                                   15,298              --          15,298           5,537
                                                                      ------------    ------------    ------------    ------------

Net income before income tax expense (benefit)                              15,669            (515)         15,154          51,594

Income tax expense (benefit)                                                    --              --              --              --
                                                                      ------------    ------------    ------------    ------------

Net income                                                            $     15,669    $       (515)   $     15,154    $     51,594
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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            LOAN ORIGINATION SEGMENT
                                 (In thousands)

                                                                                      Nine Months Ended September 30,
                                                                      --------------------------------------------------------------
                                                                          2005             2005           2005              2004
                                                                      -------------    ------------    ------------     ------------

                                                                                            (1)             As
                                                                          GAAP          Adjustments      Adjusted
                                                                      -------------    ------------    ------------     ------------
Net interest income:
  Interest income                                                     $    242,344    $    (46,893)   $    195,451    $     75,153
  Interest expense                                                        (152,799)         16,766        (136,033)        (47,736)
                                                                      ------------    ------------    ------------    ------------
    Net interest income                                                     89,545         (30,127)         59,418          27,417
                                                                      ------------    ------------    ------------    ------------

Non-interest income:
  Gain on sales of mortgage loans                                          236,288              --         236,288          98,095
  Gain on sales of current period securitized mortgage loans               194,256         (25,258)        168,998          40,120
  Gain (loss) on sales of mortgage-backed securities and derivatives         6,143              --           6,143          (4,388)
  Unrealized gain on mortgage-backed securities and derivatives             77,738         (18,180)         59,558          67,656

  Loan servicing fees                                                           --              --              --              --
  Amortization                                                                  --              --              --              --
  Impairment reserve recovery (provision)                                       --              --              --              --
                                                                      ------------    ------------    ------------    ------------
    Net loan servicing fees                                                     --              --              --              --
                                                                      ------------    ------------    ------------    ------------

  Other non-interest income                                                  3,722              --           3,722           5,553
                                                                      ------------    ------------    ------------    ------------
    Non-interest income                                                    518,147         (43,438)        474,709         207,036
                                                                      ------------    ------------    ------------    ------------

Non-interest expenses:
  Salaries, commissions and benefits, net                                  250,179              --         250,179         125,053
  Occupancy and equipment                                                   41,645              --          41,645          25,691
  Data processing and communications                                        17,953              --          17,953          10,068
  Office supplies and expenses                                              13,955              --          13,955           8,525
  Marketing and promotion                                                   14,281              --          14,281           7,013
  Travel and entertainment                                                  13,589              --          13,589           8,947
  Professional fees                                                          7,060              --           7,060           6,060
  Other                                                                      9,439              --           9,439           8,044
                                                                      ------------    ------------    ------------    ------------
    Non-interest expenses                                                  368,101              --         368,101         199,401
                                                                      ------------    ------------    ------------    ------------

Net income before income tax expense (benefit)                             239,591         (73,565)        166,026          35,052

Income tax expense (benefit)                                                 3,777              --           3,777         (20,267)
                                                                      ------------    ------------    ------------    ------------

Net income                                                            $    235,814    $    (73,565)   $    162,249    $     55,319
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

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             LOAN SERVICING SEGMENT
                                 (In thousands)

                                                                                      Nine Months Ended September 30,
                                                                      --------------------------------------------------------------
                                                                          2005             2005           2005              2004
                                                                      -------------    ------------    ------------     ------------

                                                                                            (1)             As
                                                                          GAAP          Adjustments      Adjusted
                                                                      -------------    ------------    ------------     ------------
Net interest income:
  Interest income                                                     $         --    $         --    $         --    $         --
  Interest expense                                                          (4,629)             --          (4,629)         (2,834)
                                                                      ------------    ------------    ------------    ------------
    Net interest income                                                     (4,629)             --          (4,629)         (2,834)
                                                                      ------------    ------------    ------------    ------------

Non-interest income:
  Gain on sales of mortgage loans                                               --              --              --              --
  Gain on sales of current period securitized mortgage loans                    --              --              --              --
  Gain (loss) on sales of mortgage-backed securities and derivatives            --              --              --              --
  Unrealized gain (loss) on mortgage-backed securities and derivatives          --              --              --              --

  Loan servicing fees                                                       49,381           2,851          52,232          28,870
  Amortization                                                             (36,388)         (2,170)        (38,558)        (22,865)
  Impairment reserve provision                                              (5,402)          2,048          (3,354)        (10,139)
                                                                      ------------    ------------    ------------    ------------
    Net loan servicing fees (loss)                                           7,591           2,729          10,320          (4,134)
                                                                      ------------    ------------    ------------    ------------

  Other non-interest income                                                  1,872              --           1,872              --
                                                                      ------------    ------------    ------------    ------------
    Non-interest income                                                      9,463           2,729          12,192          (4,134)
                                                                      ------------    ------------    ------------    ------------

Non-interest expenses:
  Salaries, commissions and benefits, net                                    8,476              --           8,476           3,593
  Occupancy and equipment                                                      746              --             746             390
  Data processing and communications                                           369              --             369             217
  Office supplies and expenses                                               1,150              --           1,150             820
  Marketing and promotion                                                       77              --              77               5
  Travel and entertainment                                                     431              --             431             135
  Professional fees                                                            757              --             757             470
  Other                                                                      5,302              --           5,302           2,730
                                                                      ------------    ------------    ------------    ------------
    Non-interest expenses                                                   17,308              --          17,308           8,360
                                                                      ------------    ------------    ------------    ------------

Net income before income tax benefit                                       (12,474)          2,729          (9,745)        (15,328)

Income tax benefit                                                          (5,079)             --          (5,079)         (6,063)
                                                                      ------------    ------------    ------------    ------------

Net income                                                            $     (7,395)   $      2,729    $     (4,666)   $     (9,265)
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

Financial Condition

Total assets at September 30, 2005 were $14.1 billion, a $2.5 billion increase from $11.6 billion at December 31, 2004, and an increase of $4.5 billion compared to the $9.6 billion of total assets as adjusted at December 31, 2004. The increase in total assets primarily reflects an increase in mortgage-backed securities of $3.2 billion and an increase in mortgage loans held for investment of $1.4 billion, partly offset by a decrease in mortgage loans held for sale of $3.0 billion. Total assets at December 31, 2004 includes the full $3.5 billion amount of the loans held for sale in the Q4-04 Securitization and excludes $1.5 billion of mortgage-backed securities that the Company retained in connection with the transaction. At September 30, 2005, 65.4% of our total assets were mortgage-backed securities, 13.5% were mortgage loans held for sale and 10.3% were mortgage loans held for investment, compared to 52.1%, 42.0% and 0.0%, respectively, at December 31, 2004 and 79.0%, 13.7% and 0.0%, respectively, at December 31, 2004 as adjusted.

The following table summarizes our mortgage-backed securities owned at September 30, 2005, December 31, 2004 and December 31, 2004 as adjusted, classified by type of issuer and by ratings categories:

                                                                      September 30, 2005
                                  -------------------------------------------------------------------------------------------
                                          Trading Securities      Securities Available for Sale               Total
                                  ------------------------------- ------------------------------ ----------------------------
                                   Carrying                       Carrying                       Carrying
                                     Value        Portfolio Mix     Value         Portfolio Mix    Value        Portfolio Mix
                                  ----------      -------------   --------        -------------  --------       -------------
                                                                   (Dollars in thousands)
Agency securities                 $       --             --%     $  164,971            3.6%     $  164,971            1.8%

Privately issued:
  AAA                              3,909,617           85.7       4,446,652           95.7       8,356,269           90.8
  AA                                  47,235            1.0          11,252            0.2          58,487            0.6
  A                                  169,337            3.7           8,978            0.2         178,315            1.9
  BBB                                185,094            4.1           4,211            0.1         189,305            2.1
  Unrated                            252,564            5.5           8,261            0.2         260,825            2.8
                                  ----------          -----      ----------          -----      ----------          -----
Total                             $4,563,847          100.0%     $4,644,325          100.0%     $9,208,172          100.0%
                                  ==========          =====      ==========          =====      ==========          =====

                                                                      December 31, 2004
                                  -------------------------------------------------------------------------------------------
                                          Trading Securities      Securities Available for Sale               Total
                                  ------------------------------- ------------------------------ ----------------------------
                                   Carrying                       Carrying                       Carrying
                                     Value        Portfolio Mix     Value         Portfolio Mix    Value        Portfolio Mix
                                  ----------      -------------   --------        -------------  --------       -------------
                                                                   (Dollars in thousands)
Agency securities                 $       --             --%     $  612,513           14.5%     $  612,513           10.2%

Privately issued:
  AAA                              1,634,702           90.6       3,542,772           84.1       5,177,474           86.0
  AA                                      --             --          16,043            0.4          16,043            0.3
  A                                   58,480            3.2          15,750            0.4          74,230            1.2
  BBB                                 58,153            3.2           7,910            0.2          66,063            1.1
  Unrated                             54,591            3.0          15,952            0.4          70,543            1.2
                                  ----------          -----      ----------          -----      ----------          -----
Total                             $1,805,926          100.0%     $4,210,940          100.0%     $6,016,866          100.0%
                                  ==========          =====      ==========          =====      ==========          =====

                                                                December 31, 2004 (as adjusted)
                                  -------------------------------------------------------------------------------------------
                                          Trading Securities      Securities Available for Sale               Total
                                  ------------------------------- ------------------------------ ----------------------------
                                   Carrying                       Carrying                       Carrying
                                     Value        Portfolio Mix     Value         Portfolio Mix    Value        Portfolio Mix
                                  ----------      -------------   --------        -------------  --------       -------------
                                                                   (Dollars in thousands)
Agency securities                 $       --             --%     $  612,513           14.5%     $  612,513            8.1%

Privately issued:
  AAA                              3,025,975           89.3       3,542,772           84.1       6,568,747           86.4
  AA                                      --             --          16,043            0.4          16,043            0.2
  A                                  129,840            3.8          15,750            0.4         145,590            1.9
  BBB                                105,567            3.1           7,910            0.2         113,477            1.5
  Unrated                            129,471            3.8          15,952            0.4         145,423            1.9
                                  ----------          -----      ----------          -----      ----------          -----
Total                             $3,390,853          100.0%     $4,210,940          100.0%     $7,601,793          100.0%
                                  ==========          =====      ==========          =====      ==========          =====


The following table classifies our mortgage-backed securities portfolio by type of interest rate index at September 30, 2005, December 31, 2004 and December 31, 2004 as adjusted:


                                                                     September 30, 2005
                                  -------------------------------------------------------------------------------------------
                                          Trading Securities      Securities Available for Sale               Total
                                  ------------------------------- ------------------------------ ----------------------------
                                   Carrying                       Carrying                       Carrying
                                     Value        Portfolio Mix     Value         Portfolio Mix    Value        Portfolio Mix
                                  ----------      -------------   --------        -------------  --------       -------------
                                                                   (Dollars in thousands)
Index:
One-month LIBOR                   $  516,148           11.3%     $   74,711            1.6%     $  590,859            6.4%
Six-month LIBOR                    3,603,106           79.0       2,209,179           47.6       5,812,285           63.1
One-year LIBOR                       383,812            8.4       2,080,197           44.8       2,464,009           26.8
One-year constant maturity
  treasury                               510            0.0         280,238            6.0         280,748            3.0
One-year monthly treasury
  average                             60,271            1.3              --             --          60,271            0.7
                                  ----------          -----      ----------          -----      ----------          -----
Total                             $4,563,847          100.0%     $4,644,325          100.0%     $9,208,172          100.0%
                                  ==========          =====      ==========          =====      ==========          =====

                                                                      December 31, 2004
                                  -------------------------------------------------------------------------------------------
                                          Trading Securities      Securities Available for Sale               Total
                                  ------------------------------- ------------------------------ ----------------------------
                                   Carrying                       Carrying                       Carrying
                                     Value        Portfolio Mix     Value         Portfolio Mix    Value        Portfolio Mix
                                  ----------      -------------   --------        -------------  --------       -------------
                                                                   (Dollars in thousands)
Index:
One-month LIBOR                   $   86,199            4.8%     $  114,149            2.7%     $  200,348            3.3%
Six-month LIBOR                      829,413           45.9       2,385,582           56.7       3,214,995           53.4
One-year LIBOR                       890,314           49.3       1,231,392           29.2       2,121,706           35.3
One-year constant maturity
  treasury                                --             --         479,817           11.4         479,817            8.0
                                  ----------          -----      ----------          -----      ----------          -----
Total                             $1,805,926          100.0%     $4,210,940          100.0%     $6,016,866          100.0%
                                  ==========          =====      ==========          =====      ==========          =====

                                                                December 31, 2004 (as adjusted)
                                  -------------------------------------------------------------------------------------------
                                          Trading Securities      Securities Available for Sale               Total
                                  ------------------------------- ------------------------------ ----------------------------
                                   Carrying                       Carrying                       Carrying
                                     Value        Portfolio Mix     Value         Portfolio Mix    Value        Portfolio Mix
                                  ----------      -------------   --------        -------------  --------       -------------
                                                                   (Dollars in thousands)
Index:
One-month LIBOR                   $  198,201            5.8%     $  114,149            2.7%     $  312,350            4.1%
Six-month LIBOR                    2,266,802           66.9       2,385,582           56.7       4,652,384           61.2
One-year LIBOR                       925,850           27.3       1,231,392           29.2       2,157,242           28.4
One-year constant maturity
  treasury                                --             --         479,817           11.4         479,817            6.3
                                  ----------          -----      ----------          -----      ----------          -----
Total                             $3,390,853          100.0%     $4,210,940          100.0%     $7,601,793          100.0%
                                  ==========          =====      ==========          =====      ==========          =====

The following table classifies our mortgage-backed securities portfolio by product type at September 30, 2005, December 31, 2004 and December 31, 2004 as adjusted:

                                                                     September 30, 2005
                                  -------------------------------------------------------------------------------------------
                                          Trading Securities      Securities Available for Sale               Total
                                  ------------------------------- ------------------------------ ----------------------------
                                   Carrying                       Carrying                       Carrying
                                     Value        Portfolio Mix     Value         Portfolio Mix    Value        Portfolio Mix
                                  ----------      -------------   --------        -------------  --------       -------------
                                                                   (Dollars in thousands)
Product:
ARMs less than 3 years            $  857,415           18.8%     $  597,387           12.9%     $1,454,802           15.8%
3/1 Hybrid ARM                       217,452            4.8         302,752            6.5         520,204            5.6
5/1 Hybrid ARM                     3,488,980           76.4       3,744,186           80.6       7,233,166           78.6
                                  ----------          -----      ----------          -----      ----------          -----
Total                             $4,563,847          100.0%     $4,644,325          100.0%     $9,208,172          100.0%
                                  ==========          =====      ==========          =====      ==========          =====

                                                                      December 31, 2004
                                  -------------------------------------------------------------------------------------------
                                          Trading Securities      Securities Available for Sale               Total
                                  ------------------------------- ------------------------------ ----------------------------
                                   Carrying                       Carrying                       Carrying
                                     Value        Portfolio Mix     Value         Portfolio Mix    Value        Portfolio Mix
                                  ----------      -------------   --------        -------------  --------       -------------
                                                                   (Dollars in thousands)
Product:
ARMs less than 3 years            $  149,040            8.3%     $  954,794           22.7%     $1,103,834           18.3%
3/1 Hybrid ARM                       381,831           21.1         488,696           11.6         870,527           14.5
5/1 Hybrid ARM                     1,275,055           70.6       2,767,450           65.7       4,042,505           67.2
                                  ----------          -----      ----------          -----      ----------          -----
Total                             $1,805,926          100.0%     $4,210,940          100.0%     $6,016,866          100.0%
                                  ==========          =====      ==========          =====      ==========          =====

                                                                December 31, 2004 (as adjusted)
                                  -------------------------------------------------------------------------------------------
                                          Trading Securities      Securities Available for Sale               Total
                                  ------------------------------- ------------------------------ ----------------------------
                                   Carrying                       Carrying                       Carrying
                                     Value        Portfolio Mix     Value         Portfolio Mix    Value        Portfolio Mix
                                  ----------      -------------   --------        -------------  --------       -------------
                                                                   (Dollars in thousands)
Product:
ARMs less than 3 years            $  342,694           10.1%     $  954,794           22.7%     $1,297,488           17.1%
3/1 Hybrid ARM                       381,831           11.3         488,696           11.6         870,527           11.5
5/1 Hybrid ARM                     2,666,328           78.6       2,767,450           65.7       5,433,778           71.4
                                  ----------          -----      ----------          -----      ----------          -----
Total                             $3,390,853          100.0%     $4,210,940          100.0%     $7,601,793          100.0%
                                  ==========          =====      ==========          =====      ==========          =====

During the three months ended September 30, 2005, we purchased $2.4 billion of mortgage-backed securities and added $1.2 billion of self-originated mortgage-backed securities to our portfolio.

During the nine months ended September 30, 2005, we purchased $3.4 billion of mortgage-backed securities and added $4.5 billion of self-originated mortgage-backed securities to our portfolio, including $1.5 billion from the Q4-04 Securitization.

During the three and nine months ended September 30, 2005, we sold $521.3 million and $2.8 billion of mortgage-backed securities, respectively.


Results of Operations - Comparison of the Three Months Ended September 30, 2005 and 2004

Overview

Net income for the three months ended September 30, 2005 was $53.2 million compared to $42.9 million for the three months ended September 30, 2004, an increase of $10.3 million, or 23.9%. The increase in net income was the result of a $79.6 million increase in non-interest income and a $14.0 million increase in net interest income, partly offset by a $70.7 million increase in non-interest expenses and a $12.6 million increase in income tax expense. The $79.6 million increase in non-interest income consists of a $95.3 million increase in gain on sales of mortgage loans and a $20.4 million increase in net loan servicing fees, offset by a $23.8 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives, a $10.5 million decrease in gain on sales of current period securitized mortgage loans and a $1.8 million decrease in other non-interest income.


Net Interest Income

The following tables present the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the three months ended September 30, 2005 compared to the three months ended September 30, 2004:

(Dollars in thousands)                                                 Three Months Ended September 30,
                                          ---------------------------------------------------------------------------------------
                                                               2005                                       2004
                                          -------------------------------------------  ------------------------------------------
                                            Average                          Average    Average                          Average
                                            Balance          Interest      Yield/Cost   Balance         Interest       Yield/Cost
                                          ------------     -----------     ---------- -----------     -----------     ------------
Interest earning assets:
  Mortgage-backed securities, net (1)     $ 7,101,548      $    84,560         4.76%  $ 7,179,816     $    66,856         3.72%
  Mortgage loans                            5,665,768           95,478         6.74%    2,422,596          27,442         4.53%
                                          -----------      -----------                -----------     -----------
                                           12,767,316          180,038         5.64%    9,602,412          94,298         3.93%
                                          -----------      -----------                -----------     -----------

Interest bearing liabilities:
  Warehouse lines of credit (2)             2,689,507           40,099         5.83%    1,110,441          12,659         4.56%
  Commercial paper                          2,787,060           26,088         3.66%    1,300,726           5,400         1.66%
  Reverse repurchase agreements (3)         6,529,138           62,945         3.84%    6,776,787          42,124         2.47%
  Trust preferred securities                   85,870            1,584         7.22%           --              --           --
  Notes payable                               207,357            2,453         4.63%      119,536           1,222         4.09%
                                          -----------      -----------                -----------     -----------
                                           12,298,932          133,169         4.24%    9,307,490          61,405         2.64%
                                          -----------      -----------                -----------     -----------

Net interest income                                        $    46,869                                $    32,893
                                                           ===========                                ===========
Interest rate spread                                                           1.40%                                      1.28%
                                                                               ====                                       ====
Net interest margin                                                            1.56%                                      1.37%
                                                                               ====                                       ====

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.
(2) Includes $4.3 million of net interest expense on interest rate swap agreements for the 2004 period.
(3) Includes $3.4 million and $13.2 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.


The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the three months ended September 30, 2005 compared to the three months ended September 30, 2004:

                                          Three Months Ended September 30, 2005
                                                      Compared to
(In thousands)                            Three Months Ended September 30, 2004
                                         ---------------------------------------
                                          Average        Average
                                           Rate           Volume         Total
                                         -------         -------        -------
Mortgage-backed securities, net          $22,649         $(4,945)       $17,704
Mortgage loans                            18,167          49,869         68,036
                                         -------         -------        -------
Interest income                           40,816          44,924         85,740
                                         -------         -------        -------

Warehouse lines of credit                  4,506          22,934         27,440
Commercial paper                          10,621          10,067         20,688
Reverse repurchase agreements             30,949         (10,128)        20,821
Trust preferred securities                    --           1,584          1,584
Notes payable                                188           1,043          1,231
                                         -------         -------        -------
Interest expense                          46,264          25,500         71,764
                                         -------         -------        -------

Net interest income                      $(5,448)        $19,424        $13,976
                                         =======         =======        =======

--------------------------------------------------------------------------------

Interest Income: Interest income on mortgage-backed securities for the three months ended September 30, 2005 was $84.6 million, compared to $66.9 million for the three months ended September 30, 2004, a $17.7 million, or 26.5%, increase. This increase primarily reflects higher interest rates in 2005 versus 2004.

Interest income on our mortgage loans for the three months ended September 30, 2005 was $95.5 million, compared to $27.5 million for the three months ended September 30, 2004, an increase of $68.0 million, or 247.9%. The increase in interest income on mortgage loans was primarily the result of an increase in average volume in 2005 versus 2004 due to higher mortgage origination volume.


Interest Expense: We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the three months ended September 30, 2005 was $40.1 million, compared to interest expense for the three months ended September 30, 2004 of $12.7 million, a $27.4 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in 2005 versus 2004. In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans held for sale. Interest expense on commercial paper for the three months ended September 30, 2005 was $26.1 million, versus $5.4 million for the three months ended September 30, 2004, a $20.7 million increase. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

We have entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and, as of September 30, 2005, have borrowed funds from eight of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities. Total interest expense on reverse repurchase agreements for the three months ended September 30, 2005 was $62.9 million, compared to interest expense for the three months ended September 30, 2004 of $42.1 million, a $20.8 million increase. The increase in reverse repurchase agreements interest expense was primarily the result of higher short-term interest rates in 2005 versus 2004.


Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives

Gain on Sales and Securitizations of Mortgage Loans: Gain on sales and securitizations of mortgage loans in our Loan Origination segment during the three months ended September 30, 2005 totaled $176.5 million, or 1.42% of mortgage loans sold or securitized, compared to $84.2 million, or 1.50%, of mortgage loans sold or securitized during the three months ended September 30, 2004. The increase primarily reflects a $6.8 billion increase in mortgage loans sold or securitized to $12.4 billion in the third quarter of 2005 from $5.6 billion in the third quarter of 2004.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the three months ended September 30, 2005 and 2004:

Gains on Sales and Securitizations of Mortgage Loans

                                                                                 Three Months Ended September 30,
                                                                                ----------------------------------
                                                                                     2005                 2004
                                                                                ----------------    --------------
(Dollars in thousands)
Gain on sales of mortgage loans                                                  $    123,658        $     28,373
Gain on sales of current period securitized mortgage loans                             19,960              30,461
Gain (loss) on sales of free standing derivatives                                         300              (3,510)
Unrealized gain on self-originated mortgage-backed securities retained in
period                                                                                 22,604              28,853
Unrealized gain on free standing derivatives                                           10,012                  --
                                                                                 ------------        ------------
  Total gain on sales and securitizations of mortgage loans                      $    176,534        $     84,177
                                                                                 ============        ============

Total mortgage loans sold or securitized                                         $ 12,397,436        $  5,613,060
                                                                                 ============        ============
Total gain on sales and securitizations of mortgage loans as a % of total
mortgage loans sold or securitized                                                       1.42%               1.50%

Portfolio Gains and Losses: During the three months ended September 30, 2005, portfolio losses in our Mortgage-Backed Securities Holdings segment were $37.8 million compared to a portfolio loss of $6.4 million during the three months ended September 30, 2004. The increase in portfolio losses in the third quarter of 2005 compared to the third quarter of 2004 was primarily the result of a $41.8 million net increase in unrealized losses on mortgage-backed securities and free standing derivatives, partly offset by a $10.4 million increase in gain on sales of mortgage-backed securities.

The following table presents the components of portfolio gains and losses in our Mortgage-Backed Securities Holdings segment during the three months ended September 30, 2005 and 2004:

Portfolio Gains and Losses

                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                         2005        2004
                                                                      --------    --------
(In thousands)
Gain (loss) on sales of mortgage-backed securities                    $  5,816    $ (4,610)

Unrealized (loss) gain on mortgage-backed securities                   (60,211)     18,344
Unrealized gain (loss) on free standing derivatives                     16,630     (20,128)
                                                                      --------    --------
Net unrealized loss on mortgage-backed securities and free standing
derivatives                                                            (43,581)     (1,784)

                                                                      --------    --------
  Total portfolio loss                                                $(37,765)   $ (6,394)
                                                                      ========    ========


The following table presents the components of gains and losses on sales of mortgage-backed securities and derivatives shown in the Company's consolidated statements of income:

Components of Gains and Losses on Sales of Mortgage-backed Securities and Derivatives

                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                         2005        2004
                                                                      --------    --------
(In thousands)
Gain (loss) on sales of mortgage-backed securities                    $  5,816    $ (4,610)
Gain (loss) on sales of free standing interest rate swap derivatives       300      (3,510)
                                                                      --------    --------
  Gain (loss) on sales of mortgage-backed securities and derivatives  $  6,116    $ (8,120)
                                                                      ========    ========



The following table presents the components of unrealized gains and losses on mortgage-backed securities and derivatives shown in the Company's consolidated statements of income:

Components of Unrealized Gains and Losses on Mortgage-backed Securities and Derivatives

                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                         2005        2004
                                                                      --------    --------
(In thousands)
Unrealized gain on self-originated mortgage-backed securities
retained in period                                                    $ 22,604    $ 28,853
Unrealized (loss) gain on mortgage-backed securities                   (60,211)     18,344
Unrealized gain (loss) on free standing derivatives                     26,642     (20,128)
                                                                      --------    --------

  Unrealized (loss) gain on mortgage-backed securities and
    derivatives                                                       $(10,965)   $ 27,069
                                                                      ========    ========


Net Loan Servicing Fees

Net loan servicing fees were a gain of $17.6 million for the three months ended September 30, 2005 compared to a loss of $2.7 million for the three months ended September 30, 2004.

Loan Servicing Fees: Loan servicing fees increased to $21.1 million for the three months ended September 30, 2005 from $9.8 million for the three months ended September 30, 2004, an increase of $11.3 million, or 114.8%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $0.4 million for the three months ended September 30, 2005 compared to $0.7 million for the three months ended September 30, 2004, a decrease of $0.3 million, or 38.9%. This decrease partly offset the increase in loan servicing fees in the third quarter of 2005 versus the third quarter of 2004 as a result of an increase in loans serviced for others.

Amortization of MSRs: Amortization of MSRs increased to $15.1 million for the three months ended September 30, 2005 from $7.8 million for the three months ended September 30, 2004, an increase of $7.3 million, or 94.1%. The increase in amortization was due to a higher average servicing portfolio in the third quarter of 2005 versus the third quarter of 2004.

Impairment Recovery (Provision) of MSRs: We recognized a temporary impairment recovery of $11.6 million for the three months ended September 30, 2005 versus a temporary impairment provision of $4.8 million for the three months ended September 30, 2004, resulting in an increase in net loan servicing fees of $16.4 million. The decrease in impairment provision in the three months ended September 30, 2005 was due to higher interest rates, which was attributable to a subsequent decrease in estimated future prepayment speeds versus the initial estimated future prepayment speeds used to value the MSR upon securitization.

The following table presents net loan servicing fees and losses shown in the Company's consolidated statements of income:

                                     Three Months Ended September 30,
                                     --------------------------------
                                            2005        2004
                                          --------    --------
(In thousands)
Loan servicing fees                       $ 21,099    $  9,822
Amortization                               (15,055)     (7,755)
Impairment reserve recovery (provision)     11,577      (4,807)
                                          --------    --------
  Net loan servicing fees (loss)          $ 17,621    $ (2,740)
                                          ========    ========

Other Non-Interest Income

Other non-interest income totaled $1.6 million for the three months ended September 30, 2005 compared to $3.4 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $0.8 million, rental income of $0.4 million and revenue from title services of $0.3 million. For the three months ended September 30, 2004, other non-interest income primarily includes revenue from a legal settlement of $1.5 million, reinsurance premiums earned totaling approximately $0.6 million, rental income of $0.5 million, and revenue from title services of $0.2 million.

Non-Interest Expenses

Our non-interest expenses for the three months ended September 30, 2005 were $149.1 million compared to $78.3 million for the three months ended September 30, 2004, an increase of $70.8 million, or 90.3%. The increase primarily reflects a $64.6 million rise in our Loan Origination segment non-interest expenses to $138.3 million, or 1.01% of total loan originations in the third quarter of 2005, from $73.7 million, or 1.39% of total loan originations in the third quarter of 2004.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the three months ended September 30, 2005 were $101.4 million, compared to $46.5 million for the three months ended September 30, 2004, an increase of $54.9 million, or 118.1%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 6,467 at September 30, 2005 from 4,145 at September 30, 2004.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $47.7 million for the three months ended September 30, 2005, compared to $31.8 million for the three months ended September 30, 2004, an increase of $15.9 million, or 49.8%. The increase in operating expenses in the third quarter of 2005 versus the third quarter of 2004 includes a $5.3 million increase in occupancy and equipment expense, due to higher lease obligations and certain fixed asset expenses relating to the increased number of branches in the 2005 period.

Income Tax Expense (Benefit)

We recognized $2.5 million of income tax expense for the three months ended September 30, 2005, compared to a benefit of $10.0 million for the three months ended September 30, 2004. The increase in income tax expense in the third quarter of 2005 versus the third quarter of 2004 reflects an increase in income before income taxes relating to our taxable REIT subsidiary ("TRS").

Loan Originations

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the three months ended September 30, 2005 were $13.7 billion compared to $5.3 billion for the three months ended September 30, 2004, a 158.8% increase. Our retail originations, which are conducted through our community loan production offices and Internet call center, were 46% of our loan originations in the three months ended September 30, 2005 compared to 51% of our originations in the three months ended September 30, 2004. Mortgage brokers accounted for 54% of our loan originations in the three months ended September 30, 2005 compared to 49% of our originations in the three months ended September 30, 2004.


Results of Operations - Comparison of the Nine Months Ended September 30, 2005 and 2004

Overview

Net income for the nine months ended September 30, 2005 was $244.1 million compared to $97.7 million for the nine months ended September 30, 2004, an increase of $146.4 million, or 150.0%. Net income for the nine months ended September 30, 2005 includes approximately $71.4 million of revenues related to the delay in recognizing the Q4-04 Securitization as a sale into the first quarter of 2005. The increase in net income was the result of a $273.9 million increase in non-interest income and an $84.9 million increase in net interest income, partly offset by a $187.4 million increase in non-interest expenses and a $25.0 million decrease in income tax benefit. The $273.9 million increase in non-interest income consists of a $154.1 million increase in gain on sales of current period securitized mortgage loans, a $138.2 million increase in gain on sales of mortgage loans and an $11.7 million increase in net loan servicing fees, partly offset by a $30.1 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives in the nine months ended September 30, 2005 versus the nine months ended September 30, 2004.

Net income as adjusted for the nine months ended September 30, 2005 was $172.7 million, an increase of $75.1 million, or 76.9%, over net income for the nine months ended September 30, 2004. The increase in net income as adjusted was the result of a $212.8 million increase in non-interest income as adjusted and a $74.7 million increase in net interest income as adjusted, partly offset by a $187.4 million increase in non-interest expenses and a $25.0 million decrease in income tax benefit. The $212.8 million increase in non-interest income as adjusted consists of a $138.2 million increase in gain on sales of mortgage loans, a $128.9 million increase in gain on sales of current period securitized mortgage loans as adjusted and a $14.5 million increase in net loan servicing fees as adjusted, partly offset by a $68.8 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives as adjusted in the nine months ended September 30, 2005 versus the nine months ended September 30, 2004.

Net Interest Income

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and for the nine months ended September 30, 2005 as adjusted compared to the nine months ended September 30, 2004:

(Dollars in thousands)                                                 Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------------
                                                               2005                                       2004
                                          -------------------------------------------  ------------------------------------------
                                            Average                          Average    Average                          Average
                                            Balance          Interest      Yield/Cost   Balance         Interest       Yield/Cost
                                          ------------     -----------     ---------- -----------     -----------     ------------
Interest earning assets:
  Mortgage-backed securities, net (1)     $ 6,591,006      $   219,906         4.45%  $ 4,659,398     $   123,194         3.53%
  Mortgage loans                            5,253,770          242,344         6.15%    2,019,746          75,153         4.96%
                                          -----------      -----------                -----------     -----------
                                           11,844,776          462,250         5.20%    6,679,144         198,347         3.96%
                                          -----------      -----------                -----------     -----------

Interest bearing liabilities:
  Warehouse lines of credit (2)             2,002,754           77,642         5.11%    1,355,512          40,193         3.91%
  Commercial paper                          1,947,314           46,906         3.18%      553,160           6,942         1.65%
  Reverse repurchase agreements (3)         6,573,306          161,906         3.29%    4,366,228          82,026         2.51%
  Collateralized debt obligations             655,083           16,766         3.37%           --              --           --
  Trust preferred securities                   37,912            2,066         7.19%           --              --           --
  Notes payable                               182,563            6,310         4.56%      119,261           3,435         3.80%
                                          -----------      -----------                -----------     -----------
                                           11,398,932          311,596         3.60%    6,394,161         132,596         2.73%
                                          -----------      -----------                -----------     -----------

Net interest income                                        $   150,654                                $    65,751
                                                           ===========                                ===========
Interest rate spread                                                           1.60%                                      1.22%
                                                                               ====                                       ====
Net interest margin                                                            1.73%                                      1.34%
                                                                               ====                                       ====

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.
(2) Includes $2.8 million and $9.7 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.
(3) Includes $13.9 million and $31.6 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.

(Dollars in thousands)                                                 Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------------
                                                               2005(As Adjusted)                          2004
                                          -------------------------------------------  ------------------------------------------
                                            Average                          Average    Average                          Average
                                            Balance          Interest      Yield/Cost   Balance         Interest       Yield/Cost
                                          ------------     -----------     ---------- -----------     -----------     ------------

Interest earning assets:
  Mortgage-backed securities, net (1)     $ 7,102,047      $   239,874         4.50%  $ 4,659,398     $   123,194         3.53%
  Mortgage loans                            4,117,270          195,451         6.33%    2,019,746          75,153         4.96%
                                          -----------      -----------                -----------     -----------
                                           11,219,317          435,325         5.17%    6,679,144         198,347         3.96%
                                          -----------      -----------                -----------     -----------

Interest bearing liabilities:
  Warehouse lines of credit (2)             2,002,754           77,642         5.11%    1,355,512          40,193         3.91%
  Commercial paper                          1,947,314           46,906         3.18%      553,160           6,942         1.65%
  Reverse repurchase agreements (3)         6,573,306          161,906         3.29%    4,366,228          82,026         2.51%
  Trust preferred securities                   37,912            2,066         7.19%           --              --           --
  Notes payable                               182,563            6,310         4.56%      119,261           3,435         3.80%
                                          -----------      -----------                -----------     -----------
                                           10,743,849          294,830         3.62%    6,394,161         132,596         2.73%
                                          -----------      -----------                -----------     -----------

Net interest income                                        $   140,495                                $    65,751
                                                           ===========                                ===========
Interest rate spread                                                           1.55%                                      1.22%
                                                                               ====                                       ====
Net interest margin                                                            1.71%                                      1.34%
                                                                               ====                                       ====

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.
(2) Includes $2.8 million and $9.7 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.
(3) Includes $13.9 million and $31.6 million of net interest expense on interest rate swap agreements for the 2005 and 2004 periods, respectively.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and for the nine months ended September 30, 2005 as adjusted compared to the nine months ended September 30, 2004:

                                          Nine Months Ended September 30, 2005
                                                      Compared to
(In thousands)                            Nine Months Ended September 30, 2004
                                         ---------------------------------------
                                          Average        Average
                                           Rate           Volume         Total
                                         --------       --------       --------
Mortgage-backed securities, net          $ 37,443       $ 59,269       $ 96,712
Mortgage loans                             21,768        145,423        167,191
                                         --------       --------       --------
Interest income                            59,211        204,692        263,903
                                         --------       --------       --------

Warehouse lines of credit                  14,668         22,781         37,449
Commercial paper                           10,682         29,282         39,964
Reverse repurchase agreements              30,448         49,432         79,880
Collateralized debt obligations                --         16,766         16,766
Trust preferred securities                     --          2,066          2,066
Notes payable                                 787          2,088          2,875
                                         --------       --------       --------
Interest expense                           56,585        122,415        179,000
                                         --------       --------       --------
Net interest income                      $  2,626       $ 82,277       $ 84,903
                                         ========       ========       ========

--------------------------------------------------------------------------------

                                          Nine Months Ended September 30, 2005
                                                (As Adjusted) Compared to
(In thousands)                            Nine Months Ended September 30, 2004
                                         ---------------------------------------
                                          Average        Average
                                           Rate           Volume         Total
                                         -------         -------        -------

Mortgage-backed securities, net         $ 40,380         $ 76,300      $116,680
Mortgage loans                            25,243           95,055       120,298
                                        --------         --------      --------
Interest income                           65,623          171,355       236,978
                                        --------         --------      --------

Warehouse lines of credit                 14,668           22,781        37,449
Commercial paper                          10,682           29,282        39,964
Reverse repurchase agreements             30,448           49,432        79,880
Trust preferred securities                    --            2,066         2,066
Notes payable                                787            2,088         2,875
                                        --------         --------      --------
Interest expense                          56,585          105,649       162,234
                                        --------         --------      --------

Net interest income                     $  9,038         $ 65,706      $ 74,744
                                        ========         ========      ========


Interest Income: Interest income on mortgage-backed securities for the nine months ended September 30, 2005 was $219.9 million, compared to $123.2 million for the nine months ended September 30, 2004, a $96.7 million, or 78.5% increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio and higher interest rates in 2005 versus 2004.

Interest income on mortgage-backed securities as adjusted for the nine months ended September 30, 2005 was $239.9 million, compared to $123.2 million for the nine months ended September 30, 2004, a $116.7 million, or 94.7% increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio and higher interest rates in 2005 versus 2004.

Interest income on our mortgage loans for the nine months ended September 30, 2005 was $242.3 million compared to $75.1 million for the nine months ended September 30, 2004, an increase of $167.2 million, or 222.5%. The increase in interest income on mortgage loans was primarily the result of an increase in average volume in 2005 versus 2004 due to accounting for the Q4-04 Securitization as a financing for most of the first quarter of 2005 and higher mortgage origination volume.

Interest income on our mortgage loans as adjusted for the nine months ended September 30, 2005 was $195.4 million compared to $75.1 million for the nine months ended September 30, 2004, an increase of $120.3 million, or 160.1%. The increase in loan interest income was primarily the result of an increase in average volume in 2005 versus 2004 due to higher mortgage origination volume.

Interest Expense: We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the nine months ended September 30, 2005 was $77.6 million, compared to interest expense for the nine months ended September 30, 2004 of $40.2 million, a $37.4 million increase. The increase in warehouse lines of credit interest expense was primarily the result an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in 2005 versus 2004. In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans. Interest expense on commercial paper for the nine months ended September 30, 2005 was $46.9 million versus $6.9 million for the nine months ended September 30, 2004, a $40.0 million increase. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

We have entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and, as of September 30, 2005, have borrowed funds from eight of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities. Total interest expense on reverse repurchase agreements for the nine months ended September 30, 2005 was $161.9 million, compared to interest expense for the nine months ended September 30, 2004 of

$82.0 million, a $79.9 million increase. The increase in reverse repurchase agreements interest expense in 2005 versus 2004 was primarily the result of an increase in borrowings used to fund the growth of our mortgage-backed securities portfolio.

For the nine months ended September 30, 2005, we recognized $16.8 million of interest expense on collateralized debt obligations related to accounting for the Q4-04 Securitization as a financing for most of the first quarter of 2005.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives

Gain on Sales and Securitizations of Mortgage Loans: Gain on sales and securitizations of mortgage loans in our Loan Origination segment during the nine months ended September 30, 2005 totaled $514.4 million including $43.4 million recognized in connection with the Q4-04 Securitization. Gain on sales and securitizations of mortgage loans in our Loan Origination segment, as adjusted, during the nine months ended September 30, 2005 were $471.0 million, or 1.59%, of mortgage loans sold or securitized, as adjusted, compared to $201.5 million, or 1.22%, of mortgage loans sold or securitized during the nine months ended September 30, 2004. The increase primarily reflects a $13.1 billion increase in mortgage loans sold or securitized, as adjusted, to $29.6 billion, as adjusted, in the first nine months of 2005 from $16.5 billion in the first nine months of 2004. The change in fair value of IRLCs included in gain on sales of mortgage loans in the 2004 period was reduced as a result of our adoption of SAB No. 105.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the nine months ended September 30, 2005 and 2004:

Gains on Sales and Securitizations of Mortgage Loans

                                                                                Nine Months Ended September 30,
                                                                ----------------------------------------------------------
                                                                     2005          2005            2005            2004
                                                                ----------------------------------------------------------
                                                                     GAAP      Adjustments     As Adjusted
                                                                ----------------------------------------------------------
(Dollars in thousands)
Gain on sales of mortgage loans                                 $   236,288    $        --     $   236,288    $     98,095

Gain on sales of current period securitized mortgage loans          194,256        (25,258)        168,998          40,120
Gain (loss) on sales of free standing derivatives                     6,143             --           6,143          (4,388)
Unrealized gain on self-originated mortgage-backed securities
retained in period                                                   72,806        (18,180)         54,626          67,656
Unrealized gain on free standing derivatives                          4,932             --           4,932              --
                                                                ----------------------------------------------------------
  Total gain on sales and securitizations of mortgage loans     $   514,425    $   (43,438)    $   470,987    $    201,483
                                                                ==========================================================

Total mortgage loans sold or securitized                        $33,101,422    $(3,526,123)    $29,575,299    $ 16,514,175
                                                                ==========================================================

Total gain on sales and securitizations of mortgage loans as
a % of total mortgage loans sold or securitized                       1.55%                          1.59%           1.22%

Portfolio Gains and Losses: During the nine months ended September 30, 2005, portfolio gains and losses in our Mortgage-Backed Securities Holdings segment, as adjusted, were a portfolio loss of $55.3 million compared to a portfolio gain of $16.0 million during the nine months ended September 30, 2004. The decrease in portfolio gains in the first nine months of 2005 compared to the first nine months of 2004 was the result of a $75.0 million net decrease in unrealized gain on mortgage-backed securities and free standing derivatives, as adjusted, partly offset by a $3.7 million increase in gain on sales of mortgage-backed securities, as adjusted.

The following table presents the components of portfolio gains and losses in our Mortgage-Backed Securities Holdings segment during the nine months ended September 30, 2005 and 2004:

Portfolio Gains and Losses

                                                                                Nine Months Ended September 30,
                                                                ----------------------------------------------------------
                                                                     2005          2005            2005            2004
                                                                ----------------------------------------------------------
                                                                     GAAP      Adjustments     As Adjusted
                                                                ----------------------------------------------------------
(In thousands)
Gain on sales of mortgage-backed securities                     $     6,725    $    (1,400)    $     5,325    $      1,578

Unrealized loss on mortgage-backed securities                       (65,640)       (19,083)        (84,723)         (6,938)
Unrealized gain on free standing derivatives                         24,144             --          24,144          21,323
                                                                ----------------------------------------------------------
Net unrealized (loss) gain on mortgage-backed securities and
free standing derivatives                                           (41,496)       (19,083)        (60,579)         14,385

                                                                ----------------------------------------------------------
  Total portfolio (loss) gain                                   $   (34,771)   $   (20,483)    $   (55,254)   $     15,963
                                                                ==========================================================

The following table presents the components of gains and losses on sales of mortgage-backed securities and derivatives shown in the Company's consolidated statements of income:

Components of Gain (Loss) on Sales of Mortgage-backed Securities and Derivatives

                                                                                Nine Months Ended September 30,
                                                                ----------------------------------------------------------
                                                                     2005          2005            2005            2004
                                                                ----------------------------------------------------------
                                                                     GAAP      Adjustments     As Adjusted
                                                                ----------------------------------------------------------
(In thousands)
Gain on sales of mortgage-backed securities                     $     6,725    $    (1,400)    $     5,325    $      1,578
Gain (loss) on sales of free standing interest rate swap
derivatives                                                           6,143             --           6,143          (4,388)
                                                                ----------------------------------------------------------
  Gain (loss) on sales of mortgage-backed securities and
    derivatives                                                 $    12,868    $    (1,400)    $    11,468    $     (2,810)
                                                                ==========================================================

The following table presents the components of unrealized gains and losses on mortgage-backed securities and derivatives shown in the Company's consolidated statements of income:

Components of Unrealized Gains and Losses on Mortgage-backed Securities and Derivatives

                                                                                Nine Months Ended September 30,
                                                                ----------------------------------------------------------------
                                                                     2005            2005              2005              2004
                                                                ----------------------------------------------------------------
                                                                     GAAP        Adjustments       As Adjusted
                                                                ----------------------------------------------------------------
(In thousands)
Unrealized gain on self-originated mortgage-backed
securities retained in period                                   $    72,806      $   (18,180)      $    54,626      $     67,656
Unrealized loss on mortgage-backed securities                       (65,640)         (19,083)          (84,723)           (6,938)
Unrealized gain on free standing derivatives                         29,076               --            29,076            21,323
                                                                ----------------------------------------------------------------
  Unrealized gain (loss) on mortgage-backed securities and
    derivatives                                                 $    36,242      $   (37,263)      $    (1,021)     $     82,041
                                                                ================================================================

Net Loan Servicing Fees

Net loan servicing fees were $7.6 million for the nine months ended September 30, 2005 compared to a loss of $4.1 million for the nine months ended September 30, 2004.

Loan Servicing Fees: Loan servicing fees increased to $49.4 million for the nine months ended September 30, 2005 from $28.9 million for the nine months ended September 30, 2004, an increase of $20.5 million, or 71.0%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $1.2 million for the nine months ended September 30, 2005 compared to $3.7 million for the nine months ended September 30, 2004, a decrease of $2.5 million, or 67.9%. This decrease partly offset the increase in loan servicing fees in the first nine months of 2005 versus the first nine months of 2004, as a result of an increase in loans serviced for others.

Amortization of MSRs: Amortization of MSRs increased to $36.4 million for the nine months ended September 30, 2005 from $22.9 million for the nine months ended September 30, 2004, an increase of $13.5 million, or 59.1%. The increase in amortization was due to a higher average servicing portfolio in the first nine months of 2005 versus the first nine months of 2004.

Impairment Provision of MSRs: We recognized a temporary impairment provision of $5.4 million for the nine months ended September 30, 2005 versus a temporary impairment provision of $10.1 million for the nine months ended September 30, 2004, resulting in an increase in net loan servicing fees of $4.7 million. The decrease in impairment provision in the nine months ended September 30, 2005 was due to higher interest rates, which was attributable to a subsequent decrease in estimated future prepayment speeds versus the initial estimated future prepayment speeds used to value the MSR upon securitization.

The following table presents GAAP, as adjusted and reconciling adjustments to net loan servicing fees (loss) for the nine months ended September 30, 2005 and 2004:

                                                                                Nine Months Ended September 30,
                                                                ----------------------------------------------------------
                                                                     2005          2005            2005            2004
                                                                ----------------------------------------------------------
                                                                     GAAP      Adjustments     As Adjusted
                                                                ----------------------------------------------------------
Loan servicing fees                                             $    49,381    $     2,851     $    52,232    $     28,870
Amortization                                                        (36,388)        (2,170)        (38,558)        (22,865)
Impairment reserve provision                                         (5,402)         2,048          (3,354)        (10,139)
                                                                ----------------------------------------------------------
  Net loan servicing fees (loss)                                $     7,591    $     2,729     $    10,320    $     (4,134)
                                                                ==========================================================

Other Non-Interest Income

Other non-interest income totaled $5.6 million for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $3.2 million, rental income of $1.1 million and revenue from title services of $0.9 million. For the nine months ended September 30, 2004, other non-interest income primarily includes rental income of $1.6 million, income from a legal settlement of $1.5 million, reinsurance premiums earned totaling approximately $1.1 million and revenue from title services of $0.7 million.

Non-Interest Expenses

Our non-interest expenses for the nine months ended September 30, 2005 were $400.7 million compared to $213.3 million for the nine months ended September 30, 2004, an increase of $187.4 million, or 87.9%. The increase primarily reflects a $168.7 million rise in our Loan Origination segment non-interest expenses to $368.1 million, or 1.16%, of total loan originations in the first nine months of 2005 from $199.4 million, or 1.22%, of total loan originations in the first nine months of 2004.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the nine months ended September 30, 2005 were $264.7 million, compared to $128.8 million for the nine months ended September 30, 2004, an increase of $135.9 million, or 105.5%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 6,467 at September 30, 2005 from 4,145 at September 30, 2004.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $136.0 million for the nine months ended September 30, 2005 compared to $84.5 million for the nine months ended September 30, 2004, an increase of $51.5 million, or 61.0%. The increase in operating expenses in the first nine months of 2005 versus the first nine months of 2004 includes a $16.3 million increase in occupancy and equipment expense, due to higher lease obligations and certain fixed asset expenses relating to the increased number of branches in the 2005 period.

Income Tax Benefit

A $1.3 million income tax benefit was recognized for the nine months ended September 30, 2005, compared to a benefit of $26.3 million for the nine months ended September 30, 2004. The decrease in income tax benefit in the first nine months of 2005 versus the first nine months of 2004 reflects a decrease in loss before income taxes relating to our TRS.

Loan Originations

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the nine months ended September 30, 2005 were $31.7 billion compared to $16.3 billion for the nine months ended September 30, 2004, a 94.4% increase. Our retail originations, which are conducted through our community loan production offices and Internet call center, were 48% of our loan originations in the nine months ended September 30, 2005 and the nine months ended September 30, 2004. Mortgage brokers accounted for 52% of our loan originations in the nine months ended September 30, 2005 and the nine months ended September 30, 2004.

Liquidity and Capital Resources

We have arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and on September 30, 2005 had borrowed funds from eight of these firms. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of September 30, 2005, we had $8.0 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 3.84% before the impact of interest rate swaps and a weighted-average remaining maturity of six months.

To originate a mortgage loan, we draw against a $3.3 billion Secured Liquidity Note Program, a $1.5 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a facility of $1.5 billion with Bear Stearns, a $1.0 billion bank syndicated facility led by Bank of America (which includes a $350 million term loan facility which we use to finance our MSRs), a facility of $750 million with Goldman Sachs, a facility of $750 million with Morgan Stanley Bank ("Morgan Stanley"), a $450 million facility with IXIS Real Estate Capital Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), a facility of $500 million with Lehman Brothers, an early purchase program facility with Countrywide Home Loans, Inc. ("Countrywide"), and a facility of $250 million with Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. In addition, we have a gestation facility with Greenwich Capital Financial Products, Inc. ("Greenwich"). These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of our liabilities to our tangible net worth. At November 4, 2005, the aggregate outstanding balance under the commercial paper program was $3.1 billion, the aggregate outstanding balance under the warehouse facilities was $2.9 billion, the aggregate outstanding balance in drafts payable was $25.6 million and the aggregate maximum amount available for additional borrowings was $1.9 billion.

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

As of September 30, 2005, our aggregate warehouse facility borrowings were $2.2 billion (including $20.3 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $18.8 million, compared to $735.8 million (including $25.5 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $26.2 million as of December 31, 2004. At September 30, 2005, our loans held for sale were $1.9 billion and our loans held for investment were $1.4 billion compared to loans held for sale of $4.9 billion at December 31, 2004.

In addition to warehouse facilities, we have purchase and sale agreements with UBS, Greenwich Capital and Countrywide. These agreements allow us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Aggregate amounts sold and being held under these agreements at September 30, 2005 and December 31, 2004 were $3.4 billion and $443.8 million, respectively. Aggregate amounts so held under these agreements at November 4, 2005 were $2.4 billion. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

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

We also have a $350.0 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on August 11, 2006. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At September 30, 2005 and December 31, 2004, borrowings under our term loan facility were $192.4 million and $108.6 million, respectively.

Cash and cash equivalents increased to $624.4 million at September 30, 2005 from $192.8 million at December 31, 2004.

Our primary sources of cash and cash equivalents during the nine months ended September 30, 2005, were as follows:

     o $17.0 billion of proceeds from principal received from sales of mortgage loans held for sale;

     o $16.2 billion of proceeds from securitizations of mortgage loans held for sale;

     o $2.8 billion of principal proceeds from sales of mortgage-backed securities; and

     o    $1.7 billion of principal repayments of mortgage-backed securities.

Our primary uses of cash and cash equivalents during the nine months ended September 30, 2005, were as follows:

     o    $31.7 billion of origination of mortgage loans;

     o    $4.5 billion of additions to mortgage-backed securities; and

     o    $3.4 billion of purchases of mortgage-backed securities.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at September 30, 2005:

                                                                   Less than 1
                                                     Total             Year        1 - 3 Years    4 - 5 Years    After 5 Years
                                                  ----------        ----------        -------        -------        -------
(In thousands)
Reverse repurchase agreements                     $8,041,579        $8,041,579        $    --        $    --        $    --
Commercial paper                                   1,334,296         1,334,296             --             --             --
Warehouse liabilities                              2,165,154         2,165,154             --             --             --
Notes payable                                        305,766           194,135          1,517         86,135         23,979
Trust preferred securities                            96,964                --             --             --         96,964
Operating leases                                     169,412            54,129         93,966         21,047            270

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

The Company enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure when financing its adjustable-rate mortgage ("ARM") loans and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates, by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. The Company's ARM loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities. The Company's duration gap was approximately one month on September 30, 2005.

The following table summarizes the Company's interest rate sensitive instruments as of September 30, 2005 and December 31, 2004:

                                                    September 30, 2005
                                           -------------------------------------
                                            Carrying                   Estimated
                                             Amount                   Fair Value
                                           ----------                 ----------

Assets:
Mortgage-backed securities                 $9,208,172                 $9,208,172
Derivative assets (1)                          67,185                     75,556
Mortgage loans held for sale, net           1,901,293                  1,909,533
Mortgage loans held for investment, net     1,445,429                  1,473,965
Mortgage servicing rights, net                300,659                    300,772

Liabilities:
Reverse repurchase agreements              $8,041,579                 $8,041,313

                                                      December 31, 2004
                                           -------------------------------------
                                            Carrying                   Estimated
                                             Amount                   Fair Value
                                           ----------                 ----------
Assets:
Mortgage-backed securities                 $6,016,866                 $6,016,866
Derivative assets (1)                          24,803                     30,838
Mortgage loans held for sale, net           4,853,394                  4,931,366
Mortgage servicing rights, net                151,436                    152,467

Liabilities:
Reverse repurchase agreements              $7,071,168                 $7,065,072
Collateralized debt obligations             2,022,218                  2,022,218
Derivative liabilities                          1,860                      1,860

(1) Derivative assets includes interest rate lock commitments ("IRLCs") to fund mortgage loans. The carrying value excludes the value of the mortgage servicing rights ("MSRs") attached to the IRLCs in accordance with SEC Staff Accounting Bulletin No. 105. The fair value includes the value of MSRs.

The Company had total commitments to lend at September 30, 2005 and December 31, 2004 of $11.6 billion and $6.2 billion, respectively.

                                     ITEM 4.

                             CONTROLS AND PROCEDURES

Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this quarterly report. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the third quarter of 2005.

Remediation Efforts Related to Previously Reported Material Weakness in Internal Control over Financial Reporting

The Company previously disclosed in its report on Form 10-K/A for the year ended December 31, 2004 material weaknesses related to the operating efficiencies of certain controls over financial reporting. The Company is enforcing the appropriate policies, procedures and controls over these areas to ensure that they are operating effectively.

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


                                     ITEM 2.

           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended September 30, 2005.

The Company acquired First Home Mortgage Corp. ("First Home") on June 30, 2000. In addition to the shares paid to former First Home shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders as additional consideration under the earnout provisions of the merger agreement. Pursuant to these earnout provisions, on July 1, 2005, and August 15, 2005, the Company issued an aggregate of 1,498 and 2,463 unregistered shares of common stock, respectively, to such stockholders as additional consideration. These securities were exempt from registration under
Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

                                     ITEM 3.

                         DEFAULTS UPON SENIOR SECURITIES

                                      None.


                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.

                                     ITEM 5.

                                OTHER INFORMATION

                                      None.


                                     ITEM 6.

                                    EXHIBITS

   The following exhibits are filed with this Quarterly Report on Form 10-Q:

               Exhibit No.                                 Description
               -----------       ---------------------------------------------------------------
               10.1          --  Amended and Restated Credit Agreement, dated as of August 12,
                                 2005, by and among American Home Mortgage Investment Corp.,
                                 American Home Mortgage Servicing, Inc.,  American Home Mortgage
                                 Corp., American Home Mortgage Acceptance, Inc., the Lenders
                                 from time to time party thereto, and Bank of America, N.A.

               10.2.1        --  Amendment No. 9, dated as of September 2, 2005, to the Amended and Restated Master Loan and Security Agreement, dated as of
                                 November 26, 2003, by and among American Home Mortgage Corp.,
                                 American Home Mortgage Acceptance, Inc., American Home Mortgage
                                 Investment Corp., American Home Mortgage Holdings, Inc., and
                                 American Home Mortgage Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

               10.2.2        --  Promissory Note, dated September 2, 2005, made by American Home
                                 Mortgage Corp., American Home Mortgage Investment Corp.,
                                 American Home Mortgage Holdings, Inc., American Home Mortgage
                                 Acceptance, Inc., and American Home Mortgage Servicing, Inc. in
                                 favor of Morgan Stanley Mortgage Capital Inc.

               10.3          --  Amendment No. 10, dated as of September 26, 2005, to the
                                 Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage
                                 Corp., American Home Mortgage Acceptance, Inc., American Home
                                 Mortgage Investment Corp., American Home Mortgage Holdings,
                                 Inc., and American Home Mortgage Servicing, Inc., the Lenders
                                 from time to time party thereto, and Morgan Stanley Bank.

               10.4          --  Extension Letter Agreement, dated as of October 5, 2005, by and among AHM SPV I, LLC, American Home Mortgage Corp., Calyon New
                                 York Branch, and Lloyds TSB Bank plc.

               10.5.1        --  Master Repurchase Agreement, dated as of August 31, 2005, among
                                 American Home Mortgage Acceptance, Inc., American Home Mortgage
                                 Corp., and Goldman Sachs Mortgage Company.

               10.5.2        --  Custodial Agreement, dated as of August 31, 2005, among Goldman
                                 Sachs Mortgage Company, American Home Mortgage Acceptance,
                                 Inc., American Home Mortgage Corp., and Deutsche Bank National
                                 Trust Company.

               10.5.3        --  Guaranty, dated as of August 31, 2005, by American Home
                                 Mortgage Investment Corp. in favor of Goldman Sachs Mortgage
                                 Company.

               10.6.1        --  Letter Agreement, dated as of September 13, 2005, by and among
                                 Lehman Brothers Inc., Lehman Commercial Paper Inc., and
                                 American Home Mortgage Acceptance Inc.

               10.6.2        --  Second Amendment to Custodial Agreement, dated as of September
                                 13, 2005, to the Custodial Agreement, dated as of December 3,
                                 2004, by and among Lehman Brothers Inc., Lehman Commercial
                                 Paper Inc., American Home Mortgage Acceptance Inc., and
                                 Deutsche Bank National Trust Company.

               Exhibit No.                                 Description
               -----------       ---------------------------------------------------------------
               10.6.3        --  Guaranty, dated as of September 13, 2005, by American Home
                                 Mortgage Investment Corp. in favor of Lehman Brothers Inc. and
                                 Lehman Commercial Paper Inc.

               31.1          --  Certification of Chief Executive Officer pursuant to Rule
                                 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of
                                 1934, as adopted  pursuant to Section 302 of the  Sarbanes-Oxley
                                 Act of 2002.

               31.2          --  Certification of Chief Financial Officer pursuant to Rule
                                 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of
                                 1934, as adopted  pursuant to Section 302 of the  Sarbanes-Oxley
                                 Act of 2002.

               32.1          --  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                                 Section 1350, as adopted pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002.

               32.2          --  Certification of Chief Financial Officer pursuant to 18 U.S.C.
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

                                   AMERICAN HOME MORTGAGE INVESTMENT CORP.
                                   (Registrant)

Date:    November 9, 2005          By:     /s/ Michael Strauss
                                       -------------------------------------
                                        Michael Strauss
                                        Chairman, Chief Executive Officer
                                        and President

Date:    November 9, 2005          By:    /s/ Stephen A. Hozie
                                       -------------------------------------
                                        Stephen A. Hozie
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                               INDEX TO EXHIBITS
                               -----------------

               Exhibit No.                                 Description
               -----------       ---------------------------------------------------------------
               10.1          --  Amended and Restated Credit Agreement, dated as of August 12,
                                 2005, by and among American Home Mortgage Investment Corp.,
                                 American Home Mortgage Servicing, Inc.,  American Home Mortgage
                                 Corp., American Home Mortgage Acceptance, Inc., the Lenders
                                 from time to time party thereto, and Bank of America, N.A.

               10.2.1        --  Amendment No. 9, dated as of September 2, 2005, to the Amended and Restated Master Loan and Security Agreement, dated as of
                                 November 26, 2003, by and among American Home Mortgage Corp.,
                                 American Home Mortgage Acceptance, Inc., American Home Mortgage
                                 Investment Corp., American Home Mortgage Holdings, Inc., and
                                 American Home Mortgage Servicing, Inc., the Lenders from time to time party thereto, and Morgan Stanley Bank.

               10.2.2        --  Promissory Note, dated September 2, 2005, made by American Home
                                 Mortgage Corp., American Home Mortgage Investment Corp.,
                                 American Home Mortgage Holdings, Inc., American Home Mortgage
                                 Acceptance, Inc., and American Home Mortgage Servicing, Inc. in
                                 favor of Morgan Stanley Mortgage Capital Inc.

               10.3          --  Amendment No. 10, dated as of September 26, 2005, to the
                                 Amended and Restated Master Loan and Security Agreement, dated as of November 26, 2003, by and among American Home Mortgage
                                 Corp., American Home Mortgage Acceptance, Inc., American Home
                                 Mortgage Investment Corp., American Home Mortgage Holdings,
                                 Inc., and American Home Mortgage Servicing, Inc., the Lenders
                                 from time to time party thereto, and Morgan Stanley Bank.

               10.4          --  Extension Letter Agreement, dated as of October 5, 2005, by and among AHM SPV I, LLC, American Home Mortgage Corp., Calyon New
                                 York Branch, and Lloyds TSB Bank plc.

               10.5.1        --  Master Repurchase Agreement, dated as of August 31, 2005, among
                                 American Home Mortgage Acceptance, Inc., American Home Mortgage
                                 Corp., and Goldman Sachs Mortgage Company.

               10.5.2        --  Custodial Agreement, dated as of August 31, 2005, among Goldman
                                 Sachs Mortgage Company, American Home Mortgage Acceptance,
                                 Inc., American Home Mortgage Corp., and Deutsche Bank National
                                 Trust Company.

               10.5.3        --  Guaranty, dated as of August 31, 2005, by American Home
                                 Mortgage Investment Corp. in favor of Goldman Sachs Mortgage
                                 Company.

               10.6.1        --  Letter Agreement, dated as of September 13, 2005, by and among
                                 Lehman Brothers Inc., Lehman Commercial Paper Inc., and
                                 American Home Mortgage Acceptance Inc.

               10.6.2        --  Second Amendment to Custodial Agreement, dated as of September
                                 13, 2005, to the Custodial Agreement, dated as of December 3,
                                 2004, by and among Lehman Brothers Inc., Lehman Commercial
                                 Paper Inc., American Home Mortgage Acceptance Inc., and
                                 Deutsche Bank National Trust Company.

               10.6.3        --  Guaranty, dated as of September 13, 2005, by American Home
                                 Mortgage Investment Corp. in favor of Lehman Brothers Inc. and
                                 Lehman Commercial Paper Inc.

               31.1          --  Certification of Chief Executive Officer pursuant to Rule
                                 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of
                                 1934, as adopted  pursuant to Section 302 of the  Sarbanes-Oxley
                                 Act of 2002.

               31.2          --  Certification of Chief Financial Officer pursuant to Rule
                                 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of
                                 1934, as adopted  pursuant to Section 302 of the  Sarbanes-Oxley
                                 Act of 2002.

               32.1          --  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                                 Section 1350, as adopted pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002.

               32.2          --  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                                 Section 1350, as adopted pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002.