Form 10-K
period 2005-12-31
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2006-03-16
CIK 1256536

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

                  For the Fiscal Year Ended December 31, 2005.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 31, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.56 billion (computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2005). For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

As of March 9, 2006, the registrant had 49,666,886 outstanding shares of common stock, par value $0.01 per share, which is the registrant's only class of common stock.

                      Documents Incorporated By Reference:

The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the registrant's 2006 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2005.

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.    Business......................................................    2

Item 1A.   Risk Factors..................................................   12

Item 1B.   Unresolved Staff Comments.....................................   25

Item 2.    Properties....................................................   25

Item 3.    Legal Proceedings.............................................   25

Item 4.    Submission of Matters to a Vote of Security Holders...........   25

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ............   26

Item 6.    Selected Financial Data.......................................   27

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................   29

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....   55

Item 8.    Financial Statements and Supplementary Data...................   55

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure .....................................   55

Item 9A.   Controls and Procedures.......................................   55

Item 9B.   Other Information ............................................   58

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............   59

Item 11.   Executive Compensation........................................   59

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters ...................   59

Item 13.   Certain Relationships and Related Transactions................   59

Item 14.   Principal Accounting Fees and Services........................   59

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules....................   60

Signatures...............................................................   61

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

The forward-looking statements in this report are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to it. These statements are not statements of historical fact and are not guarantees of future performance, events or results. Forward-looking statements are subject to a number of factors, risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial position. These factors include, without limitation, those factors set forth in Item 1A of this report, entitled "Risk Factors," as well as general economic, political, market, financial or legal conditions and any other factors, risks and uncertainties discussed in filings we make with the Securities and Exchange Commission ("SEC").

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

ITEM 1. BUSINESS

American Home Mortgage Investment Corp., a Maryland corporation ("AHM Investment" and, collectively with its subsidiaries, the "Company," "we" or "us"), is in the business of investing in mortgage-backed securities and mortgage loans resulting from the securitization of residential mortgage loans that its subsidiaries originate and service. We also invest in securitized mortgage loans originated by others. Most of our portfolio consists of securitized adjustable-rate mortgage loans, or ARM loans, that are of prime quality. Our aim is to earn interest income, net of interest expense, sufficient to meet our obligations and distribute dividends to our stockholders. An important element of our business strategy is self-originating many of the securitized loans in which we invest, so as to acquire those loans at a lower cost than would be required to purchase similar loans in the capital markets. If we can invest in securitized loans produced at a low cost, we expect that our net interest income from those loans will be enhanced. In addition to investing in securitized mortgage loans, we also are in the businesses of originating and selling mortgage loans to institutional investors for a profit, as well as servicing mortgage loans owned by others.

We are organized and operate as a real estate investment trust, or REIT, for federal income tax purposes, and our corporate structure includes both qualified REIT subsidiaries ("QRSs") and taxable REIT subsidiaries ("TRSs"). We conduct most of our investment activities, including loan origination for our own portfolio, directly or through our QRSs. We conduct our businesses of originating loans for sale and servicing mortgages, as well as ancillary businesses such as mortgage reinsurance, in our TRSs. In addition, our TRSs operate our retail and mortgage broker acceptance branches where we accept mortgage applications from consumers. The net interest income we earn from our investment activities generally will not be subject to federal income tax to the extent we dividend such income to our stockholders. By contrast, income that we earn on activities we conduct in our TRSs will be subject to federal and state corporate income tax. We may retain any after-tax income generated by our TRSs, and, as a result, may increase our consolidated equity capital and thereby grow our business through retained earnings. We may, however, dividend all or a portion of our after-tax TRS earnings to our stockholders, subject to REIT qualification limitations. See "Certain Federal Income Tax Considerations" below.

American Home Mortgage Holdings, Inc. ("AHM Holdings"), a Delaware corporation, is a direct, wholly owned subsidiary of AHM Investment that serves as the parent holding company for American Home Mortgage Corp. ("AHM Corp."), a New York corporation, which (together with American Home Mortgage Acceptance, Inc. ("AHM Acceptance"), a Maryland corporation and direct, wholly owned subsidiary of AHM Investment) primarily originates our loans, and American Home Mortgage Servicing, Inc. ("AHM Servicing"), a Maryland corporation, which services our loans as well as certain loans for third parties.

As of December 31, 2005, we held a leveraged portfolio of mortgage loans held for investment and mortgage-backed securities in the amount of approximately $14.1 billion in order to generate net interest income and serviced approximately 158,000 loans with an aggregate principal amount of approximately $30.7 billion. As of December 31, 2005, we operated more than 600 loan production offices located in 45 states and the District of Columbia, and made loans throughout all 50 states and the District of Columbia. We originated approximately $45.3 billion in aggregate principal amount of loans in 2005 and for the fourth quarter of 2005 were ranked as the nation's 11th largest residential mortgage lender according to National Mortgage News.

The common stock of AHM Investment is traded on the New York Stock Exchange ("NYSE") under the symbol "AHM." AHM Investment's 9.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 9.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") are also traded on the NYSE under the symbols "AHM PrA" and "AHM PrB," respectively.

Our website is http://www.americanhm.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of our directors and executive officers and any amendments to such reports filed pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also will provide any of the foregoing information without charge upon written request to American Home Mortgage Investment Corp., 538 Broadhollow Road, Melville, New York 11747,
Attention: Investor Relations Director.

Also posted on our website within the "investor relations" section under the heading "corporate governance" are (i) the charters for the committees of our Board of Directors, which include the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (ii) our Corporate Governance Principles and (iii) our Code of Business Conduct and Ethics (the "Code of Ethics") governing our directors, officers and employees. These documents also are available in print upon request of any stockholder to our Investor Relations Director. Within the time period required by the SEC and the NYSE, we will post on our website any modifications to the Code of Ethics and any waivers applicable to Senior Financial Officers (as defined in the Code of Ethics).

The certifications by our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. We also have submitted to the NYSE our 2005 Annual Chief Executive Officer Certification required pursuant to NYSE Corporate Governance Standards Section 303A.12(a), to the effect that, as of the date of such certification, the Chief Executive Officer of the Company was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards.

Description of Our Business

Our businesses include holding a leveraged portfolio of mortgage loans held for investment and mortgage-backed securities in order to earn net interest income, originating mortgage loans (and either securitizing those loans or selling them for a profit), and servicing our securitized loans for fee income. A growing portion of our portfolio of mortgage loans and mortgage-backed securities are self-originated, and our core strategy is to hold self-originated mortgage loans held for investment and mortgage-backed securities, which we have, to date, been able to produce at a lower cost than the price for comparable mortgage loans and mortgage-backed securities offered for sale in the capital markets. We are organized and operate as a REIT for federal income tax purposes. Our REIT-eligible assets and activities are held or performed at the parent level or in QRSs. Our primary QRS, AHM Acceptance, originates and securitizes REIT-eligible mortgage loans. Our assets and activities that are not REIT-eligible, such as part of our mortgage origination business and our servicing business, are conducted by certain of our direct or indirect TRSs, AHM Holdings, AHM Corp. and AHM Servicing. Our TRSs are subject to federal and state corporate income tax.

In general, under our current business strategy, we expect to maximize the operational and tax benefits provided by our REIT structure. Our TRSs accept and process loan applications. Loan applications that meet the requirements of the REIT, which typically consist of ARMs, are then sold by our TRSs to our QRS, while loan applications that do not meet these requirements are closed and sold to third-party purchasers. The associated servicing rights of all loans originated by our QRS are retained by our TRSs. We generate net interest income from our portfolio of mortgage loans and mortgage-backed securities, which is the difference between (i) the interest income we receive from mortgage loans and mortgage-backed securities and (ii) the interest we pay on the debt used to finance these investments, plus certain administrative expenses.

Certain of our TRSs also engage in other businesses that are ancillary to their loan origination and servicing activities, including operating two mortgage reinsurance subsidiaries, a title abstract subsidiary and a vendor management company. These TRSs also are participants in mortgage lending joint ventures that are designed to generate assets for us.

Mortgage Holdings Segment

Our current investment strategy, which is subject to change at any time without notice to our stockholders, and which we expect may change from time to time, is to realize net interest income we expect from our investment in securitized loans held for investment. We also seek to mitigate risks associated with holding a leveraged portfolio of securitized mortgage loans held for investment. A key risk mitigation practice we attempt to employ is approximately matching the duration of our securitized mortgage loans held for investment with the duration of the liabilities we utilize to finance those loans. Toward this end, we issue collateralized debt obligations ("CDOs") with payment requirements that wholly or partially mirror the receipts from our loans. We also use interest rate swaps to extend repurchase and other short-term borrowings. Additional risk mitigation strategies we employ include using cash flow matching to limit our exposure to changes in the slope of the yield curve and limiting the extension and repayment risk of our holdings by investing primarily in ARM and hybrid-ARM securitized loans. We attempt to actively manage our portfolio of securitized mortgage loans and measure the likely impact of changing interest rates, prepayment speeds, delinquencies and other factors on the income the portfolio will produce and on the portfolio's value. Still, we cannot ensure that our risk mitigation or portfolio management practices will preserve the income or value of our securitized mortgage loans. See Item 1A of this report, entitled "Risk Factors."

A growing percentage of our portfolio of mortgage loans and mortgage-backed securities are self-originated, and our core strategy is to hold self-originated mortgage loans held for investment and mortgage-backed securities, which we have, to date, been able to produce at a lower cost than the price for comparable mortgage loans and mortgage-backed securities offered for sale in the capital markets. We believe that the cost advantage we obtain from self-originating loans, and holding such loans in securitized form in the REIT or in our primary QRS, is primarily the result of two economic factors. First, through self-origination, we avoid the intermediation costs associated with purchasing mortgage assets in the capital markets. Second, the REIT or our primary QRS is able to acquire loan applications from our TRSs, rather than purchase closed loans, at a price substantially less than the purchase price of a closed loan.

The size of our leveraged portfolio of mortgage loans held for investment and mortgage-backed securities was approximately $14.1 billion as of December 31, 2005. Our mortgage-backed securities are funded through borrowings in the reverse repurchase market. Our loans held for investment are funded through reverse repurchase agreements and CDOs. Rollover risk is managed by laddering the maturities of the reverse repurchase borrowings. Our termed repurchase agreements generally have maturities ranging from one to twelve months.

Loan Origination Segment

Our loan origination business originates the securitized loans in which we invest as well as additional loans that we sell, typically at a gain. We are one of the nation's largest home mortgage lenders; National Mortgage News ranked the Company as the nation's 11th largest residential mortgage lender for the fourth quarter of 2005. During 2005, we made loans to approximately 164,000 borrowers and our total originations were approximately $45.3 billion. Our loan origination business is the generator of a significant portion of our assets and the source of our gain on sale revenue. It also is the source of many of the customers whose loans are being serviced by us.

Our originations are sourced through our own sales force of approximately 2,373 loan officers and account executives, as well as through mortgage brokers and loan correspondents. As of December 31, 2005, we conducted our lending through over 600 retail and wholesale loan production offices located in 45 states and the District of Columbia. During 2005, our origination business obtained approximately 54% of our originations from mortgage brokers through our wholesale loan production offices and 45% of our originations through our retail loan production offices and Internet call center, while 1% of our originations were purchased from correspondents. Of the $45.3 billion aggregate principal amount of loans we made during 2005, 53% were to fund home purchases while 47% were to fund refinancings.

We offer a broad array of mortgage products and primarily make loans to borrowers with good credit profiles. The weighted-average FICO score for our $45.3 billion of total originations in 2005 was 717. All of the loans we made in 2005 were secured by one- to four-family dwellings.

Our origination business seeks to utilize a combination of skilled loan officers, advanced technology, a broad product line and a high level of customer service to successfully compete in the marketplace. Once a consumer applies for a loan, our mortgage banking operation processes and underwrites the consumer's application and we fund the consumer's loan by drawing on a warehouse line of credit. These loans are then typically either sold, securitized with the resulting mortgage-backed securities being sold, or held by us as a long-term investment.

Our loan origination business has rapidly grown its market share and scale since we became a public company in 1999. The aggregate principal amount of our total loan originations was approximately $45.3 billion in 2005, compared to $23.1 billion in 2004, $21.7 billion in 2003, $12.2 billion in 2002 and $7.8 billion in 2001. Based on Freddie Mac's Office of the Chief Economist Economic and Housing Market Outlook estimates of the total industry originations, our national market share was 0.56% in 2003, 0.79% in 2004 and 1.60% in 2005. We believe our growth has made our mortgage banking operation more profitable and more effective at serving our customers. Specifically, growth in originations has lowered the per-loan cost of our centralized support operations and, consequently, our overall per-loan cost of origination. Our growth has also given us a relatively large presence in the secondary mortgage market, and, as a result, has improved our ability to execute loan sales to third-party purchasers. In addition, our size has enabled us to negotiate better terms with warehouse lenders and credit enhancers such as Fannie Mae and Freddie Mac. Finally, our size has made it possible for us to profitably enter businesses ancillary to mortgage lending, such as mortgage reinsurance, title brokerage and vendor management.

We have grown our mortgage origination business both through the acquisition of smaller mortgage origination companies and through organic growth. In each of our acquisitions, we have generally retained and grown the acquired company's loan production offices while substantially eliminating their centralized support operations and associated costs. These acquisitions have significantly increased our origination capability. Our strategy is to continue to opportunistically seek acquisitions to grow our loan origination business. Growth in our business with mortgage brokers has resulted from adding additional branches and account executives in our wholesale channel and increasing the depth of our mortgage broker support capabilities.

Our newly originated loans held pending sale or securitization were $2.2 billion as of December 31, 2005. These loans are financed through our commercial paper program and through borrowings from banks and securities dealers. The interest rate risk posed by our agency-eligible conforming loans and most of our non-conforming loans is hedged through forward sales, interest rate swaps or interest rate caps.

Mortgage Products

We offer a broad and competitive range of mortgage products that aim to meet the mortgage needs of primarily high-credit-quality borrowers. Our product line includes ARMs, conventional conforming fixed rate loans, alternate "A" loans, jumbo fixed rate loans, home equity or second mortgage loans, government fixed rate loans, non-prime loans, construction loans and bridge loans.

The following table summarizes information with respect to the most significant categories of mortgage loans we originated for the years ended December 31, 2005 and 2004:

                            LOAN ORIGINATION SUMMARY

                                                                                                            % of Total
              Loan Type                       Number of Loans                Loan Originations           Dollar Originations
--------------------------------------- ----------------------------- ------------------------------ -----------------------------
                                          Year Ended December 31,        Year Ended December 31,       Year Ended December 31,
                                        ----------------------------- ------------------------------ -----------------------------
(Dollars in millions)                        2005           2004           2005            2004           2005           2004
--------------------------------------- -------------- -------------- --------------  -------------- -------------  --------------
Adjustable rate mortgages                     62,516        34,023     $   19,072.0    $    8,466.9         42.1%          36.7%
Conventional conforming fixed rate            67,801        43,295         12,281.1         7,147.5         27.1           31.0
Alternate "A"                                 27,541        16,102          5,239.6         3,091.2         11.6           13.4
Jumbo fixed rate                               6,932         3,953          3,657.2         1,704.1          8.1            7.4
Home equity/Second                            55,369        19,927          3,362.5         1,025.7          7.4            4.5
Government fixed rate                         10,592         8,840          1,440.6         1,162.7          3.2            5.0
Non-prime                                        617         3,044            134.0           465.9          0.3            2.0
Construction                                     175             7            111.0             1.3          0.2              -
Bridge                                             -            19                -             3.8            -              -
                                        -------------- -------------- --------------  -------------- -------------  --------------
Loan originations                            231,543       129,210     $   45,298.0    $   23,069.1        100.0%         100.0%
                                        ============== ============== ==============  ============== =============  ==============


Adjustable Rate Mortgages. The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds of savings and loan associations, or another widely published rate, such as LIBOR. The period between the rate changes is called an adjustment period and may change every month to one year. We also offer ARMs with a fixed period of three years, five years or ten years. Some of our ARMs may include interest rate caps, which limit the interest rate increase for each adjustment period.

Conventional Conforming Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Fannie Mae or Freddie Mac. This product is limited to high-quality borrowers with good credit records and involves adequate down payments or mortgage insurance.

Alternate "A" Loans. Alternate "A" mortgage loans consist primarily of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Fannie Mae or Freddie Mac guidelines, but have loan characteristics that make them non-conforming under these guidelines. From a credit risk standpoint, alternate "A" loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan to value ratio or limited income or asset verification.

Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac, (which limits were $359,650, for single-family, one-unit mortgage loans in the continental United States originated during the year ended December 31, 2005. The current Fannie Mae and Freddie Mac loan limit is $417,000). We offer jumbo loans with creative financing features, such as the pledging of security portfolios. Our jumbo loan program is geared to the more financially sophisticated borrower.

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

Government Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by the Federal Housing Authority ("FHA") or the Veterans Administration ("VA"). These loans may qualify for insurance from the FHA or guarantees from the VA. We have been designated by the U.S. Department of Housing and Urban Development ("HUD") as a direct endorser of loans insured by the FHA and as an automatic endorser of loans partially guaranteed by the VA, allowing us to offer FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower creditworthiness, property value and property condition.

Non-Prime Mortgage Loans. Non-prime mortgage loans focus on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non-prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for prime loans. When we originate mortgage loans of borrowers with higher credit risk, we offset this risk with higher interest rates than would be charged for our conventional and government loans. Offering this category of mortgage loans on a limited basis allows us to provide loan products to borrowers with a variety of credit profiles.

Construction Loans. We offer a variety of construction loans for owner-occupied, single-family residences. These loans are available on a rollover basis, meaning that the borrower can secure funding for the land purchase and construction of the home, then roll the financing over into a permanent mortgage loan. During the construction period, interest-only payments are made. Withdrawals during the construction period, to cover the costs associated with each stage of completion, are usually made in five to ten disbursements.

Bridge Loans. The bridge loans that we make are short-term loans and may be used in conjunction with our other loan products. Bridge loans provide a means for a borrower to obtain cash based on the equity of a current home that is on the market but not yet sold and to use that cash to purchase a new home.

Loan Underwriting

Our primary goal in making a decision whether to extend a loan is whether that loan conforms to the expectations and underwriting standards of the secondary mortgage market. Typically, these standards focus on a potential borrower's credit history (often as summarized by credit scores), income and stability of income, liquid assets and net worth and the value and the condition of the property securing the loan. Whenever possible, we use "artificial intelligence" underwriting systems to determine whether a particular loan meets those standards and expectations. In those cases where artificial intelligence is not available, we rely on our credit officer staff to make the determination.

Quality Control

We perform monthly quality control testing on a statistical sample of the loans we originate. The quality control testing includes checks on the accuracy of the borrower's income and assets and the credit report used to make the loan, reviews whether the loan buyer's underwriting standards were properly applied and examines whether the loan complies with government regulations. Quality control findings are summarized in monthly reports that we use to identify areas that need corrective action or could use improvement. To date, those reports have not identified any material quality control concerns, although there can be no assurances that we will not experience material quality control concerns in the future.

Sale of Loans and Servicing Rights

With respect to mortgage loans that we originate but do not securitize, we typically seek to sell those loans within 45 days of origination. We sell those loans to Fannie Mae, Freddie Mac, large national banks, thrifts and smaller banks, securities dealers, real estate investment trusts and other institutional loan buyers. We also swap loans with Fannie Mae and Freddie Mac in exchange for mortgage-backed securities, which we then sell.

Typically, we sell loans with limited recourse. By doing so, with some exceptions, we reduce our exposure to default risk at the time we sell the loan, except that we may be required to repurchase the loan if it breaches the representations or warranties that we make in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

We sell the loans to investors pursuant to written agreements that establish an ongoing sale program under which those investors stand ready to purchase loans so long as the loans we offer for sale satisfy the investors' underwriting standards.

In 2005, the three institutions that bought the most loans from us were Countrywide Financial Corporation, Wells Fargo Bank, N.A. and Credit Suisse Group, which accounted for 24%, 21% and 6%, respectively, of our total loan sales.

With respect to mortgage loans that we originate but do not securitize, we generally sell the mortgage servicing rights ("MSRs") to those loans at the time we sell those loans. The prices at which we are able to sell our MSRs vary over time and may be materially adversely affected by a number of factors, including, for example, the general supply of, and demand for, MSRs and changes in interest rates. From time to time, we retain the servicing rights on a portion of our loan originations. When we retain servicing rights, we earn an annual servicing fee.

On December 31, 2005, the carrying value of our MSRs was $319.7 million. The MSRs are financed by borrowings from a bank syndicate, and are not hedged due to their counter-cyclicality with our mortgage origination business and their relatively small size.

Loan Servicing Segment

On December 31, 2005, our servicing business, conducted through AHM Servicing, serviced the home mortgage loans of approximately 144,000 borrowers. Loans are serviced primarily for the trusts of our securitizations and for Fannie Mae, Ginnie Mae and other third-party purchasers of our loans. We have been rated a "Select Servicer" for both first and second lien products by Standard & Poor's, and "RPS3" for our prime, alternate-A and home equity products by Fitch.

Our servicing business enables us to retain an ongoing business relationship with our borrowers, which we believe makes it more likely that we will earn those borrowers' business when they need a new loan or wish to refinance an existing loan. Our servicing business collects mortgage payments, administers tax and insurance escrows, responds to borrower inquiries and enables us to maintain control over our collection and default mitigation processes and, we believe, to better manage the credit performance of borrowers. Our loan servicing business also provides us with a countercyclical source of revenue and a stable cash flow, as net income from servicing activities generally tends to increase during periods of rising interest rates when revenue from originations generally tends to diminish.

As of December 31, 2005, AHM Servicing serviced approximately 158,000 loans with an aggregate principal amount of approximately $30.7 billion. The average annual servicing fee on our servicing portfolio as of December 31, 2005, was 0.330% of the principal amount of each loan we service. We expect our servicing business to grow as we increase our portfolio of self-originated mortgage loans and mortgage-backed securities.

The following table sets forth certain information regarding our servicing portfolio of single-family mortgage loans serviced for others for the years ended December 31, 2005 and 2004:

LOANS SERVICED FOR OTHERS                             Year Ended December 31,
                                                   -----------------------------
(In millions)                                          2005             2004
                                                   ------------    -------------
Composition at end of year:
Conventional mortgage loans                        $   24,347.7    $   10,926.8
FHA-insured mortgage loans                                553.1           823.1
VA-guaranteed mortgage loans                              143.9           205.7
                                                   ------------    ------------
Loans serviced for others at end of year           $   25,044.7    $   11,955.6
                                                   ============    ============

Loans serviced for others at beginning of year     $   11,955.6    $    8,272.3
Loans sold or securitized with servicing retained      19,806.9         6,981.1
Prepayments and foreclosures                           (6,300.5)       (2,649.1)
Amortization of principal                                (417.3)         (648.7)
                                                   ------------    ------------
Loans serviced for others at end of year           $   25,044.7    $   11,955.6
                                                   ============    ============

Delinquent mortgage loans and
pending foreclosures at end of year
30 days                                            $       99.1    $      201.9
60 days                                                    19.2            42.4
90 days                                                    40.5            51.5
                                                   ------------    ------------
Total delinquencies                                $      158.8    $      295.8
                                                   ============    ============
Foreclosures pending                               $      148.3    $       44.6
                                                   ============    ============

At December 31, 2005, our servicing portfolio of single-family mortgage loans serviced for others was stratified by interest rate as follows:

 (Dollars in millions)                              December 31, 2005
                       ----------------------------------------------------------------------------------
      Interest             Principal           Percent of        Weighted Average           Mortgage
        Rate                Balance          Total Principal     Maturity (Years)       Servicing Rights
---------------------- ------------------  ------------------- ----------------------  ------------------
Under 6%                $      16,298.8                 65.1%                 28.2       $         205.0
6.00-6.99%                      6,257.5                 25.0%                 28.3                  85.3
7.00-7.99%                      2,133.9                  8.5%                 27.5                  26.7
8% and over                       354.5                  1.4%                 24.8                   3.8
                        ---------------      ---------------       ---------------       ---------------
                        $      25,044.7                100.0%                 28.1       $         320.8
                        ===============      ===============                             ===============


The weighted-average interest rate of the single-family mortgage loans serviced for others as of December 31, 2005 was 5.79%. As of December 31, 2005, 73% of loans serviced for others bore interest at adjustable rates and 27% bore interest at fixed rates. The weighted average net service fee of our loans serviced for others was 0.330% as of December 31, 2005. The weighted-average interest rate of our fixed-rate loans serviced for others was 6.39% as of December 31, 2005.

Financial Information About Industry Segments

We primarily conduct our business in three principal segments: mortgage holdings, loan origination and loan servicing. The business conducted by each segment is described above under "Description of Our Business." Additional financial information regarding our business segments as of December 31, 2005, December 31, 2004, and December 31, 2003, and for the years ended

December 31, 2005, December 31, 2004, and December 31, 2003, is set forth in
Note 23 to Consolidated Financial Statements, entitled "Segments and Related Information," and is incorporated herein by reference.

Hedging Activities

We hedge interest rate risk and price volatility on our mortgage loan interest rate lock commitments and mortgage loans during the time we commit to acquire or originate mortgages at a pre-determined rate until the time we sell or securitize mortgages. We also hedge interest rate risk associated with funding our portfolio of mortgage loans and mortgage-backed securities. To mitigate interest rate and price volatility risks, we may enter into certain hedging transactions. The nature and quantity of our hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage acquisitions and originations.

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

The Company's loan servicing system, LSAMS ("Loan Servicing and Accounting Management System"), manages most aspects of the loan servicing function, from loan funding to its ultimate payoff or disposition. The Company has developed enhancements and ancillary systems to further automate this function. Efficiencies have been gained through the use of Interactive Voice Response units that allow customers to ask questions and receive answers 24 hours a day. The Company also utilizes skill set routing along with CTI ("Computer-Telephone Integration") to speed the work of customer service agents. The Company's customers are able to utilize the Internet to check on current account information as well as to make monthly payments. DRI, a default management system, has been implemented to streamline and provide timeline management of the loss mitigation, foreclosure process, track bankruptcies, expedite foreclosure claims processing and dispose of real estate owned ("REO") property. The Company's loan servicing system is scalable well beyond its current workload.

Seasonality

Seasonality affects the Company's loan origination and loan servicing segments, as loan originations and payoffs are typically at their lowest levels during the first and fourth quarters due to a reduced level of home buying activity during the winter months. Loan originations and payoffs generally increase during the warmer months, beginning in March and continuing through October. As a result, the Company may experience higher earnings in the second and third quarters and lower earnings in the first and fourth quarters from its loan origination segment. Conversely, we may experience lower earnings in the second and third quarters and higher earnings in the first and fourth quarters from our loan servicing segment.

Competition

We face intense competition from mortgage REITs, commercial banks, savings and loan associations and other finance and mortgage banking companies, as well as from Internet-based lending companies and other lenders participating on the Internet. Entry barriers in the mortgage industry are relatively low and increased competition is likely. As we seek to expand our business, we will face a greater number of competitors, many of whom will be well established in the markets that we seek to penetrate. Many of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do. In addition, competition may lower the interest rates we are able to charge borrowers, thereby potentially lowering the amount of revenue we earn either upon selling our loans, or the amount of interest we earn upon retaining our loans. Increased competition also may reduce the volume of our loan originations and loan sales.

Employees

We recruit, hire and retain individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2005, we employed 6,544 employees.

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

In reading this annual report on Form 10-K and the tax disclosure set forth above, please note that the Company is combined with all of its subsidiaries for financial accounting purposes. For federal income tax purposes, only AHM Investment and AHM Acceptance (and their assets and income) constitute the REIT, and the Company's remaining subsidiaries constitute a separate consolidated group subject to regular corporate income taxes.

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

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company's business. The Company's business, financial condition or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect its business, financial condition or results of operations.

Risks Related to Our Business

We have a limited operating history with respect to our portfolio strategy.

Prior to December of 2003, our business consisted primarily of the origination and sale of mortgage loans. Since then, our business's financial results have also been founded on a leveraged portfolio of mortgage assets held for net interest income. If we are unsuccessful in managing the risks inherent in our portfolio, we may expect income shortfalls, significant losses and significant losses in the value of our holdings.

An interruption or reduction in the securitization market would harm our financial position.

We are dependent on the securitization market for both the sale and financing of a substantial portion of the loans we originate or purchase. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, in the event of poor performance of our previously securitized loans, our access to the securitization market could be harmed. Accordingly, a decline in the securitization market or a change in the market's demand for our loans could harm our results of operations, financial condition and business prospects.

Our results from holding mortgage assets may be harmed by changes in the level of interest rates, changes to the difference between short- and longer-term interest rates, changes to the difference between interest rates for mortgage assets compared to other debt instruments, and an absence of or reduction in the availability, at favorable terms, of repurchase financing and other liquidity sources typically utilized by mortgage REITs.

The value of, and return from, the mortgage-backed securities we hold may be volatile and will be affected by changes in the marketplace for mortgage-backed securities and debt securities in general, as well as market interest rates. The impact of changes in the marketplace for mortgage-backed securities and debt securities on our results will be magnified because our mortgage-backed securities holdings are highly leveraged. Additionally, much of the financing we use to hold our mortgage-backed securities is cancelable by our lenders on short notice. If our lenders cease to provide financing to us on favorable terms, we would be forced to liquidate some or all of our mortgage-backed securities, possibly at a substantial loss.

Our business requires a significant amount of cash, and if it is not available, our business and financial performance will be significantly harmed.

We require substantial cash to fund our loan originations, to pay our loan origination expenses, to hold our loans pending securitization or sale and to fund our portfolio of mortgage-backed securities. We also need cash to meet our working capital, REIT dividend distribution requirements and other needs. Cash could be required to meet margin calls under the terms of our borrowings in the event that there is a decline in the market value of our loans that collateralize our debt, if the terms of our debt become less attractive or for other reasons.

In addition, if our income as calculated for federal income tax purposes exceeds our cash flow from operations, we could be forced to borrow or raise capital on unfavorable terms in order to make the distributions to avoid federal income tax and maintain our REIT status.

      We expect that our primary sources of cash will consist of:

      o our repurchase facilities, warehouse lines of credit, mortgage servicing credit facilities and our commercial paper program;
      o     the net interest income we earn on our mortgage asset holdings;
      o     the income we earn from originating and selling mortgage loans; and
      o     the income we earn from servicing mortgage loans.

Pending sale or securitization of a pool of mortgage loans, we will originate mortgage loans that we finance through borrowings from our warehouse lines of credit and commercial paper program. It is possible that our warehouse lenders could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans. In addition, if the regulatory capital requirements imposed on our lenders change, our lenders may be required to increase significantly the cost of the lines of credit that they provide to us.

As of December 31, 2005, we financed loans through seven warehouse lines of credit. Each of these facilities is cancelable by the lender for cause at any time. As of December 31, 2005, the aggregate balance outstanding under these facilities was approximately $3.5 billion. Three of these facilities are subject to periodic renewal and four have no expiration date. We cannot provide any assurances that we will be able to extend these existing facilities on favorable terms, or at all. If we are not able to renew any of these credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may not be able to originate new loans or continue to fund our operations, which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

In connection with those loans we securitize other than through guaranteed performance swaps and similar transactions with Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Banks, we plan to provide credit enhancement for a portion of the securities that we sell, called "senior securities," to improve the price at which we sell them. Our current expectation is that this credit enhancement for the senior securities will be primarily in the form of either designating another portion of the securities we issue as "subordinate securities" (on which the credit risk from the loans is concentrated), paying for financial guaranty insurance policies for the loans, or both. If we use financial guaranty insurance policies, and the expense of these insurance policies increases, the net interest income we receive will be reduced. While we plan to use credit enhancement features in the future, these features may not be available at costs that would allow us to achieve the desired level of net interest income from the securitizations that we anticipate being able to achieve.

We may not be able to achieve our optimal leverage.

We use leverage as a strategy to increase the return to our investors. However, we may not be able to achieve our desired leverage for various reasons, including, but not limited to, the following:

      o     we determine that the leverage would expose us to excessive risk;
      o     our lenders do not make funding available to us on acceptable terms;
            or
      o our lenders require that we provide additional collateral to cover our borrowings.

Our use of repurchase facilities to borrow funds may be limited or curtailed in the event of disruptions in the repurchase market.

We rely upon repurchase facilities in order to finance our portfolio of mortgage-backed securities. Our repurchase facilities are dependent on our counterparties' ability to resell our obligations to third-party purchasers. There have been in the past, and in the future there may be, disruptions in the repurchase market. If there is a disruption of the repurchase market generally, or if one of our counterparties is itself unable to access the repurchase market, our access to this source of liquidity could be adversely affected.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or a lender files for bankruptcy.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that a lender files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

Our efforts to match fund our mortgage-backed securities with our borrowings may not be effective to protect against losses due to movements in interest rates.

The interest rates on our borrowings generally adjust more frequently than the interest rates on our ARM mortgage-backed securities. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our ARM mortgage-backed securities.

Although we attempt to limit our exposure to changing interest rates by matching as closely as possible the duration of our liabilities and hedges with the duration of our mortgage loan holdings, our liabilities, hedges and assets could react differently than we expect in response to changes in interest rates, which would cause us to suffer significant losses. Matched funding is difficult, if not impossible, to achieve, and there can be no assurances that our efforts to match fund will protect us against losses.

Our credit facilities contain covenants that restrict our operations and any default under our credit facilities would have a material adverse effect on our financial condition.

Our existing warehouse and repurchase facilities and commercial paper program contain restrictions and covenants and require us to maintain or satisfy specified financial ratios and tests, including maintenance of asset quality and portfolio performance tests. Failure to meet or satisfy any of these covenants, financial ratios or financial tests could result in an event of default under these agreements. These agreements are typically recourse borrowing facilities that are secured by specific mortgage loans pledged under those agreements. The agreements also contain cross-default provisions, so that if an event of default occurs under any agreement, the lenders could elect to declare all amounts outstanding under all of our agreements to be immediately due and payable, enforce their interests against collateral pledged under the agreements and, in certain circumstances, restrict our ability to make additional borrowings.

      Our warehouse and repurchase facilities contain additional restrictions and covenants that may:

      o     restrict the ability of our TRSs to make distributions to us;
      o     restrict our ability to make certain investments or acquisitions;
            and
      o     restrict our ability to engage in certain mergers or consolidations.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our credit facilities are subject to margin calls based on the lender's opinion of the value of our loan collateral. An unanticipated large margin call could harm our liquidity.

The amount of financing we receive under our credit facilities depends in large part on the lender's valuation of the mortgage loans that secure the financings. Each such facility provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings. Any such margin call could harm our liquidity, results of operations, financial condition and business prospects.

If warehouse lenders and securitization underwriters face exposure stemming from legal violations committed by the companies to whom they provide financing or underwriting services, this could increase our borrowing costs and harm the market for whole loans and mortgage-backed securities.

In June of 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held the bank liable for 10% of the plaintiff's damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by the bank's mortgage lender customer. If other courts or regulators adopt this theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending or reduce the prices they pay for whole loans in order to build in the costs of this potential litigation. This could, in turn, harm our results of operations, financial condition and business prospects.

If the prepayment rates for our mortgage assets are higher than expected, our results of operations may be significantly harmed.

The rate and timing of unscheduled payments and collections of principal on our loans is impossible to predict accurately and will be affected by a variety of factors including, without limitation, the level of prevailing interest rates, the availability of lender credit and other economic, demographic, geographic, tax and legal factors. In general, however, if prevailing interest rates fall significantly below the interest rate on a loan, the borrower is more likely to prepay the then higher-rate loan than if prevailing rates remain at or above the interest rate on the loan. Unscheduled principal prepayments could adversely affect our results of operations to the extent we are unable to reinvest the funds we receive at an equivalent or higher yield rate, if at all. In addition, a large amount of prepayments, especially prepayments on loans with interest rates that are high relative to the rest of the asset pool, will likely decrease the net interest income we receive.

We may suffer credit losses with respect to, and be required to repurchase, loans that we originate and sell, regardless of credit enhancements that we purchase.

Although we typically purchase credit enhancements from Fannie Mae and Freddie Mac with respect to the agency-eligible ARM loans that we originate and sell, we may nevertheless suffer credit losses with respect to these loans if we do not originate the loans correctly. We also may be required to repurchase the loans under these circumstances. In addition, we may suffer credit losses on non-agency eligible securities to the extent that they do not have, or have only limited, credit enhancements. Credit enhancements will not protect us from such credit losses or repurchase obligations.

Our hedging strategy may adversely affect our borrowing cost and expose us to other risks.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Currently, we intend to primarily use term reverse repurchase agreements and interest rate swap agreements to manage the interest rate risk of our portfolio of mortgage assets. However, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate us from risks associated with such fluctuations. Our hedging activities may not effectively hedge against adverse interest rate movement.

The results from our mortgage origination business will be harmed by rising interest rates.

Rising interest rates have substantially reduced the number of potential customers that can achieve a lower interest rate from refinancing, and to a lesser extent the number of potential customers that can afford to buy homes, and consequently are substantially reducing the amount of loans originated by our loan origination business and the revenue therefrom. In addition, rising interest rates are likely to reduce the margins achieved by our loan origination business. While rising interest rates generally will have a beneficial impact on our mortgage servicing business, the negative impact from rising interest rates on our mortgage origination business generally has been greater than the offsetting beneficial impact, and consequently, in a period of rising interest rates, our earnings are projected to decline.

The results from our mortgage servicing business will be harmed by falling interest rates.

AHM Holdings historically has suffered losses from its mortgage servicing business. If interest rates remain low enough to cause a large number of borrowers whose loans are being serviced by our servicing business to refinance, we will experience high amortization and possibly continued impairment of our servicing assets, and would likely experience a loss from our mortgage servicing business.

An increase in interest rates could reduce the value of our loan inventory and commitments and our hedging strategy may not protect us from interest rate risk and may lead to losses.

The value of our loan inventory will be based, in part, on market interest rates. Accordingly, we may experience losses on loan sales if interest rates change rapidly or unexpectedly. If interest rates rise after we fix a price for a loan or commitment but before we close and sell such loan, the value of the loan will decrease. If the amount we receive from selling the loan is less than our cost of originating the loan, we may incur net losses, and our business and operating results could be harmed. While we will use hedging and other strategies to minimize our exposure to interest rate risks, no hedging or other strategy can completely protect us. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategy and the hedges that we make may not adequately offset the risks of interest rate volatility and our hedges may result in losses.

We may fail to generate expected returns on our mortgage-related assets because of interest rate caps associated with adjustable-rate mortgages.

ARM assets are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the interest yield of an ARM asset may change during any given period. However, our borrowing costs will not be subject to similar restrictions. Hence, in a period of rising interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our ARM assets would generally be limited by caps. This could result in the receipt of less cash income on our ARM assets than needed in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from the misrepresentation.

We have controls and processes designed to help us identify misrepresented information in our loan origination operations, but, we may not detect all misrepresented information in our loan originations.

A material difference between the assumptions used in the determination of the value of our residual interests and our actual experience could harm our financial position.

As of December 31, 2005, the value on our balance sheet of our residual interests from securitization transactions was $276.0 million. The value of these residuals is a function of the forecasted delinquency, loss, prepayment speed and discount rate assumptions we use. It is extremely difficult to validate the assumptions we use in valuing our residual interests. In the future, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects could be harmed.

We depend upon distributions from our operating subsidiaries to fund our operations and may be subordinate to the rights of their existing and future creditors.

We conduct substantially all of our operations through our subsidiaries. Without independent means of generating operating revenue, we depend on distributions and other payments from the subsidiaries to make distributions to our stockholders. Our subsidiaries must first satisfy their cash needs, which may include salaries of our executive officers, insurance, professional fees and service of indebtedness that may be outstanding at various times before making distributions. Financial covenants under future credit agreements, or provisions of the laws of Maryland, where we and our principal operating QRS are organized, or Delaware or New York, where our other operating subsidiaries are organized, may limit our subsidiaries' ability to make sufficient dividend, distribution or other payments to permit us to make distributions to stockholders.

By virtue of our holding company status, our Series A Preferred Stock and Series B Preferred Stock are structurally junior in right of payment to all existing and future liabilities of our subsidiaries. The inability of our operating subsidiaries to make distributions to us could have a material adverse effect on our results of operations, financial condition and business.

Our financial results fluctuate as a result of seasonality and other factors, including the demand for mortgage loans, which makes it difficult to predict our future performance.

Our business is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which typically peak during the spring and summer seasons. AHM Holdings' quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry. Further, if the sale of a loan is postponed, the recognition of income from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be harmed. Unanticipated delays could also increase our exposure to interest rate fluctuations by lengthening the period during which our variable rate borrowings under credit facilities are outstanding. If our results of operations do not meet the expectations of our stockholders and securities analysts, then the price of our securities may be harmed.

We may not be able to manage our growth efficiently, which may harm our results and may, in turn, harm the market price of our securities and our ability to distribute dividends.

Over the last several years, AHM Holdings experienced significant growth in its business activities and in the number of its employees. We will seek continued growth through both acquisitions and internal growth. AHM Holdings' growth has required, and our growth will continue to require, increased investment in management and professionals, personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth.

We face risks in connection with any completed or potential acquisition, which could have a material adverse impact on our growth or our operations.

AHM Holdings has completed multiple acquisitions over the past few years, and we from time to time will continue to consider additional strategic acquisitions of mortgage lenders and other mortgage banking and finance-related companies. Upon completion of an acquisition, we are faced with the challenges of integrating the operations, services, products, personnel and systems of acquired companies into our business, identifying and eliminating duplicated efforts and systems and incorporating different corporate strategies, addressing unanticipated legal liabilities and other contingencies, all of which divert management's attention from ongoing business operations. Any acquisition we make may also result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets. We may not be successful in integrating any acquired business effectively into the operations of our business. In addition, there is substantial competition for acquisition opportunities in the mortgage industry. This competition could result in an increase in the price of, and a decrease in the number of, attractive acquisition candidates. As a result, we may not be able to successfully acquire attractive candidates on terms we deem acceptable. We may not be able to overcome the risks associated with acquisitions and such risks may adversely affect our growth and results of operations.

We face intense competition that could harm our market share and our revenues.

We face intense competition from commercial banks, savings and loan associations and other finance and mortgage banking companies, as well as from Internet-based lending companies and other lenders participating on the Internet. Entry barriers in the mortgage industry are relatively low and increased competition is likely. As we seek to expand our business, we will face a greater number of competitors, many of whom will be well established in the markets we seek to penetrate. Many of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do. We may not be able to effectively compete against them or any future competitors.

In addition, competition may lower the rates we are able to charge borrowers, thereby potentially lowering the amount of income on future loan sales and sales of servicing rights. Increased competition also may reduce the volume of our loan originations and loan sales. We may not be able to compete successfully in this evolving market.

The success and growth of our business will depend on our ability to adapt to technological changes.

Our mortgage origination business is currently dependent on our ability to effectively interface with our customers and efficiently process loan applications and closings. The origination process is becoming more dependent on technology advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer expected conveniences. As these requirements increase in the future, we will have to remain competitive with new technology and such advances may require significant capital expenditures.

An interruption in or breach of our information systems may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We are required to comply with significant federal and state regulations with respect to the handling of customer information, and a failure, interruption or breach of our information systems could result in regulatory action and litigation against us. Failures or interruptions may occur and they may not be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could harm our results of operations, financial condition and business prospects.

We face intense competition for personnel that could harm our business and in turn negatively affect the market price of our securities and our ability to distribute dividends.

Generally, our business is dependent on the highly skilled, and often highly specialized, individuals we employ. Our failure to recruit and retain qualified employees, including employees qualified to manage a portfolio of structured products or mortgage-backed securities, could harm our future operating results and may, in turn, negatively affect the market price of our securities and our ability to pay dividends.

Specifically, we depend on our loan originators to generate customers by, among other things, developing relationships with consumers, real estate agents and brokers, builders, corporations and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. In addition, our growth strategy contemplates hiring additional loan originators. The market for such persons is highly competitive and historically has experienced a high rate of turnover. Competition for qualified loan originators may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract or retain a sufficient number of skilled loan originators, or even if we can retain them but at higher costs, our business and results of operations could be harmed.

The conduct of the independent brokers through whom we originate our wholesale loans could subject us to fines or other penalties.

The mortgage brokers through whom we originate wholesale loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies increasingly have sought to impose such liability. Recently, for example, the United States Federal Trade Commission (the "FTC") entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender; the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Department of Justice in the past has sought to hold mortgage lenders responsible for the pricing practices of mortgage brokers, alleging that the mortgage lender is directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. We exercise little or no control over the activities of the independent mortgage brokers from whom we obtain our wholesale loans. Nevertheless, we may be subject to claims for fines or other penalties based upon the conduct of our independent mortgage brokers.

We depend on brokers for a substantial portion of our loan production.

We depend on brokers as the source of the majority of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with the same brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we may not be successful in maintaining our existing relationships or expanding our broker networks. The failure to do so could negatively impact the volume and pricing of our loans, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

The loss of key purchasers of our loans or a reduction in prices paid could harm our financial condition.

In 2005, 51% of the loans that we sold were to three large national financial institutions, two of which compete with us directly for retail originations. If these financial institutions or any other significant purchaser of our loans cease to buy our loans and equivalent purchasers cannot be found on a timely basis, then our business and results of operations could be harmed. Our results of operations could also be harmed if these financial institutions or other purchasers lower the price they pay to us or adversely change the material terms of their loan purchases from us. The prices at which we sell our loans vary over time. A number of factors determine the price we receive for our loans. These factors include:

      o     the number of institutions that are willing to buy our loans;
      o     the amount of comparable loans available for sale;
      o     the levels of prepayments of, or defaults on, loans;
      o     the types and volume of loans that we sell;
      o     the level and volatility of interest rates; and
      o     the quality of our loans.

We may be required to return proceeds obtained from the sale of loans, which would negatively impact our results of operations.

When we sell a loan to an investor, we are required to make representations and warranties regarding the loan, the borrower and the property. These representations are made based in part on our due diligence and related information provided to us by the borrower and others. If any of these representations or warranties is later determined not to be true, we may be required to repurchase the loan, including principal and interest, from the investor and/or indemnify the investor for any damages or losses caused by the breach of such representation or warranty. In connection with some non-prime loan sales, we may be required to return a portion of the premium paid by the investor if the loan is prepaid within the first year after its sale. If, to any significant extent, we are required to repurchase loans, indemnify investors or return loan premiums, it could have a material adverse effect on our business and results of operations.

Changes in existing government sponsored and federal mortgage programs could negatively affect our mortgage banking business.

Our ability to generate revenue through mortgage sales to institutional investors largely depends on programs sponsored by Fannie Mae, Freddie Mac, Ginnie Mae and others which facilitate the issuance of mortgage-backed securities in the secondary market. A portion of our business also depends on various programs of the Federal Housing Administration (FHA) and the Veterans Administration (VA). Any discontinuation of, or significant reduction in, the operation of those programs could have a material adverse effect on our mortgage banking business and results of operations. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these entities would reduce our revenues.

We must comply with numerous government regulations and we are subject to changes in law that could increase our costs and adversely affect our business.

Our mortgage banking business is subject to the laws, rules and regulations of various federal, state and local government agencies regarding the origination, processing, underwriting, sale and servicing of mortgage loans. These laws, rules and regulations, among other things, limit the interest rates, finance charges and other fees we may charge, require us to make extensive disclosure, prohibit discrimination and impose qualification and licensing obligations on us. They also impose on us various reporting and net worth requirements. We also are subject to inspection by these government agencies. Our mortgage banking business is also subject to laws, rules and regulations regarding the disclosure of non-public information about our customers to non-affiliated third parties. Our failure to comply with any of these requirements could lead to, among other things, the loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions.

Regulatory and legal requirements are subject to change. If such requirements change and become more restrictive, it would be more difficult and expensive for us to comply and could affect the way we conduct our business, which could adversely impact our results of operations. While we believe we are currently in material compliance with the laws, rules and regulations to which we are subject, we may not be in full compliance with applicable laws, rules and regulations. If we cannot comply with those laws or regulations, or if new laws limit or eliminate some of the benefits of purchasing a mortgage, our business and results of operations may be materially adversely affected.

As a mortgage lender, we must comply with numerous licensing requirements, and our inability to remain in compliance with such requirements could adversely affect our operations and our reputation generally.

Like other mortgage companies, we must comply with the applicable licensing and other regulatory requirements of each jurisdiction in which we are authorized to lend. These requirements are quite complex and vary from jurisdiction to jurisdiction. We monitor and regularly review our compliance with such requirements. From time to time we are subject to examination by regulators, and if it is determined that we are not in compliance with the applicable requirements, we may be fined, and our license to lend in one or more jurisdictions may be suspended or revoked. We have in the past violated, and we may in the future violate, certain aspects of the licensing requirements in some jurisdictions. Although the past violations of which we are aware have not had a material adverse effect on our business, operations or reputation, future violations or past violations of which we are not aware may have such an effect.

The loss of our relationships with government agencies and related entities would have an adverse effect on our business.

Our agreements with Fannie Mae, Freddie Mac, Ginnie Mae, the FHA and the VA afford us a number of advantages and may be canceled by the counterparty for cause. Cancellation of one or more of these agreements would have a material adverse impact on our operating results and could result in further disqualification with other counterparties, loss of technology and other materially adverse consequences.

We are exposed to environmental liabilities with respect to properties to which we take title, which could increase our costs of doing business and adversely impact our results of operations.

In the course of our business, at various times, we may foreclose and take title (for security purposes) to residential properties and could be subject to environmental liabilities with respect to such properties. To date, we have not been required to perform any environmental investigation or remediation activities, nor have we been subject to any environmental claims relating to these activities. However, this may not remain the case in the future. We may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or remediate hazardous or toxic substances or chemical releases at a property. The costs associated with an environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages and costs resulting from environmental contamination emanating from such property.

Our Board of Directors or management may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business and results of operations and the value of our securities.

Our Board of Directors and, in certain cases, our management, have the authority to modify or waive our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock and it is possible that the effects might be adverse.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent a change in control of our company.

Certain provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of our company. These provisions include the following:

      o Classified Board of Directors. Our Board of Directors is divided into three classes with staggered terms of office of three years each. The classification and staggered terms of office of our directors make it more difficult for a third party to gain control of our Board of Directors. At least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our Board of Directors.
      o Removal of Directors. Under our charter, subject to any rights of one or more classes or series of preferred stock to elect or remove one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.
      o Number of Directors, Board Vacancies, Term of Office. We may, in the future, elect to be subject to certain provisions of Maryland law which vest in the Board of Directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the Board even if the remaining directors do not constitute a quorum. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or our charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholders as would otherwise be the case, and until his or her successor is elected and qualifies.
      o Stockholder Requested Special Meetings. Our bylaws provide that our stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting.
      o Advance Notice Provisions for Stockholder Nominations and Proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.
      o Exclusive Authority of Our Board to Amend the Bylaws. Our bylaws provide that our Board of Directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws. Thus, our stockholders may not effect any changes to our bylaws.
      o Preferred Stock. Under our charter, our Board of Directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders. The issuance of shares of preferred stock could adversely impact the voting power of the holders of common stock and could have the effect of delaying or preventing a change in control or other corporate action.
      o Duties of Directors with Respect to Unsolicited Takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (i) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (ii) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders' rights plan, (iii) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act (to the extent either Act is otherwise applicable), or (iv) act or fail to act solely because of the effect that the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law, the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

      o Ownership Limit. In order to preserve our status as a REIT under the Code, our charter prohibits (with certain exceptions) any single stockholder, or any group of affiliated stockholders, from beneficially owning more than (i) 6.5% of our outstanding common stock, or more than 6.5% of our outstanding common and preferred stock, (ii) more than 9.8% of either the total number or the value of the total number of outstanding shares of the Series A Preferred Stock or (iii) more than 9.8% of either the total number or the value of the total number of outstanding shares of the Series B Preferred Stock, unless and to the extent to which our Board of Directors decides to waive or modify this ownership limit.
      o Maryland Business Combination Act. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our Board of Directors has adopted a resolution exempting the company from this statute. However, our Board of Directors may repeal or modify this resolution in the future, in which case the provisions of the Maryland Business Combination Act will be applicable to business combinations between us and other persons.
      o Maryland Control Share Acquisition Act. Maryland law provides that "control shares"' of a corporation acquired in a "control share acquisition" shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. "Control shares" means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquiror, would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions. If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders' meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders' meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our Board of Directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of ours acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

Loss of Investment Company Act exemption would adversely affect us and negatively affect the market price of shares of our securities and our ability to distribute dividends.

We are not regulated as an investment company under the Investment Company Act of 1940, as amended, and we intend to operate so as to not become regulated as an investment company under the Investment Company Act. We intend to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Specifically, we intend to invest at least 55% of our assets in mortgage loans or mortgage-backed securities that represent the entire ownership in a pool of mortgage loans ownership and at least an additional 25% of our assets in mortgages, mortgage-backed securities, securities of REITs and other real estate-related assets.

If we fail to qualify for an exemption under the Investment Company Act, we may be required to restructure our activities. For example, if the market value of our investments in equity securities were to increase by an amount that resulted in less than 55% of our assets being invested in mortgage loans or mortgage-backed securities that represent the entire ownership in a pool of mortgage loans, we might have to sell equity securities in order to qualify for exemption under the Investment Company Act. In the event we must restructure our activities, our results of operations could be adversely affected.

Risks Relating to Our Status as a REIT

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge mortgage-backed securities and related borrowings. Under these provisions, our annual income from certain qualified hedges, together with any other income not generated from qualified REIT real estate assets, must be less than 25% of our gross income. As a result, we might in the future be required to limit our use of advantageous hedging techniques. Unhedged positions could leave us exposed to greater risks associated with changes in interest rates than we would otherwise bear.

We may fail to qualify as a REIT and be subject to tax.

If we are compelled to sell qualifying REIT assets, or we have insufficient cash flow to originate or purchase qualifying REIT assets, we may have insufficient qualifying REIT assets, in which case we may fail to qualify as a REIT.

To qualify as a REIT, we must satisfy the requirements discussed in Item 1 of this report, "Business--Certain Federal Income Tax Considerations," including the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs at the close of any calendar quarter, subject to certain "cure" periods. We monitor the value of our investment in our TRSs in relation to our other assets to comply with the 20% asset test. We may not be successful in that effort. In certain cases, we may need to borrow from third parties to acquire additional qualifying REIT assets or increase the amount and frequency of dividends from our TRSs in order to comply with the 20% asset test. Moreover, the Internal Revenue Service may disagree with our determinations of value. If the Internal Revenue Service determines that the value of our investment in our TRSs was more than 20% of the value of our total assets at the close of any calendar quarter, we could lose our REIT status.

Our TRSs earn income from activities that are prohibited for REITs and owe income taxes on the taxable income from these activities. For example, our TRSs earn income from loan origination and sales activities, as well as from other origination and servicing functions, which would generally not be qualifying income for purposes of the gross income tests applicable to REITs or might otherwise be subject to adverse tax liability if the income were generated by a REIT.

We may, at some point in the future, borrow funds from one or more of our TRSs. Although any such intercompany borrowings will be structured so as to constitute indebtedness for all tax purposes, the Internal Revenue Service may challenge such arrangements, in which case the borrowing may be characterized as a dividend distribution to us by our TRS. Any such characterization may cause us to fail one or more of the REIT requirements.

Even if we continue to qualify as a REIT, we may nevertheless be subject to taxes (and possibly excise taxes) on undistributed income, net income from certain prohibited transactions (including certain transactions between us and our TRSs), and state and local taxes. Prohibited transactions could include transactions in which loans are sold by our QRS rather than by our TRSs. In addition, in the event that any transactions between us or our QRS and our TRSs are determined not to be on an arm's-length basis, we could be subject to excise taxes on such transactions. We believe that all such transactions are conducted on an arm's-length basis, but the Internal Revenue Service may successfully contest the arm's-length nature of such transactions and we may not otherwise be able to avoid application of excise taxes or other additional taxes. Any such taxes could affect our overall profitability and the amounts of distributions to our stockholders.

Our management has limited experience operating a REIT and our management's past experience may not be sufficient to successfully manage our business as a REIT.

The requirements for qualifying as a REIT are highly technical and complex. We have limited experience as a REIT and our management has limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Code. The REIT provisions are complex and the failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be substantially reduced, and we could incur a loss, which could materially harm our results of operation, financial condition and business prospects.

Risks Related to Our Capital Stock

Various factors may cause the market price of our capital stock to become volatile, which could harm our ability to access the capital markets in the future.

The following factors, many of which are beyond our control, could contribute to the volatility of the price of our capital stock:

      o     all of the risk factors described in this report;
      o     actual or anticipated variations in our quarterly results;
      o     changes in our level of dividend payments;
      o changes in the value of our mortgage holdings and related liabilities;
      o changes in the prospects for, or results from, our mortgage holdings, mortgage origination or mortgage servicing businesses;
      o new products or services offered by us or our subsidiaries and our competitors;

      o our actual results being different from our earnings guidance or other projections;
      o changes in projections of our financial results by securities analysts;
      o general conditions or trends in the mortgage holding, mortgage origination and mortgage servicing businesses;
      o announcements by us of significant acquisitions, strategic relationships, investments or joint ventures;
      o negative changes in the public's perception of the prospects for returns from holding mortgage assets and from the mortgage origination and servicing businesses, which could depress our stock price, regardless of actual results;
      o interest rate fluctuations or general economic conditions, such as inflation or a recession;
      o any obstacles in continuing to qualify as a REIT, including obstacles due to changes in law applicable to REITs;
      o     additions or departures of our key personnel; and
      o     issuing new securities.

This volatility may make it difficult for us to access the capital markets through additional secondary offerings of our common stock and additional preferred stock offerings, regardless of our financial performance, and such difficulty may preclude us from being able to take advantage of certain business opportunities or meet our obligations, which could, in turn, harm our results of operations, financial condition and business prospects.

There may be substantial sales of our common stock after an offering, which would cause a decline in our stock price.

Sales of substantial amounts of our common stock in the public market following an offering of our securities, or the perception that such sales could occur, could have a material adverse effect on the market price of our common stock.

The amount of our dividends may be less than projected.

The amount of any dividend paid by us will depend on a number of factors, including the amount of income generated from our mortgage holdings, the amount of income generated from our mortgage origination and servicing businesses and the amount of such earnings retained by our TRSs to provide for future growth.

Our ability to pay our dividends depends upon the availability of funds and our actual operating results. If funds are not available or our actual operating results are below our expectations, we may need to sell assets or borrow funds to pay these distributions.

Dividends or distributions on shares of our securities may reduce the funds of our company that are legally available for payment of future dividends on any outstanding common or preferred stock. In addition, if we do not generate sufficient cash flow from ongoing operations (including principal payments and interest payments on our mortgage-backed securities) to fund our dividends, we may need to sell mortgage-backed securities or borrow funds by entering into repurchase agreements or otherwise borrowing funds under our lines of credit to pay the distributions. If we were to borrow funds on a regular basis to make distributions in excess of operating cash flow, it is likely that our operating results and our stock price would be adversely affected.

Our Board of Directors may authorize the issuance of additional shares that may cause dilution and may depress the price of our common stock.

Our charter permits our Board of Directors, without stockholder approval, to:

      o authorize the issuance of additional common or preferred stock in connection with future equity offerings, acquisitions of securities or other assets of companies; and
      o classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over our common stock with respect to voting.

The issuance of additional shares of our common stock could be substantially dilutive to our outstanding shares and may depress the price of our common stock.

Due to an exception to the stock ownership limitations applicable to our status as a REIT, our Chief Executive Officer and President holds a significant percentage of our outstanding securities.

Under our charter, the Company's founder, our Chief Executive Officer and President, Michael Strauss, is exempted from the general ownership limitation that applies to holders of our securities in connection with maintaining our status as a REIT and is permitted to beneficially own up to 20% of the value of the total number of our outstanding common and preferred shares of stock. As of December 31, 2005, Mr. Strauss beneficially owned approximately 9.2% of our outstanding common stock. Accordingly, Mr. Strauss has the ability to influence any of our affairs requiring stockholder approval, including, for example, the election and removal of directors, amendments to our charter and approval of significant corporate transactions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices and principal administrative offices occupy approximately 177,000 square feet located at 538 Broadhollow Road, Melville, New York 11747, an office building that we purchased on November 25, 2003.

In addition, we own an office building located at 950 North Elmhurst Road, Mt. Prospect, Illinois 60056, which consists of approximately 35,700 square feet, and which serves as the headquarters for our Eastern Retail Sales Division.

As of December 31, 2005, the Company leased real estate premises at an additional 518 locations in 46 states, ranging in size from 100 to 39,810 square feet with remaining lease terms ranging from one month to six years. The aggregate annual rent for these locations is approximately $28.5 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol "AHM" and began trading on the NYSE on December 4, 2003. Our trading symbol on the NYSE has been "AHM" since June 1, 2004. From December 4, 2003, until June 1, 2004, our common stock traded on the NYSE under the symbol "AHH."

The following table shows the high, low and closing sales prices for our common stock during each fiscal quarter during the years ended December 31, 2005 and 2004 and the cash distributions per share declared during each such period:


                                                    Stock Prices
                                    ------------------------------------------       Cash Distributions
                                        High           Low           Close           Declared Per Share
                                    -------------  ------------   ------------    -------------------------
Year Ended December 31, 2005
Fourth Quarter                       $     33.98    $     25.45    $     32.57                 $   0.91
Third Quarter                              40.75          28.45          30.30                     0.86
Second Quarter                             36.92          26.87          34.96                     0.76
First Quarter                              34.28          26.80          28.64                     0.71
Year Ended December 31, 2004
Fourth Quarter                       $     34.50    $     25.00    $     34.25                 $   0.66
Third Quarter                              29.61          24.90          27.95                     0.61
Second Quarter                             29.15          21.80          25.93                     0.61
First Quarter                              28.85          21.10          28.80                     0.55


As of March 15, 2006, the closing sales price of our common stock, as reported on the NYSE, was $28.99. As of March 10, 2006, there were 260 holders of record of our common stock.

Dividends are payable on the last calendar day of each January, April, July and October (or, if such date is not a business day, the next succeeding business day) on our Series A Preferred Stock and Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock rank senior to our common stock with respect to dividend rights, redemption rights and rights upon our voluntary or involuntary liquidation, dissolution or winding up. The terms of the Series A Preferred Stock and Series B Preferred Stock require that all accumulated dividends in arrears be paid prior to the payment of any dividends on our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2005 is disclosed in Item 12 of this report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Issuances of Unregistered Securities

During the quarter ended December 31, 2005, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2005, there were no purchases by the Company of its equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements, beginning on page F-1 of this report. The selected financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2002 and 2001 have been derived from prior year audited consolidated financial statements. The selected consolidated financial data as of and for each of the years in the two-year period ended December 31, 2002 is derived from the consolidated financial statements of AHM Holdings. These consolidated financial statements include all adjustments which we consider necessary for a fair presentation of our consolidated financial position and results of operations for these periods. You should not assume that the results below indicate results that we will achieve in the future. The operating data are derived from unaudited financial information that we compiled.

You should read the information below along with all the other financial information and analysis presented in this report, including, but not limited to, our financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


(In thousands, except per share
        and operating data)                                           As of and for the Years Ended December 31,
                                                 ---------------------------------------------------------------------------------
                                                      2005             2004            2003             2002            2001
                                                 ---------------------------------------------------------------------------------
Statement of Income Data:
Net interest income                              $    201,032     $    112,933     $     49,031     $     24,837     $      9,098
Provision for loan losses                              (2,142)               -                -                -                -
Gain on sales of mortgage loans                       335,065          134,099          376,605          216,595          118,554
Gain on sales of current period securitized
  mortgage loans                                      194,256           40,120              149                -                -
Gain on sales of mortgage-backed securities
  and derivatives                                      50,936               63            2,210                -                -
Unrealized (loss) gain on mortgage-backed
  securities and derivatives                           (8,536)          75,460            3,272                -                -
Net loan servicing fees (loss)                         15,561           (4,467)          (6,365)         (12,758)               -
Total revenues (1)                                    793,947          365,241          432,131          232,821          128,053
Total non-interest expenses                           550,882          315,904          310,114          165,261           88,494
Income before income tax (benefit) expense            243,065           49,337          122,017           67,560           41,701
Income tax (benefit) expense                          (17,721)         (25,575)          48,223           28,075           16,253
Net income                                            260,786           74,912           73,794           39,485           25,448
Net income available to common shareholders           247,569           70,924           73,794           39,485           25,448

Per share data:
Basic earnings per share                         $       5.64     $       1.89     $       4.16     $       2.72     $       2.45
Diluted earnings per share                               5.58             1.86             4.07             2.65             2.34
Dividends declared per share                             3.24             2.43             0.91             0.15             0.12

Weighted average number of shares outstanding:
Basic                                                  43,897           37,612           17,727           14,509           10,374
Diluted                                                44,375           38,087           18,113           14,891           10,883

Balance Sheet Data (end of period):
Cash and cash equivalents                        $    575,650     $    192,821     $     53,148     $     24,416     $     26,393
Mortgage-backed securities                         10,602,104        6,016,866        1,763,628                -                -
Mortgage loans held for sale, net                   2,208,749        4,853,394        1,216,353          811,188          419,351
Mortgage loans held for investment, net             3,479,721                -                -                -                -
Mortgage servicing rights, net                        319,671          151,436          117,784          109,023               46
Total assets                                       17,754,745       11,555,797        3,404,690        1,119,050          501,125
Warehouse lines of credit                           3,474,191          735,783        1,121,760          728,466          351,454
Commercial paper                                    1,079,179          529,790                -                -                -
Reverse repurchase agreements                       9,806,144        7,071,168        1,344,327                -                -
Collateralized debt obligations                     1,057,906        2,022,218                -                -                -
Total liabilities                                  16,547,729       10,729,535        3,006,720          954,954          422,508
Total stockholders' equity                          1,207,016          826,262          397,970          164,096           78,617

Ratios:
Return on average common equity (2)                     28.05%           10.42%           34.11%           32.52%           54.15%
Debt to equity ratio (3)                                13.22            12.73             6.51             5.11             4.96

Operating Data:
Loan originations                                $ 45,298,006     $ 23,069,085     $ 21,705,250     $ 12,196,000     $  7,766,000
Retail                                             20,362,095       11,238,235       16,386,791       10,329,000        6,495,000
Wholesale                                          24,298,621       11,830,850        5,318,459        1,867,000        1,271,000
Correspondent                                         637,290                -                -                -                -
Loans sold to third parties                        28,465,935       13,685,246       20,758,110       12,331,000        7,497,000
Loan servicing portfolio - loans sold
  or securitized                                   25,044,676       11,955,608        8,272,294        8,541,723           23,951
Loans securitized and held                          4,498,672        1,847,987          586,573                -                -


---------------
      (1) Total revenues consist of net interest income, provision for loan losses and non-interest income.
      (2) This measure is calculated by dividing net income available to common shareholders by the average common stockholders' equity outstanding during the year expressed as a percentage.
      (3) This ratio is calculated by dividing debt, which is comprised of reverse repurchase agreements, collateralized debt obligations, warehouse lines of credit, commercial paper and other borrowings, by stockholders' equity.

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

Mortgage-Backed Securities - We record our mortgage-backed securities at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets in these financial instruments.

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

Mortgage Loans Held for Investment - Mortgage loans held for investment are carried at the aggregate of their remaining unpaid principal balances, plus net deferred origination costs, less any related charge-offs and allowance for loan losses. Our periodic evaluation of the adequacy of the allowance for loan losses is based on our past loan loss experience, known and inherent risks in the loan portfolio, adverse circumstances which may affect the borrowers' ability to repay, the estimated value of the underlying real estate collateral and current market conditions within the geographic areas surrounding the underlying real estate. The allowance for loan losses is increased by provision to loan losses charged to income and reduced by charge-offs, net of recoveries.

Mortgage Servicing Rights ("MSRs") - When we acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained, the total cost of the loans is allocated to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The amount attributable to the servicing assets is capitalized as MSRs on the consolidated balance sheets. The MSRs are amortized to expense in proportion to, and over the period of, estimated net servicing income.

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

Derivative Assets and Derivative Liabilities - Our mortgage-committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria and have locked their terms and rates. IRLCs associated with loans expected to be sold are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before March 31, 2004 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs remaining to originate the loan and any net deferred origination costs. In March 2004, the SEC issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which provides industry guidance which changed the timing of recognition of MSRs for IRLCs initiated after March 31, 2004. In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative IRLCs. Under the new policy, the value of the expected future cash flows related to servicing rights is not recognized until the underlying loans are sold.

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

We enter into interest rate swap agreements to manage our interest rate exposure when financing our mortgage-backed securities and certain ARM loans. Certain swap agreements accounted for as cash flow hedges and certain swap agreements not designated as cash flow hedges are both carried on the balance sheet at fair value. The fair values of our swap agreements are generally based on market prices provided by certain dealers who make markets in these financial instruments or by third-party pricing services.

Goodwill - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions, including identifiable intangibles. We test for impairment, at least annually, by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to our loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to our Mortgage Holdings segment includes a forecast of the expected future net interest income, gain on mortgage-backed securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies. We further test to ensure that the fair value of all our business units does not exceed our total market capitalization.

Financial Condition

The following table presents the Company's consolidated balance sheets as of December 31, 2005 and 2004:

          AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                               (In thousands)
--------------------------------------------------------------------------------

                                                   December 31,    December 31,
                                                      2005            2004
                                                   ------------    ------------
Assets:
 Cash and cash equivalents                         $    575,650    $    192,821
 Accounts receivable and servicing advances             329,132         116,978
 Mortgage-backed securities                          10,602,104       6,016,866
 Mortgage loans held for sale, net                    2,208,749       4,853,394
 Mortgage loans held for investment, net              3,479,721               -
 Derivative assets                                       44,594          24,803
 Mortgage servicing rights, net                         319,671         151,436
 Premises and equipment, net                             68,782          51,576
 Goodwill                                                99,527          90,877
 Other assets                                            26,815          57,046
                                                   ------------    ------------
  Total assets                                     $ 17,754,745    $ 11,555,797
                                                   ============    ============

Liabilities and Stockholders' Equity:
Liabilities:
 Warehouse lines of credit                         $  3,474,191    $    735,783
 Drafts payable                                          20,754          26,200
 Commercial paper                                     1,079,179         529,790
 Reverse repurchase agreements                        9,806,144       7,071,168
 Payable for securities purchased                       261,539               -
 Collateralized debt obligations                      1,057,906       2,022,218
 Derivative liabilities                                  16,773           1,860
 Trust preferred securities                             203,688               -
 Accrued expenses and other liabilities                 277,476         152,413
 Notes payable                                          319,309         135,761
 Income taxes payable                                    30,770          54,342
                                                   ------------    ------------
  Total liabilities                                  16,547,729      10,729,535
                                                   ------------    ------------

Stockholders' Equity:
 Preferred stock                                        134,040         134,040
 Common stock                                               496             403
 Additional paid-in capital                             947,512         631,530
 Retained earnings                                      203,778          99,628
 Accumulated other comprehensive loss                   (78,810)        (39,339)
                                                   ------------    ------------
  Total stockholders' equity                          1,207,016         826,262
                                                   ------------    ------------
   Total liabilities and stockholders' equity      $ 17,754,745    $ 11,555,797
                                                   ============    ============

Total assets at December 31, 2005 were $17.8 billion, a $6.2 billion increase from $11.6 billion at December 31, 2004. The increase in total assets primarily reflects an increase in mortgage-backed securities of $4.6 billion and an increase in mortgage loans held for investment of $3.5 billion, partly offset by a decrease in mortgage loans held for sale of $2.6 billion. Through the third quarter of 2005, we securitized a substantial portion of our mortgage loans held for sale each quarter and had intended for each of these transactions to qualify as a sale under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Our December 2004 securitization ("Q4-04 Securitization") did not qualify as a sale at December 31, 2004 and was accounted for as a financing in accordance with SFAS 140 because we retained a small amount of securities which were benefited by derivative contracts embedded in the securitization trust. These securities were sold during the first quarter of 2005, qualifying the Q4-04 Securitization as a sale at March 31, 2005 in accordance with SFAS 140. Total assets at December 31, 2004 includes the full $3.5 billion amount of the loans held for sale in the Q4-04 Securitization and excludes $1.5 billion of mortgage-backed securities that the Company retained in connection with the transaction. At December 31, 2005, 59.7% of our total assets were mortgage-backed securities, 19.6% were mortgage loans held for investment and 12.4% were mortgage loans held for sale, compared to 52.1%, 0.0% and 42.0%, respectively, at December 31, 2004.

The following table summarizes our mortgage-backed securities owned at December 31, 2005 and 2004, classified by type of issuer and by ratings categories:

                                                                           December 31, 2005
                                     ---------------------------------------------------------------------------------------------
                                          Trading Securities         Securities Available for Sale               Total
                                     -----------------------------   -----------------------------   -----------------------------
                                     Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix
                                     --------------  -------------   --------------  -------------   --------------  -------------
                                                                         (Dollars in thousands)
Agency securities                               $ -              -%  $      130,320            1.8%  $      130,320            1.2%

Privately issued:
   AAA                                    2,619,546           81.1        7,216,527           97.9        9,836,073           92.8
   AA                                        47,253            1.5            9,989            0.1           57,242            0.5
   A                                        166,507            5.2            7,558            0.1          174,065            1.6
  BBB                                       164,344            5.1            3,441            0.0          167,785            1.7
  Unrated                                   229,418            7.1            7,201            0.1          236,619            2.2
                                     --------------  -------------   --------------  -------------   --------------  -------------
Total                                $    3,227,068          100.0%  $    7,375,036          100.0%  $   10,602,104          100.0%
                                     ==============  =============   ==============  =============   ==============  =============


                                                                           December 31, 2004
                                     ---------------------------------------------------------------------------------------------
                                          Trading Securities         Securities Available for Sale               Total
                                     -----------------------------   -----------------------------   -----------------------------
                                     Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix
                                     --------------  -------------   --------------  -------------   --------------  -------------
                                                                         (Dollars in thousands)
Agency securities                               $ -              -%  $      612,513           14.5%  $      612,513           10.2%

Privately issued:
   AAA                                    1,634,702           90.6        3,542,772           84.1        5,177,474           86.0
   AA                                             -              -           16,043            0.4           16,043            0.3
   A                                         58,480            3.2           15,750            0.4           74,230            1.2
  BBB                                        58,153            3.2            7,910            0.2           66,063            1.1
  Unrated                                    54,591            3.0           15,952            0.4           70,543            1.2
                                     --------------  -------------   --------------  -------------   --------------  -------------
Total                                $    1,805,926          100.0%  $    4,210,940          100.0%  $    6,016,866          100.0%
                                     ==============  =============   ==============  =============   ==============  =============

The following table classifies our mortgage-backed securities portfolio by type of interest rate index at December 31, 2005 and 2004:

                                                                           December 31, 2005
                                     ---------------------------------------------------------------------------------------------
                                          Trading Securities         Securities Available for Sale               Total
                                     -----------------------------   -----------------------------   -----------------------------
                                     Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix
                                     --------------  -------------   --------------  -------------   --------------  -------------
                                                                         (Dollars in thousands)
Index:
One-month LIBOR                      $      402,311           12.5%  $       10,836            0.1%  $      413,147            3.9%
Six-month LIBOR                           2,538,016           78.6        4,838,532           65.6        7,376,548           69.6
One-year LIBOR                              218,530            6.8        2,128,376           28.9        2,346,906           22.1
One-year constant maturity treasury           2,054            0.1          397,292            5.4          399,346            3.8
One-year monthly treasury average            66,157            2.0                -              -           66,157            0.6
                                     --------------  -------------   --------------  -------------   --------------  -------------
Total                                $    3,227,068          100.0%  $    7,375,036          100.0%  $   10,602,104          100.0%
                                     ==============  =============   ==============  =============   ==============  =============


                                                                           December 31, 2004
                                     ---------------------------------------------------------------------------------------------
                                          Trading Securities         Securities Available for Sale               Total
                                     -----------------------------   -----------------------------   -----------------------------
                                     Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix
                                     --------------  -------------   --------------  -------------   --------------  -------------
                                                                         (Dollars in thousands)
                                     Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix
                                     --------------  -------------   --------------  -------------   --------------  -------------
Index:
One-month LIBOR                      $       86,199            4.8%  $      114,149            2.7%  $      200,348            3.3%
Six-month LIBOR                             829,413           45.9        2,385,582           56.7        3,214,995           53.4
One-year LIBOR                              890,314           49.3        1,231,392           29.2        2,121,706           35.3
One-year constant maturity treasury               -              -          479,817           11.4          479,817            8.0
                                     --------------  -------------   --------------  -------------   --------------  -------------
Total                                $    1,805,926          100.0%  $    4,210,940          100.0%  $    6,016,866          100.0%
                                     ==============  =============   ==============  =============   ==============  =============

The following table classifies our mortgage loans held for investment and mortgage-backed securities portfolio by product type at December 31, 2005 and 2004:

                                                                                  December 31, 2005
                         --------------------------------------------------------------------------------------------------
                                                                     Securities                        Loans Held
                                Trading Securities               Available for Sale                  for Investment
                         ------------------------------    ------------------------------    ------------------------------
                         Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                         --------------   -------------    --------------   -------------    --------------   -------------
                                                                               (Dollars in thousands)
Product:
ARMs less than 3 years   $      700,164            21.7%   $      487,122             6.6%   $    2,628,977            75.6%
3/1 Hybrid ARM                  194,313             6.0           262,598             3.6            11,563             0.3
5/1 Hybrid ARM                2,332,591            72.3         6,625,316            89.8           121,227             3.5
Home equity/Second                    -               -                 -               -           611,370            17.6
Other                                 -               -                 -               -           106,584             3.0
                         --------------   -------------    --------------   -------------    --------------   -------------
Total                    $    3,227,068           100.0%   $    7,375,036           100.0%   $    3,479,721           100.0%
                         ==============   =============    ==============   =============    ==============   =============

                         ------------------------------

                                      Total
                         ------------------------------
                         Carrying Value   Portfolio Mix
                         --------------   -------------

Product:
ARMs less than 3 years   $    3,816,263            27.1%
3/1 Hybrid ARM                  468,474             3.3
5/1 Hybrid ARM                9,079,134            64.5
Home equity/Second              611,370             4.3
Other                           106,584             0.8
                         --------------   -------------
Total                    $   14,081,825           100.0%
                         ==============   =============

                                                                           December 31, 2004
                                     ---------------------------------------------------------------------------------------------
                                          Trading Securities         Securities Available for Sale               Total
                                     -----------------------------   -----------------------------   -----------------------------
                                     Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix   Carrying Value  Portfolio Mix
                                     --------------  -------------   --------------  -------------   --------------  -------------
                                                                         (Dollars in thousands)
Product:
ARMs less than 3 years               $      149,040            8.3%  $      954,794           22.7%  $    1,103,834           18.3%
3/1 Hybrid ARM                              381,831           21.1          488,696           11.6          870,527           14.5
5/1 Hybrid ARM                            1,275,055           70.6        2,767,450           65.7        4,042,505           67.2
                                     --------------  -------------   --------------  -------------   --------------  -------------
Total                                $    1,805,926          100.0%  $    4,210,940          100.0%  $    6,016,866          100.0%
                                     ==============  =============   ==============  =============   ==============  =============


During the year ended December 31, 2005, we purchased $6.8 billion of mortgage-backed securities and added $4.4 billion of self-originated mortgage-backed securities to our portfolio.

During the year ended December 31, 2005, we sold $4.1 billion of mortgage-backed securities.

During the year ended December 31, 2005, we added $3.5 billion of loans held for investment to our portfolio.

Results of Operations

The following tables present our consolidated and segment statements of income for the years ended December 31, 2005, 2004 and 2003:

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                     Year Ended December 31,
                                                              -----------------------------------
                                                                2005         2004         2003
                                                              ---------    ---------    ---------
Net interest income:
  Interest income                                             $ 727,685    $ 314,306    $ 106,017
  Interest expense                                             (526,653)    (201,373)     (56,986)
                                                              ---------    ---------    ---------
     Net interest income                                        201,032      112,933       49,031
                                                              ---------    ---------    ---------

Provision for loan losses                                        (2,142)           -            -
                                                              ---------    ---------    ---------
     Net interest income after provision for loan losses        198,890      112,933       49,031
                                                              ---------    ---------    ---------
  Non-interest income:
  Gain on sales of mortgage loans                               335,065      134,099      376,605
  Gain on sales of current period securitized mortgage loans    194,256       40,120          149
  Gain on sales of mortgage-backed securities and derivatives    50,936           63        2,210
  Unrealized (loss) gain on mortgage-backed securities
     and derivatives                                             (8,536)      75,460        3,272

Loan servicing fees                                              76,096       40,571       39,125
Amortization                                                    (51,767)     (32,615)     (51,824)
Impairment reserve (provision) recovery                          (8,768)     (12,423)       6,334
                                                              ---------    ---------    ---------
     Net loan servicing fees (loss)                              15,561       (4,467)      (6,365)
                                                              ---------    ---------    ---------

Other non-interest income                                         7,775        7,033        7,229
                                                              ---------    ---------    ---------
     Non-interest income                                        595,057      252,308      383,100
                                                              ---------    ---------    ---------
Non-interest expenses:
                                                                359,949      189,393      204,939
  Salaries, commissions and benefits, net                        58,855       37,642       27,015
  Occupancy and equipment                                        24,788       16,165       13,201
  Data processing and communications                             19,722       13,730       13,312
  Office supplies and expenses                                   20,311       10,409       12,239
  Marketing and promotion                                        21,007       14,190        9,964
  Travel and entertainment                                       14,232       12,159        7,547
  Professional fees                                              32,018       22,216       21,897
  Other                                                         ---------    ---------    ---------
     Non-interest expenses                                      550,882      315,904      310,114
                                                              ---------    ---------    ----------

Net income before income tax (benefit) expense                  243,065       49,337      122,017

Income tax (benefit) expense                                    (17,721)     (25,575)      48,223
                                                              ---------    ---------    ---------

Net income                                                    $ 260,786    $  74,912    $  73,794
                                                              =========    =========    =========

Dividends on preferred stock                                     13,217        3,988            -
                                                              ---------    ---------    ---------
Net income available to common shareholders                   $ 247,569    $  70,924    $  73,794
                                                              =========    =========    =========

Per share data:
  Basic                                                       $    5.64    $    1.89    $    4.16
  Diluted                                                     $    5.58    $    1.86    $    4.07

  Weighted average number of shares - basic                      43,897       37,612       17,727
  Weighted average number of shares - diluted                    44,375       38,087       18,113

               AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                              MORTGAGE HOLDINGS SEGMENT

                                    (In thousands)

                                                                    Year Ended December 31,
                                                              ---------------------------------
                                                                2005         2004        2003
                                                              ---------    ---------    -------

Net interest income:
  Interest income                                             $ 357,920    $ 191,563    $ 3,108
  Interest expense                                             (262,403)    (124,397)    (2,302)
                                                              ---------    ---------    -------
     Net interest income                                         95,517       67,166        806
                                                              ---------    ---------    -------

Provision for loan losses                                          (947)           -          -
                                                              ---------    ---------    -------
     Net interest income after provision for loan losses         94,570       67,166        806
                                                              ---------    ---------    -------

Non-interest income:
Gain on sales of mortgage loans                                       -            -          -
Gain on sales of current period securitized mortgage loans            -            -          -
Gain on sales of mortgage-backed securities and derivatives      37,383        3,459      2,210
Unrealized (loss) gain on mortgage-backed securities
   and derivatives                                              (85,778)       7,679        381

Loan servicing fees                                                   -            -          -
Amortization                                                          -            -          -
Impairment reserve (provision) recovery                               -            -          -
                                                              ---------    ---------    -------
     Net loan servicing fees (loss)                                   -            -          -
                                                              ---------    ---------    -------

Other non-interest income                                             -            -          -
                                                              ---------    ---------    -------
     Non-interest income                                        (48,395)      11,138      2,591
                                                              ---------    ---------    -------

Non-interest expenses:
  Salaries, commissions and benefits, net                         7,576          229          -
  Occupancy and equipment                                             6            7          -
  Data processing and communications                                114           15          -
  Office supplies and expenses                                        5            -          -
  Marketing and promotion                                             2            2          -
  Travel and entertainment                                            5            3          -
  Professional fees                                               3,050        3,653          -
  Other                                                          (1,854)      24,900          -
                                                              ---------    ---------    -------
     Non-interest expenses                                        8,904       28,809          -
                                                              ---------    ---------    -------

Net income before income tax (benefit) expense                   37,271       49,495      3,397

Income tax (benefit) expense                                          -            -          -
                                                              ---------    ---------    -------

Net income                                                    $  37,271    $  49,495    $ 3,397
                                                              =========    =========    =======

Dividends on preferred stock                                     13,217        3,988          -
                                                              ---------    ---------    -------

Net income available to common shareholders                   $  24,054    $  45,507    $ 3,397
                                                              =========    =========    =======

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            LOAN ORIGINATION SEGMENT

                                 (In thousands)

                                                                    Year Ended December 31,
                                                             -----------------------------------
                                                               2005         2004         2003
                                                             ---------    ---------    ---------

Net interest income:
  Interest income                                            $ 369,765    $ 122,743    $ 102,921
  Interest expense                                            (257,062)     (73,071)     (54,869)
                                                             ---------    ---------    ---------
     Net interest income                                       112,703       49,672       48,052
                                                             ---------    ---------    ---------

Provision for loan losses                                       (1,195)           -            -
                                                             ---------    ---------    ---------
     Net interest income after provision for loan losses       111,508       49,672       48,052
                                                             ---------    ---------    ---------

Non-interest income:
  Gain on sales of mortgage loans                              335,065      134,099      376,605
  Gain on sales of current period securitized mortgage loans   194,256       40,120          149
  Gain (loss) on sales of mortgage-backed securities
     and derivatives                                            13,553       (3,396)           -
  Unrealized gain on mortgage-backed securities
     and derivatives                                            77,242       67,781        2,891

  Loan servicing fees                                                -            -            -
  Amortization                                                       -            -            -
  Impairment reserve (provision) recovery                            -            -            -
                                                             ---------    ---------    ---------
     Net loan servicing fees (loss)                                  -            -            -
                                                             ---------    ---------    ---------

Other non-interest income                                        5,203        7,030        7,229
                                                             ---------    ---------    ---------
     Non-interest income                                       625,319      245,634      386,874
                                                             ---------    ---------    ---------

Non-interest expenses:
  Salaries, commissions and benefits, net                      340,492      184,163      201,454
  Occupancy and equipment                                       57,654       37,110       26,609
  Data processing and communications                            24,113       15,877       13,102
  Office supplies and expenses                                  18,131       12,685       12,082
  Marketing and promotion                                       20,213       10,398       12,225
  Travel and entertainment                                      20,547       14,042        9,926
  Professional fees                                             10,329        7,855        6,693
  Other                                                         26,495       (5,767)      19,881
                                                             ---------    ---------    ---------
     Non-interest expenses                                     517,974      276,363      301,972
                                                             ---------    ---------    ---------

Net income before income tax (benefit) expense                 218,853       18,943      132,954

Income tax (benefit) expense                                   (12,470)     (16,941)      54,100
                                                             ---------    ---------    ---------

Net income                                                   $ 231,323    $  35,884    $  78,854
                                                             =========    =========    =========

Dividends on preferred stock                                         -            -            -

                                                             ---------    ---------    ---------
Net income available to common shareholders                  $ 231,323    $  35,884    $  78,854
                                                             =========    =========    =========

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             LOAN SERVICING SEGMENT

                                 (In thousands)

                                                                   Year Ended December 31,
                                                              --------------------------------
                                                               2005        2004        2003
                                                              --------    --------    --------

Net interest income:
  Interest income                                                  $ -         $ -    $    (12)
  Interest expense                                              (7,188)     (3,905)        185
                                                              --------    --------    --------
     Net interest income                                        (7,188)     (3,905)        173
                                                              --------    --------    --------

Provision for loan losses                                            -           -           -
                                                              --------    --------    --------
     Net interest income after provision for loan losses        (7,188)     (3,905)        173
                                                              --------    --------    --------

Non-interest income:
  Gain on sales of mortgage loans                                    -           -           -
  Gain on sales of current period securitized mortgage loans         -           -           -
  Gain on sales of mortgage-backed securities and derivatives        -           -           -
  Unrealized (loss) gain on mortgage-backed securities
     and derivatives                                                 -           -           -

Loan servicing fees                                             76,096      40,571      39,125
Amortization                                                   (51,767)    (32,615)    (51,824)
Impairment reserve (provision) recovery                         (8,768)    (12,423)      6,334
                                                              --------    --------    --------
     Net loan servicing fees (loss)                             15,561      (4,467)     (6,365)
                                                              --------    --------    --------

Other non-interest income                                        2,572           3           -
                                                              --------    --------    --------
     Non-interest income                                        18,133      (4,464)     (6,365)
                                                              --------    --------    --------

Non-interest expenses:
  Salaries, commissions and benefits, net                       11,881       5,001       3,485
  Occupancy and equipment                                        1,195         525         406
  Data processing and communications                               561         273          99
  Office supplies and expenses                                   1,586       1,045       1,230
  Marketing and promotion                                           96           9          14
  Travel and entertainment                                         455         145          38
  Professional fees                                                853         651         854
  Other                                                          7,377       3,083       2,016
                                                              --------    --------    --------
     Non-interest expenses                                      24,004      10,732       8,142
                                                              --------    --------    --------

Net income before income tax benefit                           (13,059)    (19,101)    (14,334)

Income tax benefit                                              (5,251)     (8,634)     (5,877)
                                                              --------    --------    --------

Net income                                                    $ (7,808) $  (10,467)   $ (8,457)
                                                              ========    ========    ========

Dividends on preferred stock                                         -           -           -
                                                              --------    --------    --------
Net income available to common shareholders                   $ (7,808) $  (10,467)   $ (8,457)
                                                              ========    ========    ========

Comparison of the Years Ended December 31, 2005 and 2004

Overview
--------

Net income for the year ended December 31, 2005 was $260.8 million compared to $74.9 million for the year ended December 31, 2004, an increase of $185.9 million, or 248.1%. Net income for the year ended December 31, 2005 includes approximately $71.4 million of revenues related to the delay in recognizing the Q4-04 Securitization as a sale into the first quarter of 2005. The increase in net income was the result of a $342.7 million increase in non-interest income and an $88.1 million increase in net interest income, partly offset by a $235.0 million increase in non-interest expenses, a $7.8 million decrease in income tax benefit and a $2.1 million increase in provision for loan losses. The $342.7 million increase in non-interest income consists of a $201.0 million increase in gain on sales of mortgage loans, a $154.1 million increase in gain on sales of current period securitized mortgage loans, a $20.0 million increase in net loan servicing fees and a $0.7 million increase in other non-interest income, partly offset by a $33.1 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives in the year ended December 31, 2005 versus the year ended December 31, 2004.

Net Interest Income
-------------------

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the year ended December 31, 2005 compared to the year ended December 31, 2004:

(Dollars in thousands)                                          Year Ended December 31,
                                      --------------------------------------------------------------------------
                                                      2005                                   2004
                                      -----------------------------------    -----------------------------------
                                        Average                 Average        Average                 Average
                                        Balance     Interest   Yield/Cost      Balance     Interest   Yield/Cost
                                      -----------   --------   ----------    -----------   --------   ----------
Interest earning assets:
Mortgage-backed securities, net (1)   $ 7,329,458   $343,839         4.69%   $ 5,268,631   $191,563         3.64%
Mortgage loans held for sale            5,698,155    351,650         6.17%     2,289,517    122,743         5.36%
Mortgage loans held for investment        626,296     32,196         5.14%             -          -            -
                                      -----------   --------                 -----------   --------
                                       13,653,909    727,685         5.33%     7,558,148    314,306         4.16%
                                       -----------   --------                 -----------   --------
Interest bearing liabilities:
  Warehouse lines of credit (2)         2,863,982    147,339         5.14%     1,349,435     53,650         3.98%
  Commercial paper                      2,160,859     76,993         3.56%       744,335     16,541         2.22%
  Reverse repurchase agreements (3)     7,184,534    260,423         3.62%     4,976,437    124,637         2.50%
  Collateralized debt obligations         706,355     26,485         3.75%        56,207      1,775         3.16%
  Trust preferred securities               65,836      5,029         7.64%             -          -            -
  Notes payable                           213,935     10,384         4.85%       118,592      4,770         4.02%
                                      -----------   --------                 -----------   --------
                                       13,195,501    526,653         3.99%     7,245,006    201,373         2.78%
                                      -----------   --------                 -----------   --------

Net interest income                                 $201,032                               $112,933
                                                    ========                               ========
Interest rate spread                                                 1.34%                                  1.38%
                                                               ==========                             ==========
Net interest margin                                                  1.47%                                  1.49%
                                                               ==========                             ==========

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes $2.8 million and $12.8 million of net interest expense on interest rate swap agreements for 2005 and 2004, respectively.

(3) Includes $17.2 million and $41.3 million of net interest expense on interest rate swap agreements for 2005 and 2004, respectively.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the year ended December 31, 2005 compared to the year ended December 31, 2004:

                                       Year Ended December 31, 2005
                                               Compared to
(In thousands)                         Year Ended December 31, 2004
                                     --------------------------------
                                      Average     Average
                                       Rate        Volume     Total
                                     ---------    --------   --------
Mortgage-backed securities, net      $  64,862    $ 87,414   $152,276
Mortgage loans held for sale            21,095     207,812    228,907
Mortgage loans held for investment           -      32,196     32,196
                                     ---------    --------   --------
Interest income                         85,957     327,422    413,379
                                     ---------    --------   --------

Warehouse lines of credit               19,447      74,242     93,689
Commercial paper                        14,552      45,900     60,452
Reverse repurchase agreements           68,165      67,621    135,786
Collateralized debt obligations            394      24,316     24,710
Trust preferred securities                   -       5,029      5,029
Notes payable                            1,148       4,466      5,614
                                     ---------    --------   --------
Interest expense                       103,706     221,574    325,280
                                     ---------    --------   --------
Net interest income                  $ (17,749)   $105,848   $ 88,099
                                     =========    ========   ========


Interest Income: Interest income on mortgage-backed securities for the year ended December 31, 2005 was $343.8 million, compared to $191.5 million for the year ended December 31, 2004, a $152.3 million, or 79.5%, increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio and higher interest rates in 2005 versus 2004.

Interest income on our mortgage loans held for sale for the year ended December 31, 2005 was $351.6 million compared to $122.7 million for the year ended December 31, 2004, an increase of $228.9 million, or 186.5%. The increase in interest income on mortgage loans held for sale was primarily the result of an increase in average volume in 2005 versus 2004 due to accounting for the Q4-04 Securitization as a financing for most of the first quarter of 2005 and higher mortgage origination volume.

For the year ended December 31, 2005, we recognized $32.2 million of interest income on loans held for investment, related to our strategy of holding certain loans in our investment portfolio beginning in June of 2005.

Interest Expense: We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the year ended December 31, 2005 was $147.3 million, compared to interest expense for the year ended December 31, 2004 of $53.6 million, a $93.7 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in 2005 versus 2004. In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans. Interest expense on commercial paper for the year ended December 31, 2005 was $77.0 million versus $16.5 million for the year ended December 31, 2004, a $60.5 million increase. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

As of December 31, 2005, we have entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and had borrowed funds from nine of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities and loans held for investment. Total interest expense on reverse repurchase agreements for the year ended December 31, 2005 was $260.4 million, compared to interest expense for the year ended December 31, 2004 of $124.6 million, a $135.8 million increase. The increase in reverse repurchase agreements interest expense in 2005 versus 2004 was primarily the result of an increase in average rate due to generally higher short-term interest rates in 2005 versus 2004, and an increase in borrowings used to fund the growth of our mortgage-backed securities and loans held for investment portfolio.

Total interest expense on collateralized debt obligations for the year ended December 31, 2005 was $26.5 million, compared to interest expense for the year ended December 31, 2004 of $1.8 million, a $24.7 million increase. The increase in collateralized debt obligation interest expense in 2005 versus 2004 was related to accounting for the Q4-04 Securitization as a financing for most of the first quarter of 2005 and an increase in borrowings used to fund the growth of our loans held for investment portfolio in the fourth quarter of 2005.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives
------------------------------------------------------------------

Gain on Sales and Securitizations of Mortgage Loans: During the year ended December 31, 2005, gain on sales and securitizations of mortgage loans in our Loan Origination segment totaled $620.1 million, or 1.41%, of mortgage loans sold or securitized compared to $238.6 million, or 1.23%, of mortgage loans sold or securitized during the year ended December 31, 2004. The increase primarily reflects a $24.6 billion increase in mortgage loans sold or securitized to $44.1 billion in 2005 from $19.5 billion in 2004. The 2005 period includes $43.4 million recognized in connection with the Q4-04 Securitization. The change in fair value of IRLCs included in gain on sales of mortgage loans in the 2004 period was reduced as a result of our adoption of SAB No. 105.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the years ended December 31, 2005 and 2004:

Gains on Sales and Securitizations of Mortgage Loans

                                                                                       Year Ended December 31,
                                                                                   ----------------------------
                                                                                      2005            2004
                                                                                   ------------    ------------
(Dollars in thousands)
Gain on sales of mortgage loans                                                    $    335,065    $    134,099
Gain on sales of current period securitized mortgage loans                              194,256          40,120
Gain (loss) on sales of free standing derivatives                                        13,553          (3,396)
Unrealized gain on self-originated mortgage-backed securities retained in period         72,806          67,781
Unrealized gain on free standing derivatives                                              4,436               -
                                                                                   ------------    ------------
Total gain on sales and securitizations of mortgage loans                          $    620,116    $    238,604
                                                                                   ============    ============

Total mortgage loans sold or securitized                                           $ 44,115,641    $ 19,468,855
                                                                                   ============    ============

Total gain on sales and securitizations of mortgage
loans as a % of total mortgage loans sold or securitized                                   1.41%           1.23%

Portfolio Gains and Losses: During the year ended December 31, 2005, portfolio gains and losses in our Mortgage Holdings segment were a portfolio loss of $48.4 million compared to a portfolio gain of $11.1 million during the year ended December 31, 2004. The decrease in portfolio gains in 2005 compared to 2004 was the result of a $93.4 million net decrease in unrealized gain on mortgage-backed securities and free standing derivatives partly offset by a $33.9 million increase in gain on sales of mortgage-backed securities.

The following table presents the components of portfolio gains and losses in our Mortgage Holdings segment during the years ended December 31, 2005 and 2004:

Portfolio Gains and Losses

                                                                                            Year Ended December 31,
                                                                                         ----------------------------
                                                                                            2005            2004
                                                                                         ----------------------------

(In thousands)
Gain on sales of mortgage-backed securities                                              $     37,383    $      3,459

Unrealized loss on mortgage-backed securities                                                (117,931)        (23,042)
Unrealized gain on free standing derivatives                                                   32,153          30,721
                                                                                         ----------------------------
Net unrealized (loss) gain on mortgage-backed securities and free standing derivatives        (85,778)          7,679

                                                                                         ----------------------------
Total portfolio (loss) gain                                                              $    (48,395)   $     11,138
                                                                                         ============================

The following table presents the components of gain on sales of mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of Gain on Sales of Mortgage-backed Securities and Derivatives

                                                    Year Ended December 31,
                                                    -----------------------
                                                      2005         2004
                                                    -----------------------
(In thousands)
Gain on sales of mortgage-backed securities         $   37,383   $    3,459
Gain (loss) on sales of free standing derivatives       13,553       (3,396)
                                                    -----------------------
    Gain on sales of mortgage-backed securities
    and derivatives                                 $   50,936   $       63
                                                    =======================


The following table presents the components of unrealized gains and losses on mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of Unrealized Gains and Losses on Mortgage-backed Securities and Derivatives

                                                                Year Ended December 31,
                                                                ------------------------
                                                                  2005          2004
                                                                ------------------------
(In thousands)
Unrealized gain on self-originated mortgage-backed securities
retained in period                                              $   72,806    $   67,781
Unrealized loss on mortgage-backed securities                     (117,931)      (23,042)
Unrealized gain on free standing derivatives                        36,589        30,721
                                                                ------------------------
  Unrealized (loss) gain on mortgage-backed securities
  and derivatives                                               $   (8,536)   $   75,460
                                                                ========================

Net Loan Servicing Fees
-----------------------

Net loan servicing fees were $15.6 million for the year ended December 31, 2005 compared to a loss of $4.5 million for the year ended December 31, 2004.

Loan Servicing Fees: Loan servicing fees increased to $76.1 million for the year ended December 31, 2005 from $40.6 million for the year ended December 31, 2004, an increase of $35.5 million, or 87.6%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $1.3 million for the year ended December 31, 2005 compared to $4.5 million for the year ended December 31, 2004, a decrease of $3.2 million, or 70.6%. This decrease partly offset the increase in loan servicing fees in 2005 versus 2004, as a result of an increase in loans serviced for others.

Amortization of MSRs: Amortization of MSRs increased to $51.8 million for the year ended December 31, 2005 from $32.6 million for the year ended December 31, 2004, an increase of $19.2 million, or 58.7%. The increase in amortization was due to a higher average servicing portfolio in 2005 versus 2004.

Impairment Provision of MSRs: We recognized a temporary impairment provision of $8.8 million for the year ended December 31, 2005 versus a temporary impairment provision of $12.4 million for the year ended December 31, 2004, resulting in an increase in net loan servicing fees of $3.6 million. The decrease in impairment provision in the year ended December 31, 2005 was due to higher interest rates, which resulted in a subsequent decrease in estimated future prepayment speeds versus the initial estimated future prepayment speeds used to value the MSR upon securitization.

The following table presents the net loan servicing fees (loss) for the years ended December 31, 2005 and 2004:

                                       Year Ended December 31,
                                      ------------------------
                                        2005          2004
                                      ------------------------

(In thousands)
Loan servicing fees                   $   76,096    $   40,571
Amortization                             (51,767)      (32,615)
Impairment reserve provision              (8,768)      (12,423)
                                      ------------------------
     Net loan servicing fees (loss)   $   15,561    $   (4,467)
                                      ========================

Other Non-Interest Income
-------------------------

Other non-interest income totaled $7.8 million for the year ended December 31, 2005, compared to $7.0 million for the year ended December 31, 2004. For the year ended December 31, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $4.3 million, rental income of $1.5 million and revenue from title services of $1.2 million. For the year ended December 31, 2004, other non-interest income primarily includes rental income of $2.1 million, reinsurance premiums earned totaling approximately $1.8 million, income from a legal settlement of $1.5 million, and revenue from title services of $1.0 million.

Non-Interest Expenses
---------------------

Our non-interest expenses for the year ended December 31, 2005 were $550.9 million compared to $315.9 million for the year ended December 31, 2004, an increase of $235.0 million, or 74.4%. The increase primarily reflects a $241.6 million rise in our Loan Origination segment non-interest expenses to $518.0 million, or 1.14% of total loan originations in 2005, from $276.4 million, or 1.20% of total loan originations in 2004.

Our operating expenses represent costs that are not eligible to be added to the book value of the loans because they are not considered to be certain direct origination costs under the rules of SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases." Direct origination costs are added to the book value of loans and either reduce the gain on sale of loans if the loans are sold or are amortized over the life of the loan.

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the year ended December 31, 2005 were $359.9 million, compared to $189.3 million for the year ended December 31, 2004, an increase of $170.6 million, or 90.1%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 6,544 at December 31, 2005 from 4,730 at December 31, 2004.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $190.9 million for the year ended December 31, 2005 compared to $126.5 million for the year ended December 31, 2004, an increase of $64.4 million, or 50.9%. The increase in operating expenses in 2005 versus 2004 includes a $21.2 million increase in occupancy and equipment expense, due to higher lease obligations and certain fixed asset expenses relating to the increased number of branches in the 2005 period.

Income Tax Benefit
------------------

A $17.7 million income tax benefit was recognized for the year ended December 31, 2005, compared to a benefit of $25.6 million for the year ended December 31, 2004. The decrease in income tax benefit in 2005 versus 2004 reflects a decrease in loss before income taxes relating to our TRS.

Loan Originations
-----------------

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the year ended December 31, 2005 were $45.3 billion compared to $23.1 billion for the year ended December 31, 2004, a 96.4% increase. Mortgage brokers, through our wholesale loan production offices, accounted for 54% of our loan originations for the year ended December 31, 2005 compared to 51% for the year ended December 31, 2004. Originations conducted through our retail loan production offices and internet call center were 45% of our loan originations for the year ended December 31, 2005 compared to 49% for the year ended December 31, 2004. During the year ended December 31, 2005, 1% of our loan originations were purchased from correspondents.

Comparison of the Years Ended December 31, 2004 and 2003

Overview

Net income for the year ended December 31, 2004 was $74.9 million compared to $73.8 million for the year ended December 31, 2003, an increase of $1.1 million, or 1.5%. This increase was the result of a $73.8 million decrease in income tax expense and a $63.9 million increase in net interest income, partly offset by a $130.8 million decrease in non-interest income and a $5.8 million increase in non-interest expenses. The $130.8 million decrease in non-interest income consists of a $242.5 million decrease in gain on sales of mortgage loans which includes a $30.7 million reduction associated with the Company's adoption of SAB No. 105, and a $0.2 million decrease in other non-interest income, partly offset by a $70.0 million increase in realized and unrealized gains on mortgage-backed securities and derivatives, a $40.0 million increase in gain on securitizations of mortgage loans and a $1.9 million increase in net loan servicing fees in 2004 versus 2003.

Net Interest Income

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the year ended December 31, 2004 compared to the year ended December 31, 2003:


(Dollars in thousands)                                           Year Ended December 31,
                                      -------------------------------------------------------------------------------
                                                      2004                                     2003
                                      --------------------------------------    -------------------------------------
                                        Average                   Average         Average                    Average
                                        Balance     Interest     Yield/Cost       Balance    Interest      Yield/Cost
                                      -----------   --------    ------------    ----------   --------     -----------
Interest earning assets:
  Mortgage-backed securities, net(1)   $5,268,631   $191,563            3.64%   $   64,755   $  2,337            3.61%
  Mortgage loans held for sale          2,289,517    122,743            5.36%    1,679,835    103,680            6.17%
                                      -----------   --------                    ----------   --------
                                        7,558,148    314,306            4.16%    1,744,590    106,017            6.08%
                                      -----------   --------                    ----------   --------

Interest bearing liabilities:
  Warehouse lines of credit(2)          1,349,435     53,650            3.98%    1,646,238     53,906            3.27%
  Commercial paper                        744,335     16,541            2.22%           --         --              --
  Reverse repurchase agreements(3)      4,976,437    124,637            2.50%       47,051        630            1.34%
  Collateralized debt obligations          56,207      1,775            3.16%           --         --              --
  Notes payable                           118,592      4,770            4.02%       65,915      2,450            3.72%
                                      -----------   --------                    ----------   --------
                                        7,245,006    201,373            2.78%    1,759,204     56,986            3.24%
                                      -----------   --------                    ----------   --------

Net interest income                                 $112,933                                 $ 49,031
                                                    ========                                 ========
Interest rate spread                                                    1.38%                                    2.84%
                                                                 ===========                               ==========
Net interest margin                                                     1.49%                                    2.81%
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

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the year ended December 31, 2004 compared to the year ended December 31, 2003:


                                    Year Ended December 31, 2004
                                             Compared to
(In thousands)                      Year Ended December 31, 2003
                                  ----------------------------------
                                  Average      Average
                                    Rate       Volume        Total
                                  --------    ---------    ---------

Mortgage-backed securities, net   $     18    $ 189,208    $ 189,226
Mortgage loans held for sale       (14,937)      34,000       19,063
                                  --------    ---------    ---------
Interest income                    (14,919)     223,208      208,289
                                  --------    ---------    ---------


Warehouse lines of credit           10,414      (10,670)        (256)
Commercial paper                        --       16,541       16,541
Reverse repurchase agreements        1,022      122,985      124,007
Collateralized debt obligations         --        1,775        1,775
Notes payable                          216        2,104        2,320
                                  --------    ---------    ---------
Interest expense                    11,652      132,735      144,387
                                  --------    ---------    ---------

Net interest income               $(26,571)   $  90,473    $  63,902
                                  ========    =========    =========


Interest Income: Interest income on mortgage-backed securities for the year ended December 31, 2004 was $191.5 million, compared to $2.3 million for the year ended December 31, 2003, a $189.2 million increase. This increase reflects the commencement of our holding mortgage-backed securities for net interest income on December 3, 2003, as a result of the reorganization of the Company into a REIT and the merger with Apex Mortgage Capital, Inc.

Interest income on our mortgage loans held for sale for the year ended December 31, 2004 was $122.8 million, compared to $103.7 million for the year ended December 31, 2003, an increase of $19.1 million, or 18.4%. The increase in loans held for sale interest income was primarily the result of an increase in average volume, partly offset by a decrease in average rate in 2004 versus 2003.

Interest Expense: We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $2.0 billion SLN program in 2004. Interest expense on warehouse lines of credit for the year ended December 31, 2004 was $53.6 million, compared to interest expense for the year ended December 31, 2003 of $53.9 million, a $0.3 million decrease. The decrease in warehouse lines of credit interest expense was primarily the result of a decrease in average volume, partly offset by an increase in average rate in 2004 versus 2003. In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans held for sale. Interest expense on commercial paper for the year ended December 31, 2004 was $16.5 million. The increase in commercial paper interest expense was due to borrowings in the year ended December 31, 2004 used to fund our increased loan inventory.

We borrowed funds under reverse repurchase agreements, a form of collateralized short-term borrowing, with nine different financial institutions as of December 31, 2004. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities. Total interest expense on reverse repurchase agreements for the year ended December 31, 2004 was $124.6 million, compared to interest expense for the year ended December 31, 2003 of $0.6 million, a $124.0 million increase. The increase in reverse repurchase agreements interest expense in 2004 versus 2003 was primarily the result of an increase in borrowings used to fund the growth of our mortgage-backed securities portfolio.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives

Gain on Sales of Mortgage Loans: Gain on sales of mortgage loans for the year ended December 31, 2004 totaled $134.1 million on non-securitized loans sales of $13.7 billion, compared to $376.6 million on loan sales of $20.8 billion for the year ended December 31, 2003. Prior to our conversion into a REIT in December 2003, our business strategy was to sell substantially all of the loans that we originated and recognize gain on sales of such loans. The decline in volume of loans sold in 2004 versus 2003 reflects our discontinued strategy of selling virtually all of the loans that we originated. The average gain on sale margin decreased to 0.98% in 2004 from 1.81% in 2003. The decline in average margin reflects higher broker fee expenses included as a reduction to gain on sale of loans as a result of the increased percentage of wholesale originations in 2004 versus the 2003 period. The change in fair value of IRLCs and mortgage loans held for sale included in gain on sales of mortgage loans in the year ended December 31, 2004 was reduced by $30.7 million, or 0.27% of non-securitized loan sales, on a pre-tax basis as a result of our adoption of SAB No. 105.

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

Loan Servicing Fees: Loan servicing fees increased to $40.6 million for the year ended December 31, 2004 from $39.1 million for the year ended December 31, 2003, an increase of $1.5 million, or 3.7%. Included in loan servicing fees are gains on Ginnie Mae early buy-out sales of $4.5 million for the year ended December 31, 2004 compared to $11.4 million for the year ended December 31, 2003, a decrease of $6.9 million, or 60.5%. This decrease partly offset the increase in loan servicing fees in 2004 versus 2003 as a result of an increase in loans serviced for others.

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

Our operating expenses represent costs that are not eligible to be added to the book value of the loans because they are not considered to be certain direct origination costs under the rules of SFAS No. 91. Direct origination costs are added to the book value of loans and either reduce the gain on sale of loans if the loans are sold or are amortized over the life of the loan.

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

Liquidity and Capital Resources

As of December 31, 2005, we had arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and had borrowed funds from nine of these firms. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of December 31, 2005, we had $9.8 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 4.40% before the impact of interest rate swaps and a weighted-average remaining maturity of four months.

To originate a mortgage loan, we draw against either a $3.3 billion SLN commercial paper program, a $2.0 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a facility of $1.5 billion with Bear Stearns, a $1.0 billion bank syndicated facility led by Bank of America, N.A. (which includes a $350 million term loan facility which we use to finance our MSRs), a facility of $750 million with Morgan Stanley Bank ("Morgan Stanley"), a $450 million facility with IXIS Real Estate Capital, Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), an early purchase program facility with Countrywide Home Loans, Inc. ("Countrywide") and a facility of $1.4 billion with Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. In addition, we have a gestation facility with Greenwich Capital Financial Products, Inc. ("Greenwich"). These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of our liabilities to our tangible net worth. At March 9, 2006, the aggregate outstanding balance under the commercial paper program was $3.1 billion, the aggregate outstanding balance under the warehouse facilities was $4.9 billion, the aggregate outstanding balance in drafts payable was $16.6 million and the aggregate maximum amount available for additional borrowings was $1.9 billion.

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

      o the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

      o the loan ceases to be an eligible loan (as determined pursuant to the applicable facility agreement).

As of December 31, 2005, our aggregate warehouse facility borrowings were $3.5 billion (including $21.6 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $20.8 million, compared to $735.8 million in aggregate warehouse facility borrowings (including $25.5 million of borrowings under a working capital sub-limit) and outstanding drafts payable of $26.2 million as of December 31, 2004. At December 31, 2005, our loans held for sale were $2.2 billion and our loans held for investment were $3.5 billion compared to loans held for sale of $4.9 billion at December 31, 2004.

In addition to the warehouse facilities, we have purchase and sale agreements with UBS, Greenwich Capital and Countrywide. These agreements allow us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Aggregate amounts sold and being held under these agreements at December 31, 2005 and December 31, 2004 were $3.2 billion and $443.8 million, respectively. Aggregate amounts so held under these agreements at March 9, 2006 were $2.9 billion. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

We make certain representations and warranties under the purchase and sale agreements regarding, among other things, the loans' compliance with laws and regulations, their conformity with the ultimate investors' underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, we may be required to repurchase the loans and/or indemnify the investor for damages caused by that breach. We have implemented strict procedures to ensure quality control and conformity to underwriting standards and minimize the risk of being required to repurchase loans. From time to time we have been required to repurchase loans that we sold; however, the liability for the fair value of those obligations has been immaterial.

We also have a $350.0 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on August 11, 2006. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At December 31, 2005 and December 31, 2004, borrowings under our term loan facility were $206.2 million and $108.6 million, respectively.

Cash and cash equivalents increased to $575.7 million at December 31, 2005 from $192.8 million at December 31, 2004.

Our primary sources of cash and cash equivalents during the year ended December 31, 2005, were as follows:

      o $28.2 billion of proceeds from principal received from sales of mortgage loans held for sale;

      o $16.2 billion of proceeds from securitizations of mortgage loans held for sale;

      o $4.1 billion of principal proceeds from sales of mortgage-backed securities;

      o     $2.7 billion increase in warehouse lines of credit, net;

      o     $2.7 billion increase in reverse repurchase agreements, net; and

      o     $2.3 billion of principal repayments of mortgage-backed securities.

Our primary uses of cash and cash equivalents during the year ended December 31, 2005, were as follows:

      o     $45.3 billion of origination of mortgage loans;

      o     $6.7 billion of purchases of mortgage-backed securities; and

      o     $4.7 billion of additions to mortgage-backed securities.

Cash and cash equivalents increased to $192.8 million at December 31, 2004, from $53.1 million at December 31, 2003.

Our primary sources of cash and cash equivalents during the year ended December 31, 2004, were as follows:

      o     $5.7 billion increase in reverse repurchase agreements;

      o     $2.0 billion increase in collateralized debt obligations;

      o     $529.8 million increase in commercial paper; and

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

Inflation

For the period 1997 to 2005, inflation has been relatively low and we believe that inflation has not had a material effect on our results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would reduce the number of loans we originate. Such a reduction could adversely affect our future results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are reasonably likely to be material to investors.

Commitments

We had the following commitments (excluding derivative financial instruments) at December 31, 2005:

                                               Less than 1
                                    Total         Year       1 - 3 Years   4 - 5 Years   After 5 Years
                                  ----------   -----------   -----------   -----------   -------------
(In thousands)
Warehouse liabilities             $3,474,191   $ 3,474,191   $        --   $        --   $          --
Commercial paper                   1,079,179     1,079,179            --            --              --
Reverse repurchase agreements      9,806,144     9,806,144            --            --              --
Collateralized debt obligations    1,057,906            --     1,032,008        25,898              --
Trust preferred securities           203,688            --            --            --         203,688
Notes payable                        319,309       207,009         2,383        86,053          23,864
Operating leases                     160,987        55,779        90,527        14,396             285


Risk Management

Movements in interest rates can pose a major risk to the Company in either a rising or declining interest rate environment. The Company depends on substantial borrowings to conduct its business. These borrowings are all done at variable interest rate terms, which will increase as short-term interest rates rise. Additionally, when interest rates rise, loans held for sale, loans held for investment and any applications in process with locked-in rates decrease in value. To preserve the value of such fixed-rate loans or applications in process with locked-in rates, agreements are executed for mandatory loan sales to be settled at future dates with fixed prices. These sales take the form of forward sales of mortgage-backed securities.

When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In those instances, the Company may be required to purchase loans at current market prices to fulfill existing mandatory loan sale agreements, thereby incurring losses upon sale. Additionally, when interest rates decline, the interest income we receive from our mortgage loans held for investment as well as mortgage loans held for sale will decrease. The Company uses an interest rate hedging program to manage these risks. Through this program, mortgage-backed securities are purchased and sold forward and options are acquired on treasury futures contracts.

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

The Company enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure when financing its ARM loans and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. The Company's ARM loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These Swap Agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the Swap Agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities. The Company's duration gap was approximately one month on December 31, 2005.

The following tables summarize our interest rate sensitive instruments as of December 31, 2005 and December 31, 2004:

                                                  December 31, 2005
                                          -------------------------------
                                              Carrying         Estimated
                                               Amount         Fair Value
                                          -----------------   -----------

Assets:
Mortgage-backed securities                $      10,602,104   $10,602,104
Derivative assets (1)                                44,594        96,176
Mortgage loans held for sale, net                 2,208,749     2,224,234
Mortgage loans held for investment, net           3,479,721     3,529,844
Mortgage servicing rights, net                      319,671       320,827

Liabilities:
Reverse repurchase agreements             $       9,806,144   $ 9,805,640
Collateralized debt obligations                   1,057,906     1,057,906
Derivative liabilities                               16,773        16,773


                                                 December 31, 2004
                                          -------------------------------
                                              Carrying         Estimated
                                               Amount         Fair Value
                                          -----------------   -----------

Assets:
Mortgage-backed securities                $       6,016,866   $ 6,016,866
Derivative assets (1)                                24,803        30,838
Mortgage loans held for sale, net                 4,853,394     4,931,366
Mortgage servicing rights, net                      151,436       152,467

Liabilities:
Reverse repurchase agreements             $       7,071,168   $ 7,065,072
Collateralized debt obligations                   2,022,218     2,022,218
Derivative liabilities                                1,860         1,860


(1) Derivative assets includes interest rate lockcommitments ("IRLCs") to fund mortgage loans. The carrying value excludes the value of the mortgage servicing rights ("MSRs") attached to the IRLCs in accordance with SEC SAB No l05. The fair value includes the value of MSRs.

Changes in fair value that are stated in the table below are derived based upon assuming immediate and equal changes to market interest rates of various maturities. The base or current interest rate curve is adjusted by the levels shown below:

                                                                               December 31, 2005
                                                                   -------------------------------------------
                                                                     -100        -50         +50        +100
                                                                    Basis       Basis       Basis      Basis
(In thousands)                                                      Points      Points     Points      Points
                                                                   --------    --------    -------    --------

Changes in fair value of mortgage-backed securities, net of the
   related financing and hedges                                    $(46,038)   $(17,465)   $   934    $(13,123)

Changes in fair value of mortgage loans held for investment, net
   of the related financing and hedges                                7,901       4,415     (5,836)    (12,065)

Changes in fair value of mortgage loans held for sale and
   interest rate lock commitments, net of the related financing
   and hedges                                                        (4,382)     (3,378)    (1,402)      2,569

Changes in fair value of mortgage servicing rights, net of the
   related financing                                                (47,270)    (21,670)     9,358      14,603

                                                                   --------    --------    -------    --------
Net change                                                         $(89,789)   $(38,098)   $ 3,054    $ (8,016)
                                                                   ========    ========    =======    ========

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

Newly Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and cost method investments. In September 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") No. EITF 03-01-1, "Effective Date of Paragraphs 10-20 of EITF 03-01." This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity's intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment", which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company's consolidated financial statements. Under SFAS No. 123R, the related compensation cost will be measured based on the fair value of the award at the date of grant. In March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which expresses views of the SEC Staff about the application of SFAS No. 123R. SFAS No. 123 requires only that the expense relating to employee stock options be disclosed in the footnotes to the consolidated financial statements. SFAS No. 123R will replace SFAS No. 123 and supersede APB Opinion No. 25. While SFAS No. 123R was originally to have been effective for interim and annual reporting periods beginning after June 15, 2005, the SEC, in April 2005, deferred the compliance date to the first annual reporting period beginning after June 15, 2005. SFAS No. 123R and the provisions of SAB No. 107 are not expected to have a material impact on the Company's consolidated financial statements when they are adopted, under the modified prospective method, on January 1, 2006; however, the Company continues to assess the potential impact that the adoption of SFAS No. 123R will have on the classification of tax deductions for stock-based compensation in the statement of cash flows. In addition, the Company's assessment of the estimated compensation charges is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of the Company's stock price and the timing and level of stock option exercise activity.

In July 2005, the FASB issued an exposure draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions an Interpretation of FASB Statement No. 109" (the "Interpretation"). This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes". An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained if audited by a tax authority based solely on the technical merits of the position. Individual tax positions that fail to meet the Interpretation's recognition threshold would result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The FASB expects to issue the Interpretation, along with any amendments, in the first quarter of 2006. Management of the Company does not believe the adoption of this currently proposed Interpretation will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In August 2005, the FASB issued an Exposure Draft, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." This Exposure Draft would amend FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and would require that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Exposure Draft would permit the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. In November 2005, the FASB announced the effective date of the Exposure Draft had been delayed and would be effective for fiscal years beginning after September 15, 2006. The Company is currently in the process of determining which methodology to use to value recognized servicing assets and liabilities and therefore has not yet determined the potential impact of the Exposure Draft on its consolidated financial position, results of operations or cash flows.

In August 2005, the FASB issued an Exposure Draft, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140." This Exposure Draft would amend FASB Statement No. 140 by addressing the criteria necessary for obtaining sales accounting on the transfer of all or a portion of financial assets as well as the requirements for qualification as a Qualified Special Purpose Entity ("QSPE"). The proposed changes to the criteria for obtaining sales accounting include a requirement that all arrangements or agreements, including those entered into subsequent to the sale, made in connection with the transfer of financial assets be considered in the determination of whether the financial assets were legally isolated from the transferor and its consolidated affiliates, the establishment of additional conditions for obtaining sales treatment on the transfer of a portion of a financial asset and the requirement that a transferee maintain the right to pledge or exchange the assets it receives and no condition exists that constrains the transferee from taking advantage of its right to pledge or exchange its assets, or provides more than a trivial benefit to the transferor. The proposed changes to the requirements for qualifying as a QSPE include prohibiting a QSPE from holding equity instruments, unless the equity instruments were received as a result of the efforts to collect its financial assets, as well as a requirement to evaluate whether a combination of involvements with a QSPE provide the holder of those involvements with an opportunity to obtain a more than trivial incremental benefit relative to the benefit that would be obtained if separate parties had those same involvements. In December 2005, the FASB announced the effective date of the Exposure Draft had been delayed. The final statement is expected to be issued in the second quarter of 2006. The Company is evaluating the potential impact of the Exposure Draft on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments." Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Management does not believe that SFAS No. 155 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the EITF Agenda Committee released "Transactions Involving the Purchase of Financial Assets and Simultaneous Repurchase of the Same Financial Assets with the Seller." This potential technical interpretation of GAAP relates to the accounting for transactions where assets are purchased from a counterparty and simultaneously financed through a repurchase agreement with that same counterparty, and whether these transactions create a derivative for the security purchase and a deposit receivable as part of the repurchase agreement, instead of the acquisition of assets with related financing recorded on the balance sheet. The Company has engaged in a limited number of transactions of this nature and currently accounts for these transactions as a purchase and subsequent financing. As of December 31, 2005, the Company had $10.6 billion of mortgage-backed securities, of which approximately $335.0 million have been acquired and financed with the same counterparty. If the Company were to change its current accounting based on this interpretation, management does not believe there would be a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is included in Item 7 of this report, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the Company's Consolidated Financial Statements, together with the Notes to Consolidated Financial Statements and Independent Auditors' Report, beginning on page F-1 of this report.

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

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company's Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited and issued a report on management's assessment of the Company's internal control over financial reporting. The report of Deloitte & Touche LLP appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Home Mortgage Investment Corp.

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting" that American Home Mortgage Investment Corp. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Princeton, New Jersey
March 15, 2006

Changes in Internal Control Over Financial Reporting

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of 2005.


ITEM 9B.  OTHER INFORMATION

NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company intends to file with the SEC a definitive proxy statement on
Schedule 14A in connection with the Company's 2006 Annual Meeting of Stockholders (the "Proxy Statement"), which will involve the election of directors, within 120 days after the end of the year covered by this Annual Report on Form 10-K. Information regarding directors and executive officers of the Company will be set forth in the Proxy Statement and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

                                         AMERICAN HOME MORTGAGE INVESTMENT CORP.


                                         By:  /s/ Michael Strauss
                                              ----------------------------------
                                              Name:   Michael Strauss
                                              Title:  Chairman, Chief Executive
                                                      Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                              Title                          Date

                                       Chairman, Chief Executive Officer
/s/ Michael Strauss                        and President
--------------------------------        (Principal Executive Officer)                 March 16, 2006
Michael Strauss

                                       Executive Vice President
/s/ Stephen A. Hozie                       and Chief Financial Officer                March 16, 2006
--------------------------------       (Principal Financial Officer
Stephen A. Hozie                           and Principal Accounting Officer)


/s/ John A. Johnston                   Director                                       March 16, 2006
--------------------------------
John A. Johnston


/s/ Nicholas R. Marfino                Director                                       March 16, 2006
--------------------------------
Nicholas R. Marfino


/s/ Michael A. McManus, Jr.            Director                                       March 16, 2006
--------------------------------
Michael A. McManus, Jr.


/s/ C. Cathleen Raffaeli               Director                                       March 16, 2006
--------------------------------
C. Cathleen Raffaeli



/s/ Kenneth P. Slosser                 Director                                       March 16, 2006
--------------------------------
Kenneth P. Slosser



/s/ Irving J. Thau                     Director                                       March 16, 2006
--------------------------------
Irving J. Thau

                          INDEX TO FINANCIAL STATEMENTS

AMERICAN HOME MORTGAGE INVESTMENT CORP.
TABLE OF CONTENTS
--------------------------------------------------------------------------------------------------
                                                                                        Page

   Report of Independent Registered Public Accounting Firm                               F-1

   Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004             F-2

   Consolidated Statements of Income for the Years Ended
     December 31, 2005, 2004 and 2003                                                    F-3

   Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2005, 2004 and 2003                                                    F-4

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2005, 2004 and 2003                                                    F-5

   Notes to Consolidated Financial Statements                                        F-6 - F-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Home Mortgage Investment Corp.

We have audited the accompanying consolidated balance sheets of American Home Mortgage Investment Corp. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Princeton, New Jersey
March 15, 2006

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                                             December 31,
                                                                                                    -------------------------------
(Dollars in thousands, except per share amounts)                                                        2005               2004
                                                                                                    ------------       ------------
Assets:
  Cash and cash equivalents                                                                         $    575,650       $    192,821
  Accounts receivable and servicing advances                                                             329,132            116,978
  Mortgage-backed securities (including securities pledged of
          $10,063,621 in 2005 and $5,968,969 in 2004)                                                 10,602,104          6,016,866
  Mortgage loans held for sale, net                                                                    2,208,749          4,853,394
  Mortgage loans held for investment, net of allowance of $2,142                                       3,479,721                 --
  Derivative assets                                                                                       44,594             24,803
  Mortgage servicing rights, net                                                                         319,671            151,436
  Premises and equipment, net                                                                             68,782             51,576
  Goodwill                                                                                                99,527             90,877
  Other assets                                                                                            26,815             57,046
                                                                                                    ------------       ------------
      Total assets                                                                                  $ 17,754,745       $ 11,555,797
                                                                                                    ============       ============
Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                                         $  3,474,191       $    735,783
  Drafts payable                                                                                          20,754             26,200
  Commercial paper                                                                                     1,079,179            529,790
  Reverse repurchase agreements                                                                        9,806,144          7,071,168
  Collateralized debt obligations                                                                      1,057,906          2,022,218
  Payable for securities purchased                                                                       261,539                 --
  Derivative liabilities                                                                                  16,773              1,860
  Trust preferred securities                                                                             203,688                 --
  Accrued expenses and other liabilities                                                                 277,476            152,413
  Notes payable                                                                                          319,309            135,761
  Income taxes payable                                                                                    30,770             54,342
                                                                                                    ------------       ------------
    Total liabilities                                                                                 16,547,729         10,729,535
                                                                                                    ------------       ------------

Commitments and contingencies (Note 17)                                                                       --                 --
Stockholders' Equity:
  Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized:
       9.75% Series A Cumulative Redeemable, 2,150,000 shares issued and outstanding
       in 2005 and 2004                                                                                   50,857             50,857
       9.25% Series B Cumulative Redeemable, 3,450,000 shares issued and outstanding
       in 2005 and 2004                                                                                   83,183             83,183
  Common stock, par value $0.01 per share, 100,000,000 shares authorized,
      49,639,646 shares issued and outstanding in 2005 and 40,288,077 shares
       issued and outstanding in 2004                                                                        496                403
  Additional paid-in capital                                                                             947,512            631,530
  Retained earnings                                                                                      203,778             99,628
  Accumulated other comprehensive loss                                                                   (78,810)           (39,339)
                                                                                                    ------------       ------------
    Total stockholders' equity                                                                         1,207,016            826,262
                                                                                                    ------------       ------------
      Total liabilities and stockholders' equity                                                    $ 17,754,745       $ 11,555,797
                                                                                                    ============       ============


See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                                                   Year Ended December 31,
                                                                                          -----------------------------------------
                                                                                             2005            2004           2003
                                                                                          ---------       ---------       ---------
Net interest income:
    Interest income                                                                       $ 727,685       $ 314,306       $ 106,017
    Interest expense                                                                       (526,653)       (201,373)        (56,986)
                                                                                          ---------       ---------       ---------
         Total net interest income                                                          201,032         112,933          49,031
                                                                                          ---------       ---------       ---------
    Provision for loan losses                                                                (2,142)             --              --
                                                                                          ---------       ---------       ---------
         Total net interest income after provision for loan losses                          198,890         112,933          49,031
                                                                                          ---------       ---------       ---------

Non-interest income:
    Gain on sales of mortgage loans                                                         335,065         134,099         376,605
    Gain on sales of current period securitized mortgage loans                              194,256          40,120             149
    Gain on sales of mortgage-backed securities and derivatives                              50,936              63           2,210
    Unrealized (loss) gain on mortgage-backed securities and derivatives                     (8,536)         75,460           3,272

    Loan servicing fees                                                                      76,096          40,571          39,125
    Amortization of mortgage servicing rights                                               (51,767)        (32,615)        (51,824)
    Impairment (provision) recovery of mortgage servicing rights                             (8,768)        (12,423)          6,334
                                                                                          ---------       ---------       ---------
         Net loan servicing fees (loss)                                                      15,561          (4,467)         (6,365)
                                                                                          ---------       ---------       ---------

    Other non-interest income                                                                 7,775           7,033           7,229
                                                                                          ---------       ---------       ---------
         Total non-interest income                                                          595,057         252,308         383,100
                                                                                          ---------       ---------       ---------

Non-interest expenses:
    Salaries, commissions and benefits, net                                                 359,949         189,393         204,939
    Occupancy and equipment                                                                  58,855          37,642          27,015
    Data processing and communications                                                       24,788          16,165          13,201
    Office supplies and expenses                                                             19,722          13,730          13,312
    Marketing and promotion                                                                  20,311          10,409          12,239
    Travel and entertainment                                                                 21,007          14,190           9,964
    Professional fees                                                                        14,232          12,159           7,547
    Other                                                                                    32,018          22,216          21,897
                                                                                          ---------       ---------       ---------
         Total non-interest expenses                                                        550,882         315,904         310,114
                                                                                          ---------       ---------       ---------

Net income before income tax (benefit) expense                                              243,065          49,337         122,017

Income tax (benefit) expense                                                                (17,721)        (25,575)         48,223
                                                                                          ---------       ---------       ---------

Net income                                                                                $ 260,786       $  74,912       $  73,794
                                                                                          =========       =========       =========

Dividends on preferred stock                                                                 13,217           3,988              --

                                                                                          ---------       ---------       ---------
Net income available to common shareholders                                               $ 247,569       $  70,924       $  73,794
                                                                                          =========       =========       =========

    Per share data:
      Basic                                                                               $    5.64       $    1.89       $    4.16
      Diluted                                                                             $    5.58       $    1.86       $    4.07

      Weighted average number of shares - basic                                              43,897          37,612          17,727
      Weighted average number of shares - diluted                                            44,375          38,087          18,113


See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                                                                                      Accumulated
                                                                          Additional                     Other         Total
                                              Preferred       Common       Paid-in      Retained     Comprehensive  Stockholders'
(Dollars in thousands)                          Stock         Stock        Capital      Earnings         Loss          Equity
                                             -----------   -----------   -----------   -----------    -----------    -----------
Balance at January 1, 2003                   $        --   $       167   $    95,785   $    68,144    $        --    $   164,096
                                             ===========   ===========   ===========   ===========    ===========    ===========
Comprehensive income:
  Net income                                          --            --            --        73,794             --         73,794
  Net change in unrealized gain on
    mortgage-backed securities available
    for sale                                          --            --            --            --          1,292          1,292
  Net change in unrealized loss on
    cash flow hedges                                  --            --            --            --         (6,035)        (6,035)
                                                                                                                     -----------
Comprehensive income                                                                                                      69,051
  Issuance of common stock - purchase
    of Apex Mortgage Capital, Inc.                    --            77       177,248            --             --        177,325
  Issuance of common stock - earnouts                 --             4         5,160            --             --          5,164
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                              --             4         2,772            --             --          2,776
  Issuance of common stock - warrants                 --            --           467            --             --            467
  Dividends declared on common stock                  --            --            --       (20,909)            --        (20,909)
                                             -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2003                 $        --   $       252   $   281,432   $   121,029    $    (4,743)   $   397,970
                                             ===========   ===========   ===========   ===========    ===========    ===========
Comprehensive income:
  Net income                                          --            --            --        74,912             --         74,912
  Net change in unrealized loss on
    mortgage-backed securities available
    for sale                                          --            --            --            --        (10,711)       (10,711)
  Net change in unrealized loss on cash
    flow hedges, net of amortization                  --            --            --            --        (23,885)       (23,885)
                                                                                                                     -----------
Comprehensive income:                                                                                                     40,316
  Issuance of Series A preferred stock
    - offering                                    50,857            --            --            --             --         50,857
  Issuance of Series B preferred stock
    - offering                                    83,183            --            --            --             --         83,183
  Issuance of common stock - offering                 --           144       339,647            --             --        339,791
  Issuance of common stock - earnouts                 --             2         5,577            --             --          5,579
  Issuance of common stock - 1999
    Omnibus Stock Incentive Plan                      --             5         3,275            --             --          3,280
  Tax benefit from stock options exercised            --            --         1,599            --             --          1,599
  Dividends declared on Series A
    preferred stock                                   --            --            --        (2,959)            --         (2,959)
  Dividends declared on Series B
    preferred stock                                   --            --            --        (1,029)            --         (1,029)
  Dividends declared on common stock                  --            --            --       (92,325)            --        (92,325)
                                             -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2004                 $   134,040   $       403   $   631,530   $    99,628    $   (39,339)   $   826,262
                                             ===========   ===========   ===========   ===========    ===========    ===========
Comprehensive income:
  Net income                                          --            --            --       260,786             --        260,786
  Net change in unrealized loss on
    mortgage-backed securities available
    for sale                                          --            --            --            --        (41,182)       (41,182)
  Net change in unrealized gain on
   cash flow hedges, net of amortization              --            --            --            --          1,711          1,711
                                                                                                                     -----------
Comprehensive income                                                                                                     221,315
  Issuance of common stock - offering                 --            90       304,033            --             --        304,123
  Issuance of common stock - earnouts                 --             2         5,990            --             --          5,992
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                              --             1         2,887            --             --          2,888
  Tax benefit from stock options exercised            --            --         3,072            --             --          3,072
  Dividends declared on Series A
    preferred stock                                   --            --            --        (5,241)            --         (5,241)
  Dividends declared on Series B
   preferred stock                                    --            --            --        (7,978)            --         (7,978)
  Dividends declared on common stock                  --            --            --      (143,417)            --       (143,417)
                                             -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2005                 $   134,040   $       496   $   947,512   $   203,778    $   (78,810)   $ 1,207,016
                                             ===========   ===========   ===========   ===========    ===========    ===========


See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                         Year Ended December 31,
                                                                              --------------------------------------------
                                                                                  2005            2004            2003
                                                                              ------------    ------------    ------------
Cash flows from operating activities:
Net income                                                                    $    260,786    $     74,912    $     73,794
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                                       11,730           8,404           6,023
Provision for loan losses                                                            2,142              --              --
Amortization and impairment of mortgage servicing rights                            60,535          45,038          45,490
Accretion and amortization of mortgage-backed securities, net                        2,362          27,315             130
Deferred cash flow hedge gain (loss), net of amortization                           20,133          (4,218)             --
Loss (gain) on sales of mortgage-backed securities and derivatives                   7,478           4,929          (2,210)
Unrealized loss (gain) on mortgage-backed securities                               162,033          (6,916)         (3,272)
Unrealized gain on free standing derivatives                                       (39,397)        (41,077)             --
Increase (decrease) in forward delivery contracts                                   14,912          (4,798)          3,190
Capitalized mortgage servicing rights on securitized loans                        (169,876)        (59,703)         (5,333)
Capitalized mortgage servicing rights on sold loans                                (58,893)        (18,987)        (48,918)
(Increase) decrease in interest rate lock commitments                               (2,061)         18,586           9,234
Increase in mortgage loan basis adjustments                                        (24,480)         (8,606)        (13,950)
Other                                                                                  573            (757)            661
(Increase) decrease in operating assets:
           Accounts receivable                                                    (201,812)        (27,711)        (24,019)
           Servicing advances                                                      (10,342)         (4,956)         (4,829)
           Income taxes receivable                                                  25,797         (25,797)             --
           Other assets                                                              4,434         (17,333)         (5,117)
Increase (decrease) in operating liabilities:
           Accrued expenses and other liabilities                                  105,516          61,226          (7,989)
           Income taxes payable                                                    (23,138)        (12,460)         23,847

Origination of mortgage loans held for sale                                    (41,778,860)    (23,069,085)    (21,705,251)
Principal received from sales of mortgage loans held for sale                   28,165,622      13,716,001      20,806,549
Proceeds from securitizations of mortgage loans held for sale                   16,185,841       5,686,825         520,806
Additions to mortgage-backed securities and derivatives                         (4,650,656)     (3,818,014)       (531,137)
Principal proceeds from sales of self-originated mortgage-backed securities      2,437,415       2,020,635          54,437
Cash received from residual assets in securitizations                              102,484          25,165              --
Principal repayments of mortgage-backed securities                                 767,537         308,791             159
                                                                              ------------    ------------    ------------
           Net cash provided by (used in) operating activities                   1,377,815      (5,122,591)       (807,705)
                                                                              ------------    ------------    ------------

Cash flows from investing activities:
Purchases of premises and equipment                                                (28,936)        (18,242)        (34,760)
Origination of mortgage loans held for investment                               (3,519,146)             --              --
Proceeds from repayments of mortgage loans held for investment                      80,721              --              --
Purchases of mortgage-backed securities                                         (6,650,130)     (5,293,484)     (1,286,211)
Principal proceeds from sales of purchased mortgage-backed securities            1,698,060       1,589,297         509,424
Principal repayments of purchased mortgage-backed securities                     1,553,467         917,472           7,318
Acquisition of businesses, net of cash acquired                                         --              --           6,378
Other                                                                                   --            (244)         (3,315)
                                                                              ------------    ------------    ------------
           Net cash used in investing activities                                (6,865,964)     (2,805,201)       (801,166)
                                                                              ------------    ------------    ------------

Cash flows from financing activities:
Increase (decrease) in warehouse lines of credit, net                            2,738,408        (385,977)        393,294
Increase in reverse repurchase agreements, net                                   2,734,976       5,726,841       1,014,677
(Decrease) increase in collateralized debt obligations                            (964,312)      2,022,218              --
Increase (decrease) in payable for securities purchased                            261,539        (259,701)        219,451
Increase in commercial paper, net                                                  549,389         529,790              --
(Decrease) increase in drafts payable, net                                          (5,446)            575         (16,974)
Increase in trust preferred securities                                             203,688              --              --
Increase in notes payable, net                                                     183,548          36,106          31,394
Proceeds from issuance of preferred stock                                               --         135,482              --
Proceeds from issuance of common stock                                             306,277         343,413           2,761
Dividends paid                                                                    (137,089)        (81,282)         (7,000)
                                                                              ------------    ------------    ------------
           Net cash provided by financing activities                             5,870,978       8,067,465       1,637,603
                                                                              ------------    ------------    ------------

Net increase in cash and cash equivalents                                          382,829         139,673          28,732
Cash and cash equivalents, beginning of period                                     192,821          53,148          24,416
                                                                              ------------    ------------    ------------

Cash and cash equivalents, end of period                                      $    575,650    $    192,821    $     53,148
                                                                              ============    ============    ============
Supplemental disclosure of cash flow information:
Interest paid                                                                 $    498,936    $    146,033    $     58,668
Income taxes paid                                                                    1,028           9,708          25,748


See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American Home Mortgage Investment Corp. ("AHM Investment") is a mortgage REIT focused on earning net interest income from mortgage loans and securities, and through its taxable subsidiaries, on earning income from originating and selling mortgage loans and servicing mortgage loans for institutional investors. Mortgages are originated through a network of loan origination offices and mortgage brokers or are purchased from correspondents, and are serviced at the Company's Irving, Texas servicing center. As used herein, references to the "Company," "American Home," "we," "our" and "us" refer to AHM Investment collectively with its subsidiaries.

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

Mortgage Loans Held for Investment - Mortgage loans held for investment represent loans securitized through transactions structured as financings, or pending securitization through transactions that are expected to be structured as financings. Mortgage loans held for investment are carried at the aggregate of their remaining unpaid principal balances, plus net deferred origination costs, less any related charge-offs and allowance for loan losses. Loan fees and direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method.

Allowance for Losses on Mortgage Loans Held for Investment - The Company maintains an allowance for loan losses for its mortgage loans held for investment, based on the Company's estimate of current existing losses. Additions to the allowance for loan losses are based on assessments of certain factors, including historical loan loss experience of similar types of loans, the Company's loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of collateral securing the loans, and current and anticipated economic and interest rate conditions. Evaluation of these factors involves subjective estimates and judgments that may change. Additions to the allowance for loan losses are provided through a charge to income and recorded within provision for loan losses in the consolidated statements of income. The allowance for loan losses is reduced by subsequent charge-offs, net of recoveries.

Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") are carried at the lower of cost or fair value, based on defined interest rate risk strata, and the gross MSR asset is amortized in proportion to and over the period of estimated net servicing income. When the Company sells certain loans and retains the servicing rights, it allocates the cost basis of the loans between the assets sold and the MSRs based on their relative fair values on the date of sale.

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

Goodwill - Goodwill represents the excess purchase price over the fair value of net assets acquired from business acquisitions. The Company tests for impairment at least annually and will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. The Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to the Company's loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to the Company's mortgage holdings segment includes a forecast of the expected future net interest income, gain on mortgage-backed securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies. We further test to ensure that the fair value of all of our business units does not exceed our total market capitalization.

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

Collateralized Debt Obligations - The Company has issued adjustable-rate collateralized debt obligations ("CDOs") to finance certain portions of its mortgage loans. The collateralized debt obligations are collateralized by adjustable-rate mortgage ("ARM") loans that have been placed in a trust and bear interest rates that have historically moved in close relationship to the LIBOR. Collateralized debt obligations are accounted for as borrowings and recorded as a liability on the consolidated balance sheet.

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

Trust Preferred Securities - The Company formed wholly-owned statutory business trusts (the "Trusts") for the purpose of issuing trust preferred securities. The Company does not consolidate its Trusts and results in a liability to the Trusts, which is recorded in trust preferred securities on the consolidated balance sheets. The securities begin to mature in 2035 and bear interest at rates ranging from LIBOR +265 basis points to LIBOR +300 basis points.

Drafts Payable - Drafts payable represent outstanding mortgage loan disbursements that the Company has provided to its customers for the purchase of a home. The amounts outstanding do not bear interest and the obligation is transferred into one of the Company's warehouse facilities when the related draft is presented to a bank.

Derivative Financial Instruments - The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

Interest Rate Lock Commitments("IRLCs"). The Company's mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria and have locked their terms and rates. The Company uses mortgage forward delivery contracts to economically hedge the IRLCs. The Company classifies and accounts for the IRLCs associated with loans expected to be sold as free-standing derivatives. Accordingly, IRLCs related to loans held for sale are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs initiated on or before March 31, 2004 is determined by an estimate of the ultimate gain on sale of the loans, including the value of MSRs, net of estimated net costs to originate the loan. In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105 ("SAB No. 105"), which provided industry guidance that changed the timing of recognition of the value of MSRs for IRLCs initiated after March 31, 2004. In SAB No. 105, the SEC stated that the value of expected future cash flows related to MSRs should be excluded when determining the fair value of derivative IRLCs. Under the policy in effect as of April 1, 2004, the value of the expected future cash flows related to MSRs is not recognized until the underlying loans are sold.

Forward Delivery Commitments Used to Economically Hedge IRLCs. The Company uses mortgage forward delivery contracts to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

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

Loan Origination Fees and Direct Origination Costs - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold. When loans held for investment are securitized, net deferred origination costs are amortized over the life of the loan using the level-yield method and such amounts adjust interest income. When loans are securitized and held as trading securities, net deferred origination costs are an adjustment to the cost of the security and such amounts affect the amount recorded as unrealized gain on mortgage-backed securities and derivatives. Gain on sales of mortgage loans and salaries, commissions and benefits have been reduced by $157.6 million, $105.0 million and $87.1 million due to direct loan origination costs, including commission costs, incurred for the years ended December 31, 2005, 2004 and 2003, respectively.

Interest Recognition - The Company accrues interest income as it is earned and interest expense as it is incurred. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

The following table presents pro forma net income available to common shareholders, basic earnings per share and diluted earnings per share had compensation cost been determined based on the fair value at the grant dates for awards under the Plan:


                                                                    Year Ended December 31,
                                                           -----------------------------------------
                                                              2005           2004           2003
(In thousands, except per share data)                      -----------    -----------    -----------
Net income available to common
   shareholders - as reported                              $   247,569    $    70,924    $    73,794

Less: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                      (1,227)        (1,188)          (724)
                                                           -----------    -----------    -----------

Net income available to common
   shareholders - pro forma                                $   246,342    $    69,736    $    73,070
                                                           ===========    ===========    ===========

Earnings per share:
    Basic - as reported                                    $      5.64    $      1.89    $      4.16
    Basic - pro forma                                      $      5.61    $      1.85    $      4.12

    Diluted - as reported                                  $      5.58    $      1.86    $      4.07
    Diluted - pro forma                                    $      5.55    $      1.83    $      4.03


In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company's consolidated financial statements. Under SFAS No. 123R, the related compensation cost will be measured based on the fair value of the award at the date of grant. In March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which expresses views of the SEC Staff about the application of SFAS No. 123R. SFAS No. 123 requires only that the expense relating to employee stock options be disclosed in the footnotes to the consolidated financial statements. SFAS No. 123R will replace SFAS No. 123 and supersede APB Opinion No. 25. While SFAS No. 123R was originally to have been effective for interim and annual reporting periods beginning after June 15, 2005, the SEC, in April 2005, deferred the compliance date to the first annual reporting period beginning after June 15, 2005. SFAS No. 123R and the provisions of SAB No. 107 are not expected to have a material impact on the Company's consolidated financial statements when they are adopted, under the modified prospective method, on January 1, 2006; however, the Company continues to assess the potential impact that the adoption of SFAS No. 123R will have on the classification of tax deductions for stock-based compensation in the statement of cash flows. In addition, the Company's assessment of the estimated compensation charges is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of the Company's stock price and the timing and level of stock option exercise activity.

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

Recently Issued Accounting Standards -

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and cost method investments. In September 2004, the FASB issued Staff Position ("FSP") No. EITF 03-01-1, "Effective Date of Paragraphs 10-20 of EITF 03-01." This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity's intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In July 2005, the FASB issued an exposure draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions an Interpretation of FASB Statement No. 109" (the "Interpretation"). This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes". An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained if audited by a tax authority based solely on the technical merits of the position. Individual tax positions that fail to meet the Interpretation's recognition threshold would result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The FASB expects to issue the Interpretation, along with any amendments, in the first quarter of 2006. Management of the Company does not believe the adoption of this currently proposed Interpretation will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In August 2005, the FASB issued an Exposure Draft, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." This Exposure Draft would amend FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and would require that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Exposure Draft would permit the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. In November 2005, the FASB announced the effective date of the Exposure Draft had been delayed and would be effective for fiscal years beginning after September 15, 2006. The Company is currently in the process of determining which methodology to use to value recognized servicing assets and liabilities and therefore has not yet determined the potential impact of the Exposure Draft on its consolidated financial position, results of operations or cash flows.

In August 2005, the FASB issued an Exposure Draft, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140." This Exposure Draft would amend FASB Statement No. 140 by addressing the criteria necessary for obtaining sales accounting on the transfer of all or a portion of financial assets as well as the requirements for qualification as a Qualified Special Purpose Entity ("QSPE"). The proposed changes to the criteria for obtaining sales accounting include a requirement that all arrangements or agreements, including those entered into subsequent to the sale, made in connection with the transfer of financial assets be considered in the determination of whether the financial assets were legally isolated from the transferor and its consolidated affiliates, the establishment of additional conditions for obtaining sales treatment on the transfer of a portion of a financial asset and the requirement that a transferee maintain the right to pledge or exchange the assets it receives and no condition exists that constrains the transferee from taking advantage of its right to pledge or exchange its assets, or provides more than a trivial benefit to the transferor. The proposed changes to the requirements for qualifying as a QSPE include prohibiting a QSPE from holding equity instruments, unless the equity instruments were received as a result of the efforts to collect its financial assets, as well as a requirement to evaluate whether a combination of involvements with a QSPE provide the holder of those involvements with an opportunity to obtain a more than trivial incremental benefit relative to the benefit that would be obtained if separate parties had those same involvements. In December 2005, the FASB announced the effective date of the Exposure Draft had been delayed. The final statement is expected to be issued in the second quarter of 2006. The Company is evaluating the potential impact of the Exposure Draft on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments." Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Management does not believe that SFAS No. 155 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the EITF Agenda Committee released "Transactions Involving the Purchase of Financial Assets and Simultaneous Repurchase of the Same Financial Assets with the Seller." This potential technical interpretation of GAAP relates to the accounting for transactions where assets are purchased from a counterparty and simultaneously financed through a repurchase agreement with that same counterparty, and whether these transactions create a derivative for the security purchase and a deposit receivable as part of the repurchase agreement, instead of the acquisition of assets with related financing recorded on the balance sheet. The Company has engaged in a limited number of transactions of this nature and currently accounts for these transactions as a purchase and subsequent financing. As of December 31, 2005, the Company had $10.6 billion of mortgage-backed securities, of which approximately $335.0 million have been acquired and financed with the same counterparty. If the Company were to change its current accounting based on this interpretation, management does not believe there would be a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 - ACCOUNTS RECEIVABLE AND SERVICING ADVANCES

The following table presents the Company's accounts receivable and servicing advances as of December 31, 2005 and 2004:

                                                        December 31,
                                                    -------------------
(In thousands)                                        2005      2004
                                                    -------------------
Loan sales receivables                              $167,953   $ 26,367
Accrued interest on mortgage-backed securities
  and derivatives                                     77,954     46,089
Accrued interest on mortgage loans                    21,480      4,106
Tax and insurance advances                            19,979      8,388
Foreclosure advances                                  15,060     16,309
Other                                                 26,706     15,719
                                                    --------   --------

Accounts receivable and servicing advances          $329,132   $116,978
                                                    ========   ========

NOTE 3 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities available for sale as of December 31, 2005 and 2004:


                                                          December 31, 2005
                                ----------------------------------------------------------------------
                                                  Gross Unrealized  Gross Unrealized
                                  Adjusted Cost        Gains            Losses           Fair Value
                                ---------------   ---------------   ---------------    ---------------
(In thousands)
Agency securities               $       135,545   $            --   $        (5,225)   $       130,320

Privately issued:
   Rated                              7,282,916             4,562           (49,963)         7,237,515
   Unrated                                7,176                25                --              7,201
                                ---------------   ---------------   ---------------    ---------------
Securities available for sale   $     7,425,637   $         4,587   $       (55,188)   $     7,375,036
                                ===============   ===============   ===============    ===============


                                                          December 31, 2004
                                ----------------------------------------------------------------------
                                                  Gross Unrealized  Gross Unrealized
                                  Adjusted Cost        Gains            Losses           Fair Value
                                ---------------   ---------------   ---------------    ---------------
(In thousands)
Agency securities               $       620,196   $            17   $        (7,700)   $       612,513

Privately issued:
   Rated                              3,584,211            10,791           (12,527)         3,582,475
   Unrated                               15,952                --                --             15,952
                                ---------------   ---------------   ---------------    ---------------
Securities available for sale   $     4,220,359   $        10,808   $       (20,227)   $     4,210,940
                                ===============   ===============   ===============    ===============

The following table presents the Company's mortgage-backed securities available for sale in an unrealized loss position as of December 31, 2005 and 2004:


                                                                    December 31, 2005
                                -----------------------------------------------------------------------------------------
                                   Less Than 12 Months             12 Months or More                    Total
                                ---------------------------    ---------------------------    ---------------------------
                                                   Gross                         Gross                          Gross
                                                 Unrealized                    Unrealized                     Unrealized
                                 Fair Value        Losses       Fair Value       Losses        Fair Value       Losses
                                ---------------------------    ---------------------------    ---------------------------
(In thousands)
Agency securities               $         --   $         --    $    130,320   $     (5,225)   $    130,320   $     (5,225)

Privately issued:
  Rated                            3,834,893        (29,230)        926,942        (20,733)      4,761,835        (49,963)
                                ---------------------------    ---------------------------    ---------------------------
Securities available for sale   $  3,834,893   $    (29,230)   $  1,057,262   $    (25,958)   $  4,892,155   $    (55,188)
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
                                ===========================    ===========================    ===========================

The Company has evaluated its mortgage-backed securities available for sale in an unrealized loss position for twelve months or more and determined there was no permanent impairment as of December 31, 2005.

The following table presents the Company's mortgage-backed trading securities as of December 31, 2005 and 2004:

                                                    December 31,
                                          -------------------------------
                                             2005                 2004
                                          -------------------------------
                                                     Fair Value
                                          -------------------------------
(In thousands)

Privately issued:
   Rated                                  $2,997,650           $1,751,335
   Unrated                                   229,418               54,591
                                          ----------           ----------
Trading securities                        $3,227,068           $1,805,926
                                          ==========           ==========

During the year ended December 31, 2005, the Company recorded $45.1 million in unrealized losses on trading securities that related to trading securities held at December 31, 2005.

During the year ended December 31, 2005, the Company sold $4.1 billion of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $37.4 million in gains, net of hedges. During the year ended December 31, 2005, the Company securitized and held in its portfolio $4.4 billion of mortgage-backed securities.

The Company's mortgage-backed securities held at December 31, 2005 are primarily either agency obligations or are rated AAA or AA by Standard & Poor's.

The Company has credit exposure on $15.1 billion and $3.9 billion of loans it has securitized privately as of December 31, 2005 and 2004, respectively. The following table summarizes the loan delinquency information as of December 31, 2005 and 2004:

                                               December 31, 2005
                      ----------------------------------------------------------------------
(Dollars in thousands)
                                                           Percentage of      Percentage of
Delinquency Status      Loan Count        Loan Balance    Total Portfolio     Total Assets
-------------------   ---------------   ---------------   ---------------    ---------------
60 to 89 days                      49   $        10,194              0.07%              0.06%
90 and greater days                82            13,596              0.09%              0.08%
Foreclosure                       451           119,181              0.79%              0.67%
                      ---------------   ---------------   ---------------    ---------------
                                  582   $       142,971              0.95%              0.81%
                      ===============   ===============   ===============    ===============



                                               December 31, 2004
                      ----------------------------------------------------------------------
(Dollars in thousands)
                                                           Percentage of      Percentage of
Delinquency Status      Loan Count        Loan Balance    Total Portfolio     Total Assets
-------------------   ---------------   ---------------   ---------------    ---------------
60 to 89 days                       6   $         2,018              0.05%              0.02%
90 and greater days                 2               418              0.01%               ---%
Foreclosure                        48            13,666              0.35%              0.12%
                      ---------------   ---------------   ---------------    ---------------
                                   56   $        16,102              0.41%              0.14%
                      ===============   ===============   ===============    ===============

As of December 31, 2005 and 2004, the fair value of residual assets from securitizations reported in mortgage-backed securities was $276.0 million and $108.0 million, respectively.

The significant assumptions used in estimating the fair value of residual cash flows as of December 31, 2005 and 2004 were as follows:


                                            December 31, 2005    December 31, 2004
                                            -----------------    ----------------
Weighted-average prepayment speed (CPR)                 30.63%               27.27%
Weighted-average discount rate                          16.52%               17.83%
Weighted-average annual default rate                     0.54%                0.49%


The table below illustrates hypothetical fair values of the Company's residual assets as of December 31, 2005 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

Fair value of residual assets as of December 31, 2005       $ 276,016

                                                         Fair         Change in
                                                         Value        Fair Value
                                                        ------------------------
Prepayment speed:
       Impact of adverse 10% change                     $255,101       $(20,915)
       Impact of adverse 20% change                      240,625        (35,391)

Discount rate:
       Impact of adverse 10% change                      262,345        (13,671)
       Impact of adverse 20% change                      253,405        (22,611)

Default rate:
       Impact of adverse 10% change                      263,094        (12,922)
       Impact of adverse 20% change                      259,443        (16,573)


These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution.

NOTE 4 - MORTGAGE LOANS, NET

The following table presents the Company's mortgage loans held for sale, net, as of December 31, 2005 and 2004:

                                           December 31,
                                    --------------------------
(In thousands)                         2005           2004
                                    -----------    -----------
Mortgage loans held for sale        $ 2,190,062    $ 4,815,749
SFAS No. 133 basis adjustments           (2,099)            40
Deferred origination costs, net          20,786         37,605
                                    -----------    -----------
Mortgage loans held for sale, net   $ 2,208,749    $ 4,853,394
                                    ===========    ===========

During the year ended December 31, 2005, the Company sold non-securitized mortgage loans to third parties totaling $28.5 billion and realized $335.1 million in gains.

During the year ended December 31, 2005, the Company securitized mortgage loans totaling $16.7 billion, of which $12.3 billion were sold, and realized $194.3 million in gains.

The following table presents the Company's mortgage loans held for investment, net, as of December 31, 2005:

                                          December 31,
(In thousands)                                2005
                                          -----------
Mortgage loans held for investment        $ 3,438,425
Deferred origination costs, net                43,438
Allowance for loan losses                      (2,142)
                                          -----------
Mortgage loans held for investment, net   $ 3,479,721
                                          ===========


During the year ended December 31, 2005, the Company provided a $2.1 million allowance for loan losses through a charge to provision for loan losses. There were no subsequent charge-offs, net of recoveries, to the allowance for loan losses in the year ended December 31, 2005.

The following tables summarize loan delinquency information as of December 31, 2005 for the Company's mortgage loans held for sale and mortgage loans held for investment:

                                  Mortgage Loans Held for Sale
                      ---------------------------------------------------
                                      December 31, 2005
                      ---------------------------------------------------
(Dollars in thousands)
                                                           Percentage of
Delinquency Status      Loan Count        Loan Balance    Total Portfolio
-------------------   ---------------   ---------------   ---------------
60 to 89 days                      15   $         2,404              0.11%
90 and greater days                51             6,530              0.30%
Foreclosure                        32             4,824              0.22%
                      ---------------   ---------------   ---------------
                                   98   $        13,758              0.63%
                      ===============   ===============   ===============


                               Mortgage Loans Held for Investment
                      ---------------------------------------------------
                                      December 31, 2005
                      ---------------------------------------------------
(Dollars in thousands)
                                                           Percentage of
Delinquency Status      Loan Count        Loan Balance    Total Portfolio
-------------------   ---------------   ---------------   ---------------
60 to 89 days                      23   $         2,898              0.08%
90 and greater days                26             2,489              0.07%
Foreclosure                        49             8,797              0.26%
                      ---------------   ---------------   ---------------
                                   98   $        14,184              0.41%
                      ===============   ===============   ===============

NOTE 5 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of December 31, 2005 and 2004:

                                                          December 31,
                                                   ---------------------------
(In thousands)                                         2005           2004
                                                   ------------   ------------
Derivative Assets
Interest rate swaps                                $     30,508   $     11,319
Interest rate lock commitments                           14,086         12,025
Interest rate caps - free standing derivatives               --          1,459
                                                   ------------   ------------
Derivative assets                                  $     44,594   $     24,803
                                                   ============   ============

Derivative Liabilities
Forward delivery contracts - loan commitments      $      8,659   $        896
Forward delivery contracts - loans held for sale          8,114            964
                                                   ------------   ------------
Derivative liabilities                             $     16,773   $      1,860
                                                   ============   ============

As of December 31, 2005, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $2.2 billion and $8.7 billion, respectively.

As of December 31, 2004, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $954 million and $3.4 billion, respectively.

During the year ended December 31, 2005, the Company realized $13.6 million in gains on sales of interest rate swap agreements associated with its securitizations of mortgage loans. During the year ended December 31, 2004, the Company realized $3.4 million in losses on sales of interest rate swap agreements associated with its securitizations of mortgage loans. These gains are recorded in gain (loss) on sales of mortgage-backed securities and derivatives in the consolidated statements of income.

During the year ended December 31, 2004, the Company realized $6.1 million in losses on sales of interest rate swap agreements associated with its sales of mortgage-backed securities. These losses are recorded in gain on sales of mortgage-backed securities and derivatives in the consolidated statements of income.

During the year ended December 31, 2005, the Company recognized in earnings $36.6 million in unrealized gains on free standing derivatives. These gains are recorded in unrealized (loss) gain on mortgage-backed securities and derivatives in the consolidated statements of income.

The Company's forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the consolidated balance sheets was insignificant as of December 31, 2005 and 2004.

As of December 31, 2005 and 2004, the unrealized loss on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was a loss of $28.2 million and $29.9 million, respectively.

The following table presents the Company's estimate of amounts that will be reclassified from accumulated other comprehensive loss to interest expense:

(In thousands)
   Twelve months ended December 31, 2006                       $ 11,555
   Twelve months ended December 31, 2007                          6,291
   Twelve months ended December 31, 2008                          4,786
   Twelve months ended December 31, 2009                          1,114
   Twelve months ended December 31, 2010                            105


NOTE 6 - MORTGAGE SERVICING RIGHTS, NET

The following table presents the activity in the Company's mortgage servicing rights, net, for the years ended December 31, 2005, 2004 and 2003:

                                             Year Ended December 31,
                                  --------------------------------------------
(In thousands)                        2005            2004            2003
                                  ------------    ------------    ------------
Mortgage Servicing Rights
Balance at beginning of period    $    163,374    $    121,652    $    119,225
Additions                              228,770          78,690          54,251
Amortization                           (51,767)        (32,615)        (51,824)
Other than temporary impairment             --          (4,353)             --
                                  ------------    ------------    ------------

Balance at end of period          $    340,377    $    163,374    $    121,652
                                  ------------    ------------    ------------

Impairment Allowance
Balance at beginning of period    $    (11,938)   $     (3,868)   $    (10,202)
Impairment (provision) recovery         (8,768)        (12,423)          6,334
Other than temporary impairment             --           4,353              --
                                  ------------    ------------    ------------
Balance at end of period          $    (20,706)   $    (11,938)   $     (3,868)
                                  ------------    ------------    ------------

Mortgage servicing rights, net    $    319,671    $    151,436    $    117,784
                                  ============    ============    ============

Aggregate Amortization Expense
------------------------------
   Year ended December 31, 2005                            $ 51,767


Estimated Amortization Expense
------------------------------
   Year ended December 31, 2006                            $ 64,723
   Year ended December 31, 2007                              56,908
   Year ended December 31, 2008                              44,674
   Year ended December 31, 2009                              34,642
   Year ended December 31, 2010                              25,925
    Thereafter                                              113,505

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

The estimated fair value of MSRs is determined by obtaining a market valuation from an independent MSR broker. To determine the market value of MSRs, the MSR broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates that market participants use to trade similar MSRs. Market assumptions are held constant over the life of the portfolio.

The significant assumptions used in estimating the fair value of MSRs at December 31, 2005 and 2004 were as follows:

                                          December 31, 2005   December 31, 2004
                                          -----------------   -----------------
Weighted-average prepayment speed (PSA)                 315                 316
Weighted-average discount rate                        11.94%              10.37%
Weighted-average default rate                          2.78%               2.76%


The table below illustrates hypothetical fair values of the Company's MSRs at December 31, 2005 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

Fair value of MSRs at December 31, 2005   $ 320,827

                                                                     Change in
                                                   Fair Value       Fair Value
                                                   -----------      -----------
Prepayment speed:
              Impact of adverse 10% change           $ 310,796       $ (10,031)
              Impact of adverse 20% change             301,072         (19,755)

Discount rate:
              Impact of adverse 10% change             314,121          (6,706)
              Impact of adverse 20% change             307,419         (13,408)

Default rate:
              Impact of adverse 10% change             320,760             (67)
              Impact of adverse 20% change             320,693            (134)

These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution.

The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at December 31, 2005 and 2004:


                                                       December 31, 2005    December 31, 2004
                                                       -----------------    -----------------
                                                                (Dollars in thousands)
Loan servicing portfolio - loans sold or securitized   $      25,044,676    $      11,955,608
ARM loans as a percentage of total loans                              73%                  60%
Average loan size                                      $             194    $             156
Weighted-average servicing fee                                     0.330%               0.348%
Weighted-average note rate                                          5.79%                5.48%
Weighted-average remaining term (in months)                          337                  318
Weighted-average age (in months)                                      15                   20


NOTE 7 - PREMISES AND EQUIPMENT, NET

The following table presents the Company's premises and equipment, net, as of December 31, 2005 and 2004:

                                                    December 31,
                                            --------------------------
(In thousands)                                  2005           2004
                                            -----------    -----------
Office equipment                            $    42,676    $    28,818
Buildings and land                               36,300         32,712
Furniture and fixtures                           18,576         10,218
Leasehold improvements                            5,910          2,772
                                            -----------    -----------
Gross premises and equipment                    103,462         74,520
                                            -----------    -----------

Accumulated depreciation and amortization       (34,680)       (22,944)
                                            -----------    -----------

Premises and equipment, net                 $    68,782    $    51,576
                                            ===========    ===========

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $11.7 million, $8.4 million and $6.0 million, respectively.

NOTE 8 - GOODWILL

The following table presents the activity in the Company's goodwill for the years ended December 31, 2005 and 2004:


                                        Loan Origination      Mortgage Holdings
(In thousands)                               Segment                Segment                Total
                                      --------------------   --------------------   --------------------
Balance at January 1, 2004            $             58,605   $             24,840   $             83,445

Earnouts from previous acquisitions                  7,432                     --                  7,432
                                      --------------------   --------------------   --------------------
Balance at December 31, 2004          $             66,037   $             24,840   $             90,877
                                      ====================   ====================   ====================

Earnouts from previous acquisitions                  8,650                     --                  8,650

                                      --------------------   --------------------   --------------------
Balance at December 31, 2005          $             74,687   $             24,840   $             99,527
                                      ====================   ====================   ====================




As of December 31, 2005, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.

NOTE 9 - WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit

To originate a mortgage loan, the Company draws against either a $3.3 billion SLN commercial paper program, a $2.0 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a facility of $1.5 billion with Bear Stearns, a $1.0 billion bank syndicated facility led by Bank of America, N.A. (which includes a $350 million term loan facility which the Company uses to finance its
MSRs), a facility of $750 million with Morgan Stanley Bank ("Morgan Stanley"), a $450 million facility with IXIS Real Estate Capital, Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), and a facility of $1.4 billion with Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At December 31, 2005, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of December 31, 2005, borrowings under the working capital line of credit were $21.6 million.

As of December 31, 2005, the Company had $3.5 billion of warehouse lines of credit outstanding with a weighted-average borrowing rate of 4.78%. As of December 31, 2004, the Company had $735.8 million of warehouse lines of credit outstanding with a weighted-average borrowing rate of 3.13%.

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and on December 31, 2005 had borrowed funds from nine of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of December 31, 2005, the Company had $9.8 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 4.40% and a weighted-average remaining maturity of four months. As of December 31, 2004, the Company had $7.1 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 2.13% and a weighted-average remaining maturity of three months.

As of December 31, 2005 and 2004, the Company's reverse repurchase agreements had the following remaining maturities:

                                December 31,   December 31,
                                    2005          2004
                                ------------  ------------
                                       (In thousands)

Within 30 days                  $    689,469   $ 3,617,325
31 to 89 days                      4,817,885     2,050,529
90 to 365 days                     4,298,790     1,403,314
                                ------------   ------------
Reverse repurchase agreements   $  9,806,144   $ 7,071,168
                                ============   ============


The Company's average reverse repurchase agreements outstanding were $7.2 billion and $5.0 billion for the years ended December 31, 2005 and 2004, respectively.

Commercial Paper

In May 2004, the Company formed a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term SLNs to finance certain portions of the Company's mortgage loans held for sale. The special purpose entity allows for issuance of short-term notes with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating the LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $3.3 billion at December 31, 2005.

As of December 31, 2005, the Company had $1.1 billion of SLNs outstanding, with an average interest cost of 4.35%. The SLNs were collateralized by loans held for sale and cash with a balance of $1.2 billion as of December 31, 2005. As of December 31, 2004, the Company had $529.8 million of SLNs outstanding, with an average interest cost of 2.51%. The SLNs were collateralized by loans held for sale and cash with a balance of $550.0 million as of December 31, 2004.

As of December 31, 2005 and 2004, the Company's SLNs had remaining maturities within 30 days.

NOTE 10 - COLLATERALIZED DEBT OBLIGATIONS

In the fourth quarter of 2005, the Company transferred $1.2 billion of its mortgage loans held for investment to two American Home Mortgage Investment Trusts (the "2005 Trusts") in two securitization transactions. In these transactions, the Company, issued $1.1 billion of AAA and AA-rated floating-rate pass-through certificates to third-party investors and the Company retained $134.6 million of subordinated certificates, which provide credit support to the certificates issued to third parties. The Company financed these transactions by issuing $1.1 billion of CDOs, which were collateralized by loans held for investment transferred to the 2005 Trusts. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the fourth quarter of 2005, the Company incurred CDO issuance costs of $5.5 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. These securitization transactions were accounted for as financings of the mortgage loans held for investment.

In December 2004, the Company transferred $3.5 billion of its mortgage loans held for sale to American Home Mortgage Investment Trust 2004-4 (the "2004-4 Trust") in a securitization transaction. The Company financed the transaction by issuing $2.0 billion of CDOs, which were collateralized by loans held for sale transferred to the 2004-4 Trust. This securitization transaction was accounted for as a financing of the mortgage loans held for sale. This securitization transaction qualified for sale treatment under SFAS No. 140 in the first quarter of 2005, and consequently the loans were derecognized.

As of December 31, 2005, the Company's CDOs had a balance of $1.1 billion and an effective interest cost of 4.54%. As of December 31, 2005, the CDOs were collateralized by mortgage loans held for investment of $1.1 billion.

As of December 31, 2004, the Company's CDOs had a balance of $2.0 billion and an effective interest cost of 3.16%. As of December 31, 2004, the CDOs were collateralized by mortgage loans held for sale of $2.0 billion.

NOTE 11 - NOTES PAYABLE

Notes payable primarily consist of amounts borrowed under a term loan facility with a bank syndicate led by Bank of America. Under the terms of this facility, the Company may borrow the lesser of 70% of the value of its MSRs, or $350.0 million. As of December 31, 2005, borrowings under the term loan were $206.2 million. This term loan expires on August 11, 2006. Interest is based on a spread to the LIBOR and may be adjusted for earnings on compensating balances. As of December 31, 2005, the interest rate was 6.27%.

In 2005, the Company sold $85.0 million in Mortgage Warehouse Subordinated Notes ("Subordinated Notes"). The Company received a premium, net of issuance costs, of $1.5 million related to the Subordinated Notes offering, which is being amortized to interest expense over the expected life of the Subordinated Notes. As of December 31, 2005, the balance of Subordinated Notes outstanding, net of unamortized premium and issuance costs, was $86.3 million. The Subordinated Notes mature on May 20, 2009. The interest rates on the Subordinated Notes reset monthly and are indexed to one-month LIBOR. As of December 31, 2005, the interest rate was 6.37%.

Included in notes payable is a mortgage note of $25.9 million on an office building located in Melville, New York at a rate of 5.82%, and a mortgage note of $0.9 million on an office building located in Mount Prospect, Illinois at a rate of 7.18%.

The following table presents the Company's notes payable as of December 31, 2005 and 2004:

                                   December 31,
                           ---------------------------
(In thousands)                 2005           2004
                           ------------   ------------
Term loan                  $    206,188   $    108,559
Subordinated note                86,322             --
Notes - office buildings         26,799         27,202
                           ------------   ------------
Notes payable              $    319,309   $    135,761
                           ============   ============


Maturities of notes payable are as follows:

2006                         $ 207,009
2007                               843
2008                             1,540
2009                            85,606
2010                               447
Thereafter                      23,864
                             ---------
                             $ 319,309
                             =========


NOTE 12 - COMMON STOCK AND PREFERRED STOCK

In March 2004, the Company issued an aggregate of 14,375,000 shares of its common stock, par value $0.01 per share ("Common Stock"), at a price of $25 per share, which included the exercise of the underwriters' option to purchase 1,875,000 additional shares of Common Stock to cover over-allotments. The total proceeds to the Company, including proceeds from the exercise of the over-allotment option, were $359.3 million, before underwriting discounts, commissions and other offering expenses.

In August 2005, the Company issued 9,000,000 shares of its common stock at a price of $35.50 per share. The total proceeds to the Company were $319.5 million, before underwriting discounts, commissions and other offering expenses.

In July 2004, the Company issued 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") at a price of $25 per share. The total number of shares of Series A Preferred Stock issued includes:
1,400,000 shares of Series A Preferred Stock issued in an underwritten public offering (the "Series A Initial Offering"), which closed on July 7, 2004; 100,000 shares of Series A Preferred Stock issued in connection with the underwriters' election to purchase a portion of the shares of Series A Preferred Stock offered to them in connection with the Series A Initial Offering to cover over-allotments, which closed on July 12, 2004; and 650,000 shares of Series A Preferred Stock issued and sold to the underwriters in connection with a subsequent public offering of Series A Preferred Stock, which closed on July 20, 2004. The total proceeds from both offerings to the Company were $53.8 million before underwriting discounts, commissions and other offering expenses. On or after July 7, 2009, the Company may, at its option, redeem the Series A Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption.

In December 2004, the Company issued 3,450,000 shares of 9.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") at a price of $25 per share. The total number of shares of Series B Preferred Stock issued includes: 3,000,000 shares of Series B Preferred Stock issued in an underwritten public offering (the "Series B Initial Offering"), which closed on December 15, 2004; and 450,000 shares of Series B Preferred Stock issued in connection with the underwriters' election to purchase all of the shares of Series B Preferred Stock offered to them in connection with the Series B Initial Offering to cover over-allotments, which closed on December 23, 2004. The total proceeds to the Company were $86.3 million before underwriting discounts, commissions and other offering expenses. On or after December 15, 2009, the Company may, at its option, redeem the Series B Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption.

Under the Company's charter, the Company's Board of Directors is authorized to issue 110,000,000 shares of stock, of which up to 100,000,000 shares may be common stock and up to 10,000,000 shares may be preferred stock. As of December 31, 2005, there were 49,639,646 shares of Common Stock issued and outstanding, 2,150,000 shares of Series A Preferred Stock issued and outstanding and 3,450,000 shares of Series B Preferred Stock issued and outstanding.

During the year ended December 31, 2005, the Company declared dividends totaling $143.4 million, or $3.24 per common share, of which $45.2 million was paid on January 30, 2006. During the year ended December 31, 2004, the Company declared dividends totaling $92.3 million, or $2.43 per common share, of which $26.6 million was paid on January 25, 2005.

During the year ended December 31, 2005, the Company declared dividends totaling $5.2 million, or $2.4375 per Series A Preferred share, of which $1.3 million was paid on January 31, 2006. During the year ended December 31, 2004, the Company declared dividends totaling $3.0 million, or $1.376005 per Series A Preferred share, of which $1.3 million was paid on January 31, 2005.

During the year ended December 31, 2005, the Company declared dividends totaling $8.0 million, or $2.3125 per Series B Preferred share, of which $2.0 million was paid on January 31, 2006. During the year ended December 31, 2004, the Company declared dividends totaling $1.0 million, or $0.298387 per Series B Preferred share, all of which was paid on January 31, 2005.

NOTE 13 - OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSES

The following table summarizes the significant components of the Company's other non-interest income and other non-interest expenses for the years ended December 31, 2005, 2004 and 2003:

                                                Year Ended December 31,
                                      ------------------------------------------
(In thousands)                            2005           2004          2003
                                      ------------   ------------   ------------
Other non-interest income:
  Reinsurance premiums                $      4,283   $      1,841   $        808
  Rental income                              1,487          2,114            300
  Title services revenue                     1,235          1,002          2,158
  Legal settlement                              --          1,500             --
  Principal fulfillment fees                    --             --          1,912
  Other                                        770            576          2,051
                                      ------------   ------------   ------------

     Other non-interest income        $      7,775   $      7,033   $      7,229
                                      ============   ============   ============

Other non-interest expenses:
  Indemnification and
    foreclosure costs                 $      9,921   $      7,072   $      3,733
  Tax penalties                              3,240            290            759
  Storage and moving                         3,167          1,631          1,172
  Insurance                                  2,103          2,684          1,936
  Commitment fees                            1,839          1,038             29
  Licenses and permits                       1,609          2,498          2,009
  Outside services                             731          1,485          1,081
  Litigation expense                           695             55          3,641
  Other                                      8,713          5,463          7,537
                                      ------------   ------------   ------------

     Other non-interest expenses      $     32,018   $     22,216   $     21,897
                                      ============   ============   ============


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

Effective December 3, 2003, as a result of a corporate reorganization, AHM Investment holds 100% of the shares of American Home Mortgage Holdings, Inc. ("AHM Holdings"). As of this date, AHM Holdings and each of its subsidiaries elected to be treated as taxable REIT subsidiaries and, as such, continue to be subject to both federal, state, and local corporate income tax.

A reconciliation of the statutory income tax provision to the effective income tax (benefit) expense is as follows:


                                                             Year Ended December 31,
                                  ----------------------------------------------------------------------------
                                            2005                       2004                       2003
                                  ----------------------     ----------------------     ----------------------
                                                             (Dollars in thousands)

Tax provision at statutory rate   $  85,073         35.0%    $  17,268         35.0%    $  42,706         35.0%
Non-taxable REIT income            (101,834)       (41.9)      (39,650)       (80.4)       (1,540)        (1.2)
State and local taxes, net of
     federal income tax benefit      (2,158)        (0.9)       (3,128)        (6.3)        6,428          5.2
Meals and entertainment               1,120          0.5           752          1.5           443          0.4
Other                                    78          0.0          (817)        (1.6)          186          0.1
                                  ---------    ---------     ---------    ---------     ---------     --------
Income tax (benefit) expense      $ (17,721)        (7.3%)   $ (25,575)       (51.8%)   $  48,223         39.5%
                                  =========    =========     =========    =========     =========     ========


The income tax provision for the years ended December 31, 2005, 2004 and 2003 is comprised of the following components:

                                          Year Ended December 31,
                               -----------------------------------------
                                  2005            2004          2003
                               -----------    -----------    -----------
                                             (In thousands)

Current tax provision:
  Federal                      $     3,940    $   (25,737)   $    24,570
  State                              5,444          2,326          6,529
                               -----------    -----------    -----------
                                     9,384        (23,411)        31,099
                               -----------    -----------    -----------

Deferred tax provision:
  Federal                          (18,981)         4,987         14,079
  State                             (8,124)        (7,151)         3,045
                               -----------    -----------    -----------
                                   (27,105)        (2,164)        17,124
                               -----------    -----------    -----------

Income tax (benefit) expense   $   (17,721)   $   (25,575)   $    48,223
                               ===========    ===========    ===========

The major sources of temporary differences and their deferred tax effect at December 31, 2005 and 2004 are as follows:

                                                         December 31,
                                                  -------------------------
                                                      2005          2004
                                                  -----------   -----------
                                                       (In thousands)

Deferred tax liabilities:
  Capitalized cost of mortgage servicing rights   $   150,926   $    82,399
  Loan origination costs                                8,973        11,236
  Depreciation                                          3,083         2,341
  Deferred state income taxes                           1,465            --
  Other                                                    11            --
                                                  -----------   -----------
Deferred tax liabilities                              164,458        95,976
                                                  -----------   -----------

Deferred tax assets:
  Tax loss carryforwards                              109,145        36,384
  Allowance for bad debts and foreclosure reserve       2,817         2,711
  Deferred state income taxes                              --           353
  Mark-to-market adjustments                           10,721           811
  AMT credit                                            1,745            --
  Broker fees                                             958           528
  Bonus accrual                                         8,399            --
  Deferred compensation                                 3,436            --
  Other                                                    --           847
                                                  -----------   -----------
Deferred tax assets                                   137,221        41,634
                                                  -----------   -----------

Net deferred tax liabilities                      $    27,237   $    54,342
                                                  ===========   ===========

American Home Mortgage Servicing, Inc. has approximately $40 million of separate company net operating loss carryforwards which begin to expire in 2008. In addition, AHM Holdings has approximately $266 million of federal and approximately $368 million of state net operating loss carryforwards which begin to expire in 2024 and 2009, respectively.

At December 31, 2005 and 2004, no valuation allowance has been established against deferred tax assets since it is more likely than not that the deferred tax assets will be realized.

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

NOTE 15 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:


                                                                 Year Ended December 31,
                                                         ---------------------------------------
(Dollars in thousands, except per share amounts)            2005          2004          2003
                                                         -----------   -----------   -----------
Numerator for basic earnings per share - Net income
  available to common shareholders                       $   247,569   $    70,924   $    73,794
                                                         ===========   ===========   ===========

Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                         43,896,736    37,611,757    17,727,253

  Net effect of dilutive stock options                       478,326       475,328       386,144
                                                         -----------   -----------   -----------

Denominator for diluted earnings per share                44,375,062    38,087,085    18,113,397
                                                         ===========   ===========   ===========

Net income per share available to common shareholders:

  Basic                                                  $      5.64   $      1.89   $      4.16
                                                         ===========   ===========   ===========

  Diluted                                                $      5.58   $      1.86   $      4.07
                                                         ===========   ===========   ===========


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

As of December 31, 2005, the Company has awarded 213,728 shares of restricted stock under the Plan. During the years ended December 31, 2005, 2004 and 2003, the Company recognized compensation expense of $643 thousand, $769 thousand and $537 thousand, respectively, relating to shares of restricted stock granted under the Plan. At December 31, 2005, 187,513 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

The following table presents a summary of stock option activity for the years ended December 31, 2005, 2004 and 2003:


                                                                    Year Ended December 31,
                            ------------------------------------------------------------------------------------------------
                                             2005                                                 2004
                            ------------------------------------------------------------------------------------------------
                                                             Weighted                                            Weighted
                             Number                          Average           Number                            Average
                               of           Exercise         Exercise            of              Exercise        Exercise
                             Options         Price            Price            Options            Price           Price
----------------------------------------------------------------------------------------------------------------------------
Options outstanding,
   beginning of year        1,248,102    $4.75 - $34.18   $        18.65          958,866    $4.75 - $19.61   $        11.11
Granted                       442,419     26.54 - 34.88            31.98          667,634     21.40 - 34.18            25.19
Exercised                    (166,275)     4.75 - 26.02            13.51         (299,396)     4.75 - 16.38             9.59
Canceled                      (22,862)    10.06 - 33.12            22.72          (79,002)     5.13 - 21.78            16.28
                        -------------                                      --------------
Options outstanding,
   end of year              1,501,384    $4.75 - $34.88   $        23.09        1,248,102    $4.75 - $34.18   $        18.65
                        =============                                      ==============

Options exercisable,
   end of year                486,609                                             385,233
                        =============                                      ==============


                                       Year Ended December 31,
                        -------------------------------------------------
                                               2003
                        -------------------------------------------------
                                                              Weighted
                           Number                             Average
                             of              Exercise         Exercise
                           Options            Price            Price
-------------------------------------------------------------------------
Options outstanding,
   beginning of year         1,000,258    $4.75 - $19.61   $         8.17
Granted                        324,376    10.06 - 19.36             14.58
Exercised                     (331,041)   4.75 - 10.25               5.95
Canceled                       (34,727)   5.50 - 10.93               6.77
                        --------------
Options outstanding,
   end of year                 958,866    $4.75 - $19.61   $        11.11
                        ==============

Options exercisable,
   end of year                 349,559
                        ==============


The following table summarizes stock options outstanding as of December 31, 2005:


                                                           December 31, 2005
                  -------------------------------------------------------------------------------------
                                       Options Outstanding                   Options Exercisable
                  -------------------------------------------------------------------------------------
                                     Weighted        Weighted                             Weighted
                                     Average          Average                             Average
   Range of           Number         Exercise        Remaining            Number          Exercise
Exercise Prices    Outstanding        Price         Life (Years)       Outstanding          Price
-------------------------------------------------------------------------------------------------------
$4.75 - $6.44           116,051   $          5.93               4.5           116,051   $          5.93
 7.13 - 10.95           121,380             10.24               6.7           108,505             10.25
11.19 - 16.05           116,929             13.02               6.6           114,429             12.95
16.15 - 19.61           140,248             17.08               7.0            95,124             16.93
21.06 - 23.85           143,100             21.95               8.1            35,000             21.16
24.05 - 26.31           212,813             24.53               8.4            17,500             26.02
26.54 - 28.45           142,500             27.21               9.0                --                --
28.94 - 32.15           130,000             30.97               9.2                --                --
32.17 - 32.95           260,863             32.88               9.2                --                --
33.12 - 34.88           117,500             33.86               9.1                --                --
                ---------------                                       ---------------
                      1,501,384   $         23.09               8.0           486,609   $         12.51
                ===============                                       ===============


For options granted under the Plan, there was no intrinsic value of the options when granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the years ended December 31, 2005, 2004 and 2003.

The weighted-average fair value per share of options granted during 2005, 2004 and 2003 was $3.88, $4.60 and $4.81, respectively. The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                             Year Ended December 31,
                          ---------------------------
                           2005      2004       2003
                          -------   -------   -------
Dividend yield              9.2 %     8.5 %     3.0 %
Expected volatility        30.3 %    40.2 %    51.0 %
Risk-free interest rate     5.0 %     5.0 %     5.0 %
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

Loan Funding and Delivery Commitments - At December 31, 2005 and 2004, the Company had commitments to fund loans approximating $9.2 billion and $6.2 billion, respectively. At December 31, 2005 and 2004, the Company had commitments to fund loans with agreed upon rates approximating $3.8 billion and $1.9 billion, respectively. The Company hedges the interest rate risk of such commitments primarily with mandatory delivery commitments, which totaled $1.1 billion and $379.9 million at December 31, 2005 and 2004, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through "best-efforts" and investor programs. The Company has an early purchase program facility with Countrywide Home Loans, Inc. ("Countrywide") and a gestation facility with Greenwich Capital Financial Products, Inc. ("Greenwich"). The Company does not anticipate any material losses from such sales.

Net Worth Requirements - The Company's subsidiaries are required to maintain certain specified levels of minimum net worth to maintain their approved status with Fannie Mae, the Federal Home Loan Mortgage Corporation, the U.S. Department of Housing and Urban Development and other investors. At December 31, 2005, the highest minimum net worth requirement applicable to each subsidiary was $1.0 million.

Outstanding Litigation - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on the Company's consolidated financial position or results of operations.

Mortgage Reinsurance - One of the Company's captive reinsurance subsidiaries, Melville Reinsurance Corp. ("MRC"), has entered into mortgage reinsurance agreements with a primary mortgage insurance company. Under this agreement, MRC absorbs mortgage insurance losses in excess of a specified percentage of loss retained by the primary mortgage insurer in exchange for a portion of the primary mortgage insurer's insurance premium. Approximately $830.6 million of the Company's conventional servicing portfolio is covered by this mortgage reinsurance agreement. Each annual book of business has a maximum life of ten years and the maximum exposure is the amount of assets held in the trust on behalf of MRC. At December 31, 2005, those assets totaled $2.6 million. No reserve has been recorded and management believes no reserve is required based upon loss experience.

The Company's other captive reinsurance subsidiary, CNI Reinsurance, Ltd. ("CNIRE"), has entered into mortgage reinsurance agreements with four primary mortgage insurance companies. Under these agreements, CNIRE absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a pool of loans, subject to a cap, in exchange for a portion of the pool's mortgage insurance premium. Approximately $361.7 million of the conventional servicing portfolio is covered by such mortgage reinsurance agreements. Each annual book of business has a maximum life of ten years and the maximum exposure is the amount of assets held in the trust on behalf of CNIRE. At December 31, 2005, those assets totaled $7.1 million. No reserve has been recorded and management believes no reserve is required based upon loss experience.

NOTE 18 - OPERATING LEASES

Certain of the Company's facilities and equipment are leased under short-term lease agreements expiring at various dates through December 2014. All such leases are accounted for as operating leases. Total rental expense for premises and equipment, which is included in occupancy and equipment expense within the consolidated financial statements, amounted to $37.8 million, $24.7 million and $18.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company's obligations under noncancelable operating leases which have an initial term of more than one year as of December 31, 2005 are as follows (in thousands):

       2006                                     $ 55,779
       2007                                       52,984
       2008                                       37,543
       2009                                        9,964
       2010                                        4,432
       Thereafter                                    285
                                                --------

       Total                                    $160,987
                                                ========


NOTE 19 - CONCENTRATIONS OF CREDIT RISK

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company invests in negative amortization ARM, interest-only ARM, HELOC and certain other types of loans described in FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk." The Company, however, generally has purchased supplemental credit insurance for the loans of these types retained in the Company's portfolio if such loans have an initial loan-to-value ratio between 75% and 80%. In addition, the Company generally is the beneficiary of a borrower paid insurance policy on these types of loans if the initial loan-to-value ratio is greater than 80%. A substantial portion of the Company's mortgage loans held for investment at December 31, 2005 are the types of loans described in FSP SOP 94-6-1.

The Company had originations of loans during the year ended December 31, 2005, exceeding 5% of total originations in the following states:

       California                                   23.1%
       Illinois                                     9.0
       Florida                                      8.0
       Arizona                                      5.5
       Virginia                                     5.5
       Maryland                                     5.1


In 2005, the three institutions that bought the most loans from the Company accounted for 51% of the Company's total loan sales.

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

c. Mortgage Loans Held for Investment, net - The fair values of loans are estimated using discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and risk. The fair value of nonaccrual loans and the allowance for losses on loans are approximated by their book values.

d. Mortgage Servicing Rights, net - The estimated fair value of MSRs is determined by obtaining a market valuation from one of the primary MSR brokers. To determine the market value of MSRs, the MSR broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing per loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates that market participants use for similar servicing rights.

e. Derivative Assets - Derivative assets includes IRLCs and interest rate swaps. Fair value of IRLCs is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the creditworthiness of the counterparties, and includes the value of MSRs. Fair value also considers the difference between current levels of interest rates and the committed rates.

f. Notes Payable - Fair market value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair market value.

g. Reverse Repurchase Agreements - Fair market value is estimated based on the maturity and interest rate of the related debt instruments.

h. CDOs - Fair market value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair market value.

i. Derivative Liabilities - Derivative liabilities includes forward delivery commitments. The fair value is estimated using current market prices from dealers or brokers.

j. Trust Preferred Securities - Fair market value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair market value.

The following table presents information about financial instruments and other selected assets:


                                                  December 31, 2005            December 31, 2004
                                             ---------------------------   ---------------------------
                                               Carrying      Estimated       Carrying      Estimated
                                                Amount       Fair Value       Amount       Fair Value
                                             ------------   ------------   ------------   ------------
                                                    (In thousands)                (In thousands)
Assets:
Cash and cash equivalents                    $    575,650   $    575,650   $    192,821   $    192,821
Accounts receivable and servicing advances        329,132        329,132        116,978        116,978
Mortgage-backed securities                     10,602,104     10,602,104      6,016,866      6,016,866
Mortgage loans held for sale, net               2,208,749      2,224,234      4,853,394      4,931,366
Mortgage loans held for investment, net         3,479,721      3,529,844             --             --
Mortgage servicing rights, net                    319,671        320,827        151,436        152,467
Derivative assets                                  44,594         96,176         24,803         30,838

Liabilities:
Warehouse lines of credit                    $  3,474,191   $  3,474,191   $    735,783   $    735,783
Commercial paper                                1,079,179      1,079,179        529,790        529,790
Notes payable                                     319,309        319,309        135,761        135,761
Drafts payable                                     20,754         20,754         26,200         26,200
Reverse repurchase agreements                   9,806,144      9,805,640      7,071,168      7,065,072
Collateralized debt obligations                 1,057,906      1,057,906      2,022,218      2,022,218
Payable for securities purchased                  261,539        261,539             --             --
Derivative liabilities                             16,773         16,773          1,860          1,860
Trust preferred securities                        203,688        203,688             --             --


NOTE 21 - CONDENSED FINANCIAL INFORMATION OF AMERICAN HOME MORTGAGE INVESTMENT CORP.

The following tables provide condensed financial information for the financial position, results of operations and cash flows of AHM Investment as of December 31, 2005 and 2004:

Condensed Balance Sheets
(In thousands)
                                                              December 31,
                                                       -------------------------
                                                           2005          2004
                                                       -----------   -----------
Assets:
    Cash                                               $    25,660   $    30,143
    Accounts receivable                                     89,542        42,127
    Mortgage-backed securities                          10,581,116     7,601,793
    Goodwill                                                24,841        24,841
    Derivative assets                                       30,506        11,319
    Investment in subsidiaries                             513,687       289,719
    Other assets                                           131,868        13,515
                                                       -----------   -----------

Total assets                                           $11,397,220   $ 8,013,457
                                                       ===========   ===========

Liabilities and Stockholders' Equity:
Liabilities:
    Reverse repurchase agreements                      $ 9,742,154   $ 7,000,335
    Payable for securities purchased                       261,539            --
    Accrued expenses and other liabilities                 186,511       186,860
                                                       -----------   -----------

           Total liabilities                            10,190,204     7,187,195
                                                       -----------   -----------

Stockholders' equity:
           Total stockholders' equity                    1,207,016       826,262
                                                       -----------   -----------

Total liabilities and stockholders' equity             $11,397,220   $ 8,013,457
                                                       ===========   ===========


Condensed Income Statements
                                                       Year Ended December 31,
                                              -----------------------------------------
                                                 2005            2004          2003
                                              -----------    -----------    -----------
                                                            (In thousands)
Net interest income:
  Interest income                             $   361,779    $   197,991    $     3,108
  Interest expense                               (233,265)      (127,125)        (2,302)
                                              -----------    -----------    -----------
        Total net interest income                 128,514         70,866            806
                                              -----------    -----------    -----------

Non-interest income:
  Loss on sale of mortgage loans                      (25)          (385)            --
  (Loss) gain on securities and derivatives       (56,719)         8,039          5,631
  Loan servicing fees                               4,021             --             --
  Equity in earnings of subsidiaries              224,721         24,949         67,512
                                              -----------    -----------    -----------
        Total non-interest income                 171,998         32,603         73,143
                                              -----------    -----------    -----------

        Total non-interest expenses                39,726         28,557            155
                                              -----------    -----------    -----------

Net income                                    $   260,786    $    74,912    $    73,794
                                              ===========    ===========    ===========

Dividends on preferred stock                       13,217          3,988             --
                                              -----------    -----------    -----------

Net income available to common shareholders   $   247,569    $    70,924    $    73,794
                                              ===========    ===========    ===========

Condensed Statements of Cash Flows


                                                                         Year Ended December 31,
                                                                -----------------------------------------
                                                                   2005           2004           2003
                                                                -----------    -----------    -----------
                                                                              (In thousands)
Cash flows from operating activities:
Net income                                                      $   260,786    $    74,912    $    73,794
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
Investment in earnings of subsidiaries                             (224,721)       (24,949)       (67,512)
Accretion and amortization of mortgage-backed securities, net         2,362         27,315            130
Deferred cash flow hedge gain (loss), net of amortization            20,133         (4,218)            --
Unrealized gain on free standing derivatives                        (37,307)       (41,077)            --
(Increase) decrease in operating assets
    Accounts receivable                                             (47,415)       (39,727)         1,293
    Other assets                                                   (118,353)        (9,534)         1,689
Increase (decrease) in accrued expenses and other liabilities       (15,152)       161,128         (2,544)
Decrease (increase) in trading securities                           163,785     (2,911,040)      (474,631)
                                                                -----------    -----------    -----------
       Net cash provided by (used in) operating activities            4,118     (2,767,190)      (467,781)
                                                                -----------    -----------    -----------

Cash flows from investing activities:
Increase in securities available for sale                        (3,181,147)    (2,968,250)      (766,243)
Acquisition of businesses, net of cash acquired                          --             --          6,455
Investment in subsidiaries                                               --        (35,738)            --
                                                                -----------    -----------    -----------
       Net cash used in investing activities                     (3,181,147)    (3,003,988)      (759,788)
                                                                -----------    -----------    -----------

Cash flows from financing activities:
Increase in reverse repurchase agreements                         2,741,819      5,656,008      1,014,677
Increase (decrease) in payable for securities purchased             261,539       (259,701)       219,451
Proceeds from issuance of stock                                     306,277        478,895             --
Dividends paid                                                     (137,089)       (81,282)            --
Dividends received from subsidiary                                       --             --            842
                                                                -----------    -----------    -----------
       Net cash provided by financing activities                  3,172,546      5,793,920      1,234,970
                                                                -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                 (4,483)        22,742          7,401

Cash and cash equivalents - beginning of year                        30,143          7,401             --
                                                                -----------    -----------    -----------

Cash and cash equivalents - end of year                         $    25,660    $    30,143    $     7,401
                                                                ===========    ===========    ===========


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

Apex Mortgage Capital, Inc.

On December 3, 2003, AHM Investment completed its merger with Apex Mortgage Capital, Inc. ("Apex"), a Maryland corporation that operated and elected to be treated as a REIT for federal income tax purposes. Immediately prior to the merger, under the terms of the reorganization agreement between AHM Holdings and AHM Investment, AHM Holdings reorganized through a reverse triangular merger that caused AHM Investment to become AHM Holdings' parent. AHM Investment issued 7,691,682 shares to former Apex stockholders in the merger valued at $177.3 million.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(In thousands)                                            December 3, 2003
                                                          ----------------
Cash                                                      $          6,454
Securities - trading                                                 5,182
Securities - available for sale                                    511,827
Accounts receivable                                                  3,694
Other assets                                                            20
                                                          ----------------
     Total assets acquired                                         527,177
                                                          ----------------
Reverse repurchase agreements                                      329,650
Payable for securities purchased                                    40,250
Other liabilities                                                    4,792
                                                          ----------------
     Total liabilities assumed                                     374,692
                                                          ----------------
     Net assets acquired                                           152,485
Shares issued                                                      177,325
                                                          ----------------
Goodwill                                                  $         24,840
                                                          ================

The goodwill which resulted from the acquisition of Apex is not deductible for tax purposes.

The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred on January 1, 2003:

                                                     Year Ended
(In thousands, except per share amounts)          December 31, 2003
                                                  -----------------
Revenue                                           $         347,047

Income before income taxes and minority interest             24,789

Net income before cumulative effect of
     change in accounting principle                         (24,401)

Earnings per share - basic                        $           (0.96)
                                                  =================

Earnings per share - diluted                      $           (0.95)
                                                  =================

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

NOTE 23 - SEGMENTS AND RELATED INFORMATION

The Company has three segments, the Mortgage Holdings segment, the Loan Origination segment and the Loan Servicing segment. The Mortgage Holdings segment uses the Company's equity capital and borrowed funds to invest in mortgage-backed securities and mortgage loans held for investment, thereby producing net interest income. The Loan Origination segment originates mortgage loans through the Company's retail and wholesale loan production offices and its correspondent channel, as well as its direct-to-consumer channel supported by its call center. The Loan Servicing segment includes investments in MSRs as well as servicing operations primarily for other financial institutions. The Company's segments are presented on a consolidated basis and do not include the effects of separately recording intercompany transactions.

The Mortgage Holdings segment includes realized gains or losses on sales of mortgage-backed securities and unrealized mark-to-market gains or losses subsequent to the securitization date on mortgage-backed securities classified as trading securities.

The Loan Origination segment includes unrealized gains or losses that exist on the date of securitization of self-originated loans that are classified as trading securities.


                                                                                      Year Ended December 31, 2005
                                                                       ------------------------------------------------------------
                                                                                             (In thousands)

                                                                         Mortgage         Loan            Loan
                                                                         Holdings      Origination      Servicing
                                                                         Segment         Segment         Segment          Total
                                                                       ------------    ------------    ------------    ------------
Net interest income:
Interest income                                                        $    357,920    $    369,765    $         --    $    727,685
Interest expense                                                           (262,403)       (257,062)         (7,188)       (526,653)
                                                                       ------------    ------------    ------------    ------------
   Net interest income                                                       95,517         112,703          (7,188)        201,032
                                                                       ------------    ------------    ------------    ------------
Provision for loan losses                                                      (947)         (1,195)             --          (2,142)
                                                                       ------------    ------------    ------------    ------------
    Net interest income after provision for loan losses                      94,570         111,508          (7,188)        198,890
                                                                       ------------    ------------    ------------    ------------
Non-interest income:
Gain on sales of mortgage loans                                                  --         335,065              --         335,065
Gain on sales of current period securitized mortgage loans                       --         194,256              --         194,256
Gain on sales of mortgage-backed securities and derivatives                  37,383          13,553              --          50,936
Unrealized (loss) gain on mortgage-backed securities and derivatives        (85,778)         77,242              --          (8,536)

Loan servicing fees                                                              --              --          76,096          76,096
Amortization of mortgage servicing rights                                        --              --         (51,767)        (51,767)
Impairment provision of mortgage servicing rights                                --              --          (8,768)         (8,768)
                                                                       ------------    ------------    ------------    ------------
   Net loan servicing fees                                                       --              --          15,561          15,561

Other non-interest income                                                        --           5,203           2,572           7,775
                                                                       ------------    ------------    ------------    ------------
   Total non-interest income                                                (48,395)        625,319          18,133         595,057
                                                                       ------------    ------------    ------------    ------------
Non-interest expenses:
   Salaries, commissions and benefits, net                                    7,576         340,492          11,881         359,949
   Occupancy and equipment                                                        6          57,654           1,195          58,855
   Data processing and communications                                           114          24,113             561          24,788
   Office supplies and expenses                                                   5          18,131           1,586          19,722
   Marketing and promotion                                                        2          20,213              96          20,311
   Travel and entertainment                                                       5          20,547             455          21,007
   Professional fees                                                          3,050          10,329             853          14,232
   Other                                                                     (1,854)         26,495           7,377          32,018
                                                                       ------------    ------------    ------------    ------------
      Total non-interest expenses                                             8,904         517,974          24,004         550,882
                                                                       ------------    ------------    ------------    ------------

Net income before income tax benefit                                         37,271         218,853         (13,059)        243,065
                                                                       ------------    ------------    ------------    ------------

Income tax benefit                                                               --         (12,470)         (5,251)        (17,721)
                                                                       ------------    ------------    ------------    ------------
Net income                                                             $     37,271    $    231,323    $     (7,808)   $    260,786
                                                                       ============    ============    ============    ============

Dividends on preferred stock                                                 13,217              --              --          13,217
                                                                       ============    ============    ============    ============

Net income available to common shareholders                            $     24,054    $    231,323    $     (7,808)   $    247,569
                                                                       ============    ============    ============    ============

                                                                                             December 31, 2005
                                                                       ------------------------------------------------------------
Segment assets                                                         $ 11,960,608    $  5,338,322    $    455,815    $ 17,754,745
                                                                       ============    ============    ============    ============



                                                                                   Year Ended December 31, 2004
                                                                     --------------------------------------------------------
                                                                                          (In thousands)

                                                                       Mortgage        Loan           Loan
                                                                       Holdings     Origination     Servicing
                                                                       Segment        Segment        Segment         Total
                                                                     -----------    -----------    -----------    -----------
Net interest income:
Interest income                                                      $   191,563    $   122,743    $        --    $   314,306
Interest expense                                                        (124,397)       (73,071)        (3,905)      (201,373)
                                                                     -----------    -----------    -----------    -----------
   Net interest income                                                    67,166         49,672         (3,905)       112,933
                                                                     -----------    -----------    -----------    -----------

Non- interest income:
Gain on sales of mortgage loans                                               --        134,099             --        134,099
Gain on sales of current period securitized mortgage loans                    --         40,120             --         40,120
Gain (loss) on sales of mortgage-backed securities and derivatives         3,459         (3,396)            --             63
Unrealized gain on mortgage-backed securities and derivatives              7,679         67,781             --         75,460

Loan servicing fees                                                           --             --         40,571         40,571
Amortization of mortgage servicing rights                                     --             --        (32,615)       (32,615)
Impairment provision of mortgage servicing rights                             --             --        (12,423)       (12,423)
                                                                     -----------    -----------    -----------    -----------
   Net loan servicing loss                                                    --             --         (4,467)        (4,467)


Other non-interest income                                                     --          7,030              3          7,033
                                                                     -----------    -----------    -----------    -----------
   Total non-interest income                                              11,138        245,634         (4,464)       252,308
                                                                     -----------    -----------    -----------    -----------

Non-interest expenses:
   Salaries, commissions and benefits, net                                   229        184,163          5,001        189,393
   Occupancy and equipment                                                     7         37,110            525         37,642
   Data processing and communications                                         15         15,877            273         16,165
   Office supplies and expenses                                               --         12,685          1,045         13,730
   Marketing and promotion                                                     2         10,398              9         10,409
   Travel and entertainment                                                    3         14,042            145         14,190
   Professional fees                                                       3,653          7,855            651         12,159
   Other                                                                  24,900         (5,767)         3,083         22,216
                                                                     -----------    -----------    -----------    -----------
      Total non-interest expenses                                         28,809        276,363         10,732        315,904
                                                                     -----------    -----------    -----------    -----------

                                                                     -----------    -----------    -----------    -----------
Net income before income tax benefit                                      49,495         18,943        (19,101)        49,337
                                                                     -----------    -----------    -----------    -----------

Income tax benefit                                                            --        (16,941)        (8,634)       (25,575)

Net income                                                           $    49,495    $    35,884    $   (10,467)   $    74,912
                                                                     ===========    ===========    ===========    ===========

Dividends on preferred stock                                               3,988             --             --          3,988

                                                                     -----------    -----------    -----------    -----------
Net income available to common shareholders                          $    45,507    $    35,884    $   (10,467)   $    70,924
                                                                     ===========    ===========    ===========    ===========

                                                                                         December 31, 2004
                                                                     --------------------------------------------------------
Segment assets                                                       $ 6,136,642    $ 5,194,387    $   224,768    $11,555,797
                                                                     ===========    ===========    ===========    ===========



                                                                               Year Ended December 31, 2003
                                                                --------------------------------------------------------
                                                                                     (In thousands)

                                                                 Mortgage         Loan           Loan
                                                                 Holdings      Origination     Servicing
                                                                 Segment         Segment        Segment         Total
                                                                -----------    -----------    -----------    -----------
Net interest income:
Interest income                                                 $     3,108    $   102,921    $       (12)   $   106,017
Interest expense                                                     (2,302)       (54,869)           185        (56,986)
                                                                -----------    -----------    -----------    -----------
   Total net interest income                                            806         48,052            173         49,031
                                                                -----------    -----------    -----------    -----------

Gain on sales of mortgage loans                                          --        376,605             --        376,605
Gain on sales of current period securitized mortgage loans               --            149             --            149
Gain on sales of mortgage-backed securities and derivatives           2,210             --             --          2,210
Unrealized gain on mortgage-backed securities and derivatives           381          2,891             --          3,272

Loan servicing fees                                                      --             --         39,125         39,125
Amortization of mortgage servicing rights                                --             --        (51,824)       (51,824)
Impairment recovery of mortgage servicing rights                         --             --          6,334          6,334
                                                                -----------    -----------    -----------    -----------
   Net loan servicing loss                                               --             --         (6,365)        (6,365)
                                                                -----------    -----------    -----------    -----------

Other non-interest income                                                --          7,229             --          7,229
                                                                -----------    -----------    -----------    -----------
   Total non-interest income                                          2,591        386,874         (6,365)       383,100
                                                                -----------    -----------    -----------    -----------

Non-interest expenses:
   Salaries, commissions and benefits, net                               --        201,454          3,485        204,939
   Occupancy and equipment                                               --         26,609            406         27,015
   Data processing and communications                                    --         13,102             99         13,201
   Office supplies and expenses                                          --         12,082          1,230         13,312
   Marketing and promotion                                               --         12,225             14         12,239
   Travel and entertainment                                              --          9,926             38          9,964
   Professional fees                                                     --          6,693            854          7,547
   Other                                                                 --         19,881          2,016         21,897
                                                                -----------    -----------    -----------    -----------
      Total non-interest expenses                                        --        301,972          8,142        310,114
                                                                -----------    -----------    -----------    -----------

Net income before income tax expense (benefit)                        3,397        132,954        (14,334)       122,017
                                                                -----------    -----------    -----------    -----------

Income tax expense (benefit)                                             --         54,100         (5,877)        48,223

Net income                                                      $     3,397    $    78,854    $    (8,457)   $    73,794
                                                                ===========    ===========    ===========    ===========

Dividends on preferred stock                                             --             --             --             --
                                                                -----------    -----------    -----------    -----------
Net income available to common shareholders                     $     3,397    $    78,854    $    (8,457)   $    73,794
                                                                ===========    ===========    ===========    ===========

                                                                                   December 31, 2003
                                                                --------------------------------------------------------
Segment assets                                                  $ 1,865,414    $ 1,375,276    $   164,000    $ 3,404,690
                                                                ===========    ===========    ===========    ===========


NOTE 24 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are presented below by quarter for the years ended December 31, 2005 and 2004:


                                                                                              Quarter Ended
                                                                       ------------------------------------------------------------
                                                                       December 31,    September 30,     June 30,        March 31,
                                                                           2005            2005            2005            2005
                                                                       ------------    ------------    ------------    ------------
                                                                                   (In thousands, except per share amounts)

Net interest income                                                    $     50,378    $     46,869    $     44,982    $     58,803
Provision for loan losses                                                    (2,142)             --              --              --
Gain on sales of mortgage loans                                              98,777         123,658          77,377          35,253
Gain on sales of current period securitized mortgage loans                       --          19,960         104,377          69,919
Gain on sales of mortgage-backed securities and derivatives                  38,068           6,116             620           6,132
Unrealized (loss) gain on mortgage-backed securities and derivatives        (44,778)        (10,965)        (10,292)         57,499
Net loan servicing fees (loss)                                                7,970          17,621         (16,260)          6,230
Non-interest expenses                                                       150,175         149,087         141,698         109,922
Net income before income tax (benefit) expense                                  279          55,757          61,649         125,380
Income tax (benefit) expense                                                (16,419)          2,549          (3,851)             --
Net income                                                                   16,698          53,208          65,500         125,380
Net income available to common shareholders                                  13,394          49,904          62,196         122,075
Per share data:
  Basic                                                                $       0.27    $       1.10    $       1.54    $       3.03
  Diluted                                                              $       0.27    $       1.09    $       1.52    $       2.99



                                                                                              Quarter Ended
                                                                       ------------------------------------------------------------
                                                                       December 31,    September 30,     June 30,        March 31,
                                                                           2004            2004            2004            2004
                                                                       ------------    ------------    ------------    ------------
                                                                                   (In thousands, except per share amounts)

Net interest income                                                    $     47,182    $     32,893    $     20,086    $     12,772
Gain on sales of mortgage loans                                              36,004          28,373          17,141          52,581
Gain on sales of current period securitized mortgage loans                       --          30,460           7,803           1,857
Gain (loss) on sales of mortgage-backed securities and derivatives            2,873          (8,120)         (1,322)          6,632
Unrealized gain (loss) on mortgage-backed securities and derivatives         (6,581)         27,069          36,063          18,909
Net loan servicing (loss) fees                                                 (333)         (2,740)          8,218          (9,612)
Non-interest expenses                                                       102,606          78,340          68,251          66,707
Net income before income tax expense (benefit)                              (21,981)         32,945          20,964          17,409
Income tax expense (benefit)                                                    755          (9,998)        (12,518)         (3,814)
Net income                                                                  (22,736)         42,943          33,482          21,223
Net income available to common shareholders                                 (25,076)         41,295          33,482          21,223
Per share data:
  Basic                                                                $      (0.62)   $       1.03    $       0.84    $       0.71
  Diluted                                                              $      (0.62)   $       1.02    $       0.83    $       0.70


NOTE 25 - SUBSEQUENT EVENT

On January 12, 2006, American Home Mortgage Corp. ("AHM"), a wholly-owned subsidiary of the Company, entered into a Stock and Mortgage Loan Purchase Agreement with Union Federal Bank of Indianapolis ("Union Federal") and Waterfield Financial Corporation ("WFC"), pursuant to which AHM has agreed to purchase from Union Federal 100% of the outstanding capital stock of WFC and certain mortgage loans held by Union Federal, comprised of warehouse loans held for sale by Union Federal as of December 31, 2005 (the "Warehouse Loans"), construction loans held by Union Federal as of the closing (the "Construction Loans") and certain other loans held by Union Federal as of the closing, for a cash purchase price equal to the net book value of such assets, as modified by certain agreed upon adjustments, as of the respective closing dates (or, in the case of the Warehouse Loans, as of January 12, 2006). The aggregate net book value of such assets (without giving effect to the agreed-upon adjustments) as of December 31, 2005 was approximately $449.5 million.

                                 INDEX TO EXHIBITS


Exhibit No.                                      Description

2.1               --    Agreement and Plan of Merger, dated as of December 29,
                        1999, by and among American Home Mortgage Holdings,
                        Inc., American Home Mortgage Sub I, Inc., Marina
                        Mortgage Company, Inc. ("Marina") and the Stockholders of Marina listed on the signature pages thereto
                        (incorporated by reference to Exhibit 2.1 to the Current
                        Report on Form 8-K of American Home Mortgage Holdings,
                        Inc. (File No. 000-27081) filed with the SEC on January
                        12, 2000).

2.2               --    Agreement and Plan of Merger, dated as of January 17,
                        2000, by and among American Home Mortgage Holdings,
                        Inc., American Home Mortgage Sub II, Inc., First Home
                        Mortgage Corp., Inc. ("First Home") and the Stockholders of First Home listed on the signature pages thereto
                        (incorporated by reference to Exhibit 2.1 to the Current
                        Report on Form 8-K of American Home Mortgage Holdings,
                        Inc. (File No. 000-27081) filed with the SEC on February
                        1, 2000).

2.3               --    Stock Purchase Agreement, dated as of June 13, 2002,
                        among Columbia National Holdings, Inc., Columbia
                        National, Incorporated and American Home Mortgage
                        Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of American Home
                        Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on June 14, 2002).

2.4               --    Agreement and Plan of Merger, dated as of July 12, 2003,
                        by and among American Home Mortgage Holdings, Inc.,
                        American Home Mortgage Investment Corp. (formerly named
                        AHM New Holdco, Inc.) and Apex Mortgage Capital, Inc.
                        (incorporated by reference to Annex A to Amendment No. 3 to the Registration Statement on Form S-4 of American
                        Home Mortgage Investment Corp. (File No. 333-107545) filed with the SEC on October 24, 2003).

2.5               --    Agreement and Plan of Reorganization, dated as of
                        September 11, 2003, by and among American Home Mortgage
                        Holdings, Inc., American Home Mortgage Investment Corp.
                        (formerly named AHM New Holdco, Inc.) and AHM Merger
                        Sub, Inc. (incorporated by reference to Annex B to
                        Amendment No. 3 to the Registration Statement on Form
                        S-4 of American Home Mortgage Investment Corp. (File No.
                        333-107545) filed with the SEC on October 24, 2003).

2.6               --    Stock and Mortgage Loan Purchase Agreement, dated as of
                        January 12, 2006, by and among American Home Mortgage
                        Corp., Waterfield Financial Corporation and Union
                        Federal Bank of Indianapolis (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of
                        American Home Mortgage Investment Corp. (File No.
                        001-31916) filed with the SEC on January 17, 2006).

3.1               --    Articles of Amendment and Restatement of American Home
                        Mortgage Investment Corp. (incorporated by reference to
                        Exhibit 3.1 to the Annual Report on Form 10-K of
                        American Home Mortgage Investment Corp. (File No.
                        001-31916) filed with the SEC on March 15, 2004).

3.2.1             --    Articles Supplementary of American Home Mortgage
                        Investment Corp. establishing and fixing the rights and preferences of its 9.75% Series A Cumulative Redeemable
                        Preferred Stock, which American Home Mortgage Investment
                        Corp. filed with the State Department of Assessments and Taxation of Maryland on July 6, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form
                        10-Q of American Home Mortgage Investment Corp. (File
                        No. 001-31916) filed with the SEC on August 9, 2004).

3.2.2             --    Articles Supplementary of American Home Mortgage
                        Investment Corp. establishing and fixing the rights and preferences of 747,500 additional shares of its 9.75%
                        Series A Cumulative Redeemable Preferred Stock, which
                        American Home Mortgage Investment Corp. filed with the
                        State Department of Assessments and Taxation of Maryland on July 19, 2004 (incorporated by reference to Exhibit
                        3.2 to the Quarterly Report on Form 10-Q of American
                        Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on August 9, 2004).

3.3               --    Articles Supplementary of American Home Mortgage
                        Investment Corp. establishing and fixing the rights and preferences of its 9.25% Series B Cumulative Redeemable
                        Preferred Stock, which American Home Mortgage Investment
                        Corp. filed with the State Department of Assessments and Taxation of Maryland on December 14, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form
                        10-K/A of American Home Mortgage Investment Corp. (File
                        No. 001-31916) filed with the SEC on April 22, 2005).

3.4               --    Amended and Restated Bylaws of American Home Mortgage
                        Investment Corp. (incorporated by reference to Exhibit
                        3.2 to the Annual Report on Form 10-K of American Home
                        Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

4.1               --    Reference is hereby made to Exhibits 3.1 through 3.4
                        above.

4.2.1             --    Specimen Certificate for the Common Stock of American
                        Home Mortgage Investment Corp. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form
                        10-K of American Home Mortgage Investment Corp. (File
                        No. 001-31916) filed with the SEC on March 15, 2004).

4.2.2             --    Specimen Certificate for the 9.75% Series A Cumulative
                        Redeemable Preferred Stock of American Home Mortgage
                        Investment Corp. (incorporated by reference to Exhibit
                        4.1 to the Registration Statement on Form 8-A of
                        American Home Mortgage Investment Corp. (File No.
                        001-31916) filed with the SEC on June 30, 2004).

4.2.3             --    Specimen Certificate for the 9.25% Series B Cumulative
                        Redeemable Preferred Stock of American Home Mortgage
                        Investment Corp. (incorporated by reference to Exhibit
                        4.1 to the Registration Statement on Form 8-A of
                        American Home Mortgage Investment Corp. (File No.
                        001-31916) filed with the SEC on December 10, 2004).

4.3.1             --    Amended and Restated Trust Agreement, dated May 13,
                        2005, among Chase Bank USA, National Association,
                        JPMorgan Chase Bank, National Association, American Home
                        Mortgage Investment Corp., the administrative trustees named therein and the holders from time to time
                        (incorporated by reference to Exhibit 4.1 to the Current
                        Report on Form 8-K of American Home Mortgage Investment
                        Corp. (File No. 001-31916) filed with the SEC on May 20,
                        2005).

4.3.2             --    Junior Subordinated Indenture, dated as of May 13, 2005,
                        by and between American Home Mortgage Investment Corp.
                        and JPMorgan Chase Bank, National Association
                        (incorporated by reference to Exhibit 4.2 to the Current
                        Report on Form 8-K of American Home Mortgage Investment
                        Corp. (File No. 001-31916) filed with the SEC on May 20,
                        2005).

10.1              --    1999 Omnibus Stock Incentive Plan (filed herewith).

10.2              --    Amended and Restated 1997 Stock Option Plan of Apex
                        Mortgage Capital, Inc. (incorporated by reference to
                        Annex J to Amendment No. 3 to the Registration Statement on Form S-4 of American Home Mortgage Investment Corp.
                        (File No. 333-107545) filed with the SEC on October 24,
                        2003).

10.3.1            --    Employment Agreement, dated as of August 26, 1999, by
                        and between American Home Mortgage Holdings, Inc. and
                        Michael Strauss (incorporated by reference to Exhibit
                        10.1 to Amendment No. 3 to the Registration Statement on
                        Form S-1 of American Home Mortgage Holdings, Inc. (File
                        No. 333-82409) filed with the SEC on August 31, 1999).

10.3.2            --    Amendment to Employment Agreement, dated as of April 1,
                        2000, by and between American Home Mortgage Holdings,
                        Inc. and Michael Strauss (incorporated by reference to Exhibit 10.1.2 to Amendment No. 2 to the Registration
                        Statement on Form S-3 on Form S-1 of American Home
                        Mortgage Holdings, Inc. (File No. 333-60050) filed with the SEC on June 7, 2001).

10.4              --    Amended and Restated Employment Agreement, dated as of
                        April 27, 2004, by and between American Home Mortgage
                        Holdings, Inc. and John A. Johnston (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on May 10,
                        2004).

10.5              --    Employment Agreement, dated as of March 1, 2003, by and
                        between American Home Mortgage Holdings, Inc. and
                        Stephen Hozie (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of American Home
                        Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.6              --    Employment Agreement, dated as of December 23, 2002, by
                        and between American Home Mortgage Corp. and Alan Horn
                        (incorporated by reference to Exhibit 10.7 to the Annual
                        Report on Form 10-K of American Home Mortgage Holdings,
                        Inc. (File No. 000-27081) filed with the SEC on March
                        31, 2003).

10.7              --    Employment Agreement, dated as of June 19, 2003, by and
                        between American Home Mortgage Corp. and Tom McDonagh
                        (incorporated by reference to Exhibit 10.9 to the Annual
                        Report on Form 10-K of American Home Mortgage Investment
                        Corp. (File No. 001-31916) filed with the SEC on March
                        15, 2004).

10.8              --    Employment Agreement, dated as of January 11, 2001, by
                        and between American Home Mortgage Holdings, Inc. and
                        Donald Henig (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of American Home
                        Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on April 1, 2002).

10.9              --    Employment Agreement, dated as of October 1, 2004, by
                        and between American Home Mortgage Holdings, Inc. and
                        Dena Kwaschyn (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K/A of American Home
                        Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on April 22, 2005).

10.10             --    Employment Agreement, dated as of September 1, 2003, by
                        and between American Home Mortgage Corp. and Ronald
                        Rosenblatt, Ph.D. (incorporated by reference to Exhibit
                        10.10 to the Annual Report on Form 10-K of American Home
                        Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.11             --    Amended and Restated Employment Agreement, dated as of
                        December 30, 2004, by and between American Home Mortgage
                        Holdings, Inc. and Thomas J. Fiddler (incorporated by reference to Exhibit 10.9 to the Annual Report on Form
                        10-K/A of American Home Mortgage Investment Corp. (File
                        No. 001-31916) filed with the SEC on April 22, 2005).

10.12             --    Employment Agreement, dated as of January 1, 2005, by
                        and between American Home Mortgage Holdings, Inc. and
                        Richard Loeffler (incorporated by reference to Exhibit
                        10.1 to the Quarterly Report on Form 10-Q of American
                        Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 6, 2005).

10.13             --    Amended and Restated Employment Agreement, dated as of
                        December 14, 2004, by and between American Home Mortgage
                        Holdings, Inc. and John A. Manglardi (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on May 6, 2005).

10.14.1           --    Amended and Restated Mortgage Loan Purchase Agreement,
                        dated as of February 6, 2004, by and among UBS Real
                        Estate Securities Inc., the Company, American Home
                        Mortgage Acceptance, Inc., American Home Mortgage
                        Holdings, Inc., American Home Mortgage Corp. and
                        Columbia National, Incorporated (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on May 10,
                        2004).

10.14.2           --    Amended and Restated Mortgage Loan Repurchase Agreement,
                        dated as of February 6, 2004, by and among UBS Real
                        Estate Securities Inc., American Home Mortgage
                        Investment Corp., American Home Mortgage Acceptance,
                        Inc., American Home Mortgage Holdings, Inc., American
                        Home Mortgage Corp. and Columbia National, Incorporated
                        (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Home Mortgage
                        Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

10.14.3           --    Amended and Restated Mortgage Loan Custodial Agreement,
                        dated as of February 6, 2004, by and among UBS Real
                        Estate Securities Inc., Deutsche Bank National Trust
                        Company, American Home Mortgage Investment Corp.,
                        American Home Mortgage Acceptance, Inc., American Home
                        Mortgage Holdings, Inc., American Home Mortgage Corp.
                        and Columbia National, Incorporated (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on May 10,
                        2004).

10.14.4           --    Amended and Restated Mortgage Loan Participation
                        Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., American Home Mortgage
                        Investment Corp., American Home Mortgage Acceptance,
                        Inc., American Home Mortgage Holdings, Inc., American
                        Home Mortgage Corp. and Columbia National, Incorporated
                        (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of American Home Mortgage
                        Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

10.14.5           --    Amended and Restated Custodial Agreement, dated as of
                        February 6, 2004, by and among UBS Real Estate
                        Securities Inc., Deutsche Bank National Trust Company,
                        American Home Mortgage Investment Corp., American Home
                        Mortgage Acceptance, Inc., American Home Mortgage
                        Holdings, Inc., American Home Mortgage Corp. and
                        Columbia National, Incorporated (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on May 10,
                        2004).

10.15             --    Master Repurchase Agreement, dated as of December 14,
                        2005, among Greenwich Capital Financial Products, Inc.,
                        American Home Mortgage Corp., American Home Mortgage
                        Acceptance, Inc., and American Home Mortgage Investment
                        Corp. (filed herewith).

10.16.1           --    Amended and Restated Addendum to Master Repurchase
                        Agreement, dated as of November 22, 2005, by and among American Home Mortgage Corp., American Home Mortgage
                        Servicing, Inc. and AHM SPV I, LLC (filed herewith).

10.16.2           --    Amended and Restated Loan Agreement, dated as of
                        November 22, 2005, by and among AHM SPV I, LLC, La
                        Fayette Asset Securitization LLC, Amsterdam Funding
                        Corporation, Barton Capital LLC, Park Avenue Receivables
                        Company, Calyon New York Branch, Lloyds TSB Bank PLC,
                        ABN Amro Bank N.V., Societe Generale, JPMorgan Chase
                        Bank, N.A. and American Home Mortgage Servicing, Inc.
                        (filed herewith).

10.16.3           --    Amended and Restated Collateral Agency Agreement, dated
                        as of November 22, 2005, by and among AHM SPV I, LLC,
                        American Home Mortgage Servicing, Inc., Calyon New York
                        Branch, and Deutsche Bank National Trust Company (filed herewith).

10.16.4           --    Confirmation of Performance Guarantees, dated as of
                        November 22, 2005, by American Home Mortgage Holdings,
                        Inc. and American Home Mortgage Investment Corp. (filed herewith).

10.16.5           --    Amended and Restated Originator Performance Guaranty,
                        dated as of December 10, 2004, by American Home Mortgage
                        Holdings, Inc. and American Home Mortgage Investment
                        Corp. in favor of AHM SPV I, LLC (incorporated by reference to Exhibit 10.3.2 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on May 6, 2005).

10.16.6           --    Amended and Restated Servicer Performance Guaranty,
                        dated as of December 10, 2004, by American Home Mortgage
                        Holdings, Inc. and American Home Mortgage Investment
                        Corp. in favor of Calyon New York Branch (incorporated by reference to Exhibit 10.3.3 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on May 6, 2005).

10.17.1           --    Master Repurchase Agreement, dated as of January 27,
                        2006, by and among American Home Mortgage Corp.,
                        American Home Mortgage Acceptance, Inc., American Home
                        Mortgage Investment Corp., American Home Mortgage
                        Holdings, Inc., American Home Mortgage Servicing, Inc.,
                        Morgan Stanley Mortgage Capital, Inc. and Morgan Stanley
                        Bank (filed herewith).

10.17.2           --    Custodial Agreement, dated as of January 27, 2006, by
                        and among American Home Mortgage Corp., American Home
                        Mortgage Acceptance, Inc., American Home Mortgage
                        Investment Corp., American Home Mortgage Holdings, Inc.,
                        American Home Mortgage Servicing, Inc., Morgan Stanley
                        Bank and Deutsche Bank National Trust Company (filed herewith).

10.18.1           --    Letter Agreement, dated as of March 10, 2006, between
                        Barclays Bank PLC and American Home Mortgage Acceptance,
                        Inc. (filed herewith).

10.18.2           --    Custodial Agreement, dated as of March 10, 2006, by and
                        among Barclays Bank PLC, American Home Mortgage
                        Acceptance, Inc. and Deutsche Bank National Trust
                        Company (filed herewith).

10.18.3           --    Guaranty, dated as of March 10, 2006, by American Home
                        Mortgage Investment Corp. in favor of Barclays Bank PLC
                        (filed herewith).

10.19.1           --    Third Amended and Restated Master Repurchase Agreement,
                        dated as of July 15, 2005, by and among IXIS Real Estate
                        Capital Inc. (formerly known as CDC Mortgage Capital
                        Inc.) and American Home Mortgage Corp., American Home
                        Mortgage Investment Corp., American Home Mortgage
                        Acceptance, Inc., American Home Mortgage Holdings, Inc., and American Home Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on July 29,
                        2005).

10.19.2           --    Second Amended and Restated Custodial and Disbursement
                        Agreement, dated as of June 1, 2004, by and among American Home Mortgage Investment Corp., American Home
                        Mortgage Acceptance, Inc., American Home Mortgage
                        Holdings, Inc., American Home Mortgage Corp., Columbia
                        National, Incorporated, CDC Mortgage Capital Inc., and
                        Deutsche Bank National Trust Company (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on August 9,
                        2004).

10.20             --    Amended and Restated Credit Agreement, dated as of
                        August 12, 2005, by and among American Home Mortgage
                        Investment Corp., American Home Mortgage Servicing,
                        Inc., American Home Mortgage Corp., American Home
                        Mortgage Acceptance, Inc., the Lenders from time to time party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on November 9,
                        2005).

10.21             --    Purchase Agreement, dated May 13, 2005, among American
                        Home Mortgage Investment Corp., Baylis Trust I and
                        Merrill Lynch International (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of
                        American Home Mortgage Investment Corp. (File No.
                        001-31916) filed with the SEC on May 20, 2005).

10.22.1           --    Mortgage Loan Purchase and Sale Agreement, dated as of
                        January 1, 2004, by and among Greenwich Capital
                        Financial Products, Inc., American Home Mortgage Corp., and American Home Mortgage Servicing, Inc. f/k/a
                        Columbia National, Incorporated (incorporated by reference to Exhibit 10.5.1 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on May 6, 2005).

10.22.2           --    First Amendment, dated as of September 1, 2004, to the
                        Mortgage Loan Purchase and Sale Agreement, dated as of
                        January 1, 2004, by and among Greenwich Capital
                        Financial Products, Inc., American Home Mortgage Corp., and American Home Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on November 9,
                        2004).

10.22.3           --    Second Amendment, dated as of September 28, 2005, to the
                        Mortgage Loan Purchase and Sale Agreement, dated as of
                        January 1, 2004, by and among Greenwich Capital
                        Financial Products, Inc., American Home Mortgage Corp., and American Home Mortgage Servicing, Inc. (filed herewith).

10.22.4           --    Custodial Agreement, dated as of January 1, 2004, by and
                        among Greenwich Capital Financial Products, Inc.,
                        Deutsche Bank National Trust Company, American Home
                        Mortgage Corp., and American Home Mortgage Servicing,
                        Inc. f/k/a Columbia National, Incorporated (incorporated by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp.
                        (File No. 001-31916) filed with the SEC on May 6, 2005).

10.23             --    Agreement of Lease, dated October 20, 1995, between
                        Reckson Operating Partnership, L.P., as Landlord,
                        Choicecare Long Island, Inc., as Assignor, and American
                        Home Mortgage Corp., as Assignee, as amended on September 30, 1999 (incorporated by reference to Exhibit
                        10.35 to the Annual Report on Form 10-K of American Home
                        Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on March 30, 2000).

10.24             --    Agreement of Lease, dated as of November 24, 2003,
                        between AHM SPV II, LLC, and American Home Mortgage
                        Corp. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of American Home Mortgage
                        Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.25             --    Lease Agreement, dated as of November 1, 2003, between
                        Suffolk County Development Agency (Suffolk County, New
                        York) and AHM SPV II, LLC (incorporated by reference to
                        Exhibit 10.21 to the Annual Report on Form 10-K of
                        American Home Mortgage Investment Corp. (File No.
                        001-31916) filed with the SEC on March 15, 2004).

21.1              --    Subsidiaries of American Home Mortgage Investment Corp.
                        (filed herewith).

23.1              --    Consent of Deloitte & Touche LLP (filed herewith).

31.1              --    Certification of Chief Executive Officer pursuant to
                        Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange
                        Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2              --    Certification of Chief Financial Officer pursuant to
                        Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange
                        Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1              --    Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2              --    Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).