Form 10-Q
period 2006-03-31
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2006-05-10
CIK 1256536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2006.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [X]   Accelerated Filer [ ]   Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 4, 2006, there were 50,036,033 shares of the registrant's common stock, par value $0.01 per share, outstanding.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                          PART I-FINANCIAL INFORMATION

                                                                            Page
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 2006 and December 31,
         2005..................................................................1

         Consolidated Statements of Income for the Three Months Ended March
         31, 2006 and 2005.....................................................2

         Consolidated Statements of Stockholders' Equity for the Three Months
         Ended March 31, 2006 and 2005.........................................3

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2006 and 2005...............................................4

         Notes to Consolidated Financial Statements............................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........45

Item 4.  Controls and Procedures..............................................47

                        PART II-OTHER INFORMATION

Item 1.  Legal Proceedings....................................................48

Item 1A. Risk Factors.........................................................48

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........48

Item 3.  Defaults Upon Senior Securities......................................48

Item 4.  Submission of Matters to a Vote of Security Holders..................49

Item 5.  Other Information....................................................49

Item 6.  Exhibits.............................................................49

SIGNATURES

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                      March 31,           December 31,
                                                                                         2006                 2005
                                                                                  -------------------   ------------------
Assets:
  Cash and cash equivalents                                                                $ 572,591            $ 575,650
  Accounts receivable and servicing advances                                                 327,586              329,132
  Mortgage-backed securities (including securities pledged of $9,068,102 as of
          March 31, 2006 and $10,063,621 as of December 31, 2005)                          9,580,963           10,602,104
  Mortgage loans held for sale, net                                                        1,589,613            2,208,749
  Mortgage loans held for investment, net of allowance of $3,454 as of                     4,315,384            3,479,721
          March 31, 2006 and $2,142 as of December 31, 2005
  Derivative assets                                                                          102,267               44,594
  Mortgage servicing rights, net                                                             371,974              319,671
  Premises and equipment, net                                                                 75,594               68,782
  Goodwill                                                                                   110,330               99,527
  Other assets                                                                                30,708               26,815
                                                                                  -------------------   ------------------
      Total assets                                                                      $ 17,077,010         $ 17,754,745
                                                                                  ===================   ==================

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                              $ 1,754,581          $ 3,474,191
  Drafts payable                                                                              16,377               20,754
  Commercial paper                                                                         1,073,630            1,079,179
  Reverse repurchase agreements                                                            8,899,050            9,806,144
  Collateralized debt obligations                                                          2,905,199            1,057,906
  Payable for securities purchased                                                           215,114              261,539
  Derivative liabilities                                                                       7,512               16,773
  Trust preferred securities                                                                 204,018              203,688
  Accrued expenses and other liabilities                                                     385,392              277,476
  Notes payable                                                                              330,714              319,309
  Income taxes payable                                                                        51,016               30,770
                                                                                  -------------------   ------------------
    Total liabilities                                                                     15,842,603           16,547,729
                                                                                  -------------------   ------------------

Commitments and contingencies                                                                      -                    -

Stockholders' Equity:
  Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized:
       9.75% Series A Cumulative Redeemable, 2,150,000 shares issued and
       outstanding as of March 31, 2006 and December 31, 2005, respectively                   50,857               50,857
       9.25% Series B Cumulative Redeemable, 3,450,000 shares issued and
       outstanding as of March 31, 2006 and December 31, 2005, respectively                   83,183               83,183
  Common Stock, par value $0.01 per share, 100,000,000 shares authorized,
      50,004,965 and 49,639,646 shares issued and outstanding
      as of March 31, 2006 and December 31, 2005, respectively                                   500                  496
  Additional paid-in capital                                                                 958,175              947,512
  Retained earnings                                                                          206,512              203,778
  Accumulated other comprehensive loss                                                       (64,820)             (78,810)
                                                                                  -------------------   ------------------
    Total stockholders' equity                                                             1,234,407            1,207,016
                                                                                  -------------------   ------------------

      Total liabilities and stockholders' equity                                        $ 17,077,010         $ 17,754,745
                                                                                  ===================   ==================

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)


                                                                             Three Months Ended March 31,
                                                                  -------------------------------------------------
                                                                        2006                           2005
                                                                  -----------------              ------------------
Net interest income:
    Interest income                                                $        300,613               $         146,894
    Interest expense                                                       (254,035)                        (88,091)
                                                                  -----------------              ------------------
         Total net interest income                                           46,578                          58,803
                                                                  -----------------              ------------------
    Provision for loan losses                                                (1,311)                            -
                                                                  -----------------              ------------------
         Total net interest income after provision for loan losses           45,267                          58,803
                                                                  -----------------              ------------------

Non-interest income:
    Gain on sales of mortgage loans                                         171,907                          35,253
    Gain on sales of current period securitized mortgage loans                   -                           69,919
    (Loss) gain on sales of mortgage-backed securities and derivatives         (850)                          6,132
    Unrealized gain on mortgage-backed securities and derivatives             9,315                          57,499

    Loan servicing fees                                                      24,333                          11,312
    Amortization and impairment of mortgage servicing rights                     -                           (5,082)
    Change in fair value of mortgage servicing rights                       (18,621)                            -
                                                                  -----------------              ------------------
         Net loan servicing fees                                              5,712                           6,230
                                                                  -----------------              ------------------

    Other non-interest income                                                 1,769                           1,466
                                                                  -----------------              ------------------
         Total non-interest income                                          187,853                         176,499
                                                                  -----------------              ------------------

Non-interest expenses:
    Salaries, commissions and benefits, net                                  99,267                          68,475
    Occupancy and equipment                                                  17,970                          12,671
    Data processing and communications                                        7,126                           5,950
    Office supplies and expenses                                              4,332                           4,429
    Marketing and promotion                                                   5,800                           4,130
    Travel and entertainment                                                  6,753                           3,928
    Professional fees                                                         5,331                           3,470
    Other                                                                    15,882                           6,869
                                                                  -----------------              ------------------
         Total non-interest expenses                                        162,461                         109,922
                                                                  -----------------              ------------------

Net income before income tax expense                                         70,659                         125,380

Income tax expense                                                           16,200                             -
                                                                  -----------------              ------------------
Net income                                                         $         54,459               $         125,380
                                                                  =================              ==================

Dividends on preferred stock                                                  3,305                           3,305

                                                                  -----------------              ------------------
Net income available to common shareholders                        $         51,154               $         122,075
                                                                  =================              ==================

    Per share data:
      Basic                                                        $           1.03               $            3.03
      Diluted                                                      $           1.02               $            2.99

      Weighted average number of shares - basic                              49,715                          40,308
      Weighted average number of shares - diluted                            50,070                          40,811

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                 (In thousands)

                                                                                                      Accumulated
                                                                       Additional                         Other            Total
                                             Preferred      Common       Paid-in        Retained     Comprehensive     Stockholders'
                                               Stock        Stock        Capital        Earnings          Loss            Equity
                                            ----------------------------------------------------------------------------------------
Balance at January 1, 2005                  $   134,040        $ 403     $ 631,530      $ 99,628         $ (39,339)   $     826,262
                                            ------------ ------------ ------------- ------------- ----------------- ----------------
Comprehensive income:
  Net income                                          -            -             -       125,380                 -          125,380
  Net change in unrealized loss on
    mortgage-backed securities available
    for sale                                          -            -             -             -           (24,435)         (24,435)
  Net change in unrealized gain on cash
   flow hedges, net of amortization                   -            -             -             -            20,396           20,396
                                                                                                                    ----------------
Comprehensive income                                                                                                        121,341
  Issuance of common stock - earnouts                 -            -           846             -                 -              846
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                              -            -           452             -                 -              452
  Dividends declared on Series A
    Preferred Stock                                   -            -             -        (1,310)                -           (1,310)
  Dividends declared on Series B
    Preferred Stock                                   -            -             -        (1,995)                -           (1,995)
  Dividends declared on Common Stock                  -            -             -       (28,639)                -          (28,639)
                                            ------------ ------------ ------------- ------------- ----------------- ----------------
Balance at March 31, 2005                   $   134,040        $ 403     $ 632,828     $ 193,064         $ (43,378)   $     916,957
                                            ============ ============ ============= ============= ================= ================


Balance at January 1, 2006                  $   134,040        $ 496     $ 947,512     $ 203,778         $ (78,810)   $   1,207,016
                                            ------------ ------------ ------------- ------------- ----------------- ----------------
Comprehensive income:
  Net income                                          -            -             -        54,459                 -           54,459
  Net change in unrealized loss on
    mortgage-backed securities available
    for sale                                          -            -             -             -           (35,765)         (35,765)
  Net change in unrealized gain on cash
    flow hedges, net of amortization                  -            -             -             -            49,755           49,755
                                                                                                                    ----------------
Comprehensive income                                                                                                         68,449
  Cumulative effect adjustment as of
    beginning of year                                 -            -             -        (2,917)                -           (2,917)
  Issuance of common stock - earnouts                 -            3         9,555             -                 -            9,558
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                              -            1           698             -                 -              699
  Stock-based employee compensation
    expense                                           -            -           410             -                 -              410
  Dividends declared on Series A
    Preferred Stock                                   -            -             -        (1,310)                -           (1,310)
  Dividends declared on Series B
    Preferred Stock                                   -            -             -        (1,995)                -           (1,995)
  Dividends declared on Common Stock                  -            -             -       (45,503)                -          (45,503)
                                            ------------ ------------ ------------- ------------- ----------------- ----------------
Balance at March 31, 2006                   $   134,040        $ 500     $ 958,175     $ 206,512         $ (64,820)   $   1,234,407
                                            ============ ============ ============= ============= ================= ================

See notes to consolidated financial statements.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                  -----------------------------
                                                                      2006            2005
                                                                  --------------  -------------
Cash flows from operating activities:
Net income                                                        $      54,459   $    125,380
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                             3,953          2,439
Provision for loan losses                                                 1,311              -
Change in fair value of mortgage servicing rights                        18,621              -
Amortization and impairment of mortgage servicing rights                      -          5,082
Accretion and amortization of mortgage-backed securities, net             2,331          4,593
Deferred cash flow hedge gain, net of amortization                        3,909         17,052
Loss on sales of mortgage-backed securities and derivatives                   -          3,336
Unrealized loss on mortgage-backed securities                             3,090         51,003
Unrealized gain on free standing derivatives                             (4,765)       (40,312)
Decrease in forward delivery contracts                                  (24,041)        (9,595)
Capitalized mortgage servicing rights on securitized loans                    -        (79,711)
Capitalized mortgage servicing rights on sold loans                     (69,768)        (2,347)
Decrease in interest rate lock commitments                                7,131            210
Decrease in mortgage loan basis adjustments                               4,731         30,954
Other                                                                      (198)         1,177
(Increase) decrease in operating assets:
       Accounts receivable                                                6,829         12,952
       Servicing advances                                                (3,281)           731
       Other assets                                                      (1,451)         7,714
Increase (decrease) in operating liabilities:
       Accrued expenses and other liabilities                            93,876         21,432
       Income taxes payable                                              16,173            (92)

Origination of mortgage loans held for sale                         (12,203,014)    (7,255,400)
Principal received from sales of mortgage loans held for sale        13,372,574      3,080,795
Proceeds from securitizations of mortgage loans held for sale                 -      7,336,612
Additions to mortgage-backed securities and derivatives                       -     (2,840,259)
Principal proceeds from sales of self-originated mortgage-backed
  securities                                                          1,809,796              -
Cash received from residual assets in securitizations                    27,353         16,556
Principal repayments of mortgage-backed securities                       93,845        108,403
                                                                  --------------  -------------
       Net cash provided by operating activities                      3,213,464        598,705
                                                                  --------------  -------------

Cash flows from investing activities:
Purchases of premises and equipment                                     (10,765)        (6,849)
Origination of mortgage loans held for investment                      (970,335)             -
Proceeds from repayments of mortgage loans held for investment          137,545              -
Purchases of mortgage-backed securities                              (1,389,336)             -
Principal proceeds from sales of purchased mortgage-backed
  securities                                                                  -      1,133,989
Principal repayments of purchased mortgage-backed securities            438,297        368,671
Acquisition of business                                                (550,077)             -
                                                                  --------------  -------------
       Net cash (used in) provided by investing activities           (2,344,671)     1,495,811
                                                                  --------------  -------------

Cash flows from financing activities:
Decrease in warehouse lines of credit, net                           (1,719,610)       (77,097)
Decrease in reverse repurchase agreements, net                         (907,094)      (351,001)
Increase (decrease) in collateralized debt obligations                1,847,293     (2,022,218)
Decrease in payable for securities purchased                            (46,425)             -
(Decrease) increase in commercial paper, net                             (5,549)       328,592
(Decrease) increase in drafts payable, net                               (4,377)         2,191
Increase in trust preferred securities                                      330              -
Increase in notes payable, net                                           11,405         23,578
Proceeds from issuance of Common Stock                                      652            311
Dividends paid                                                          (48,477)       (28,931)
                                                                  --------------  -------------
       Net cash used in financing activities                           (871,852)    (2,124,575)
                                                                  --------------  -------------

Net decrease in cash and cash equivalents                                (3,059)       (30,059)
Cash and cash equivalents, beginning of period                          575,650        192,821
                                                                  --------------  --------------
Cash and cash equivalents, end of period                          $     572,591   $    162,762
                                                                  ==============  =============

Supplemental disclosure of cash flow information:
Interest paid                                                     $     181,955   $     79,937
Income taxes paid                                                            32            115

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

Mortgage-backed Securities - Mortgage-backed securities are classified as either trading or available for sale. Trading securities are reported at fair value, and changes in fair value are reported in unrealized gain on mortgage-backed securities and derivatives in the consolidated statements of income. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income
(loss). Realized gains and losses on sales of available for sale securities are determined on an average cost basis and included in gain (loss) on sales of mortgage-backed securities and derivatives.

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

Mortgage Loans Held for Investment - Mortgage loans held for investment represent loans securitized through transactions structured as financings, or pending securitization through transactions that are expected to be structured as financings. Mortgage loans held for investment are carried at the aggregate of their remaining unpaid principal balances, including the capitalized value of the prior IRLCs related to the mortgage loans, plus net deferred origination costs, less any related charge-offs and allowance for loan losses. Loan fees and direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method.

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

Mortgage Servicing Rights - In March 2006, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing Financial Assets, an amendment of SFAS No. 140" ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of the entity's first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date. The Company elected to early adopt SFAS No. 156 as of January 1, 2006, and has recorded its mortgage servicing rights ("MSRs") at fair value. The Company's election increased MSRs by $1.2 million. Prior to January 1, 2006, MSRs were carried at the lower of cost or fair value, based on defined interest rate risk strata, and the gross MSR asset was amortized in proportion to and over the period of estimated net servicing income. The Company estimates the fair value of its MSRs by obtaining market information from one of the market's primary independent MSR brokers.

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

Collateralized Debt Obligations - The Company has issued adjustable-rate collateralized debt obligations ("CDOs") to finance certain portions of its mortgage loans. The collateralized debt obligations are collateralized by adjustable-rate mortgage ("ARM") loans that have been placed in a trust and bear interest rates that have historically moved in close relationship to LIBOR. CDOs are accounted for as borrowings and recorded as a liability on the consolidated balance sheet.

Commercial Paper - The Company maintains a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of the Company's mortgage loans held for sale and mortgage loans held for investment. The commercial paper may be secured by the Company's mortgage loans held for sale, mortgage loans held for investment, mortgage-backed securities and cash and bears interest at prevailing money market rates approximating LIBOR. Commercial paper is accounted for as a borrowing and recorded as a liability on the consolidated balance sheet.

Trust Preferred Securities - The Company formed wholly owned statutory business trusts ("Trusts") for the purpose of issuing trust preferred securities. The Company does not consolidate its Trusts and results in a liability to the Trusts, which is recorded in trust preferred securities on the consolidated balance sheet. The securities begin to mature in 2035 and bear interest at rates ranging from LIBOR +235 basis points to LIBOR +300 basis points.

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

Interest Rate Lock Commitments ("IRLCs"). The Company's mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria and have locked their terms and rates. The Company uses mortgage forward delivery contracts to economically hedge the IRLCs. The Company classifies and accounts for the IRLCs associated with loans expected to be sold as free-standing derivatives. Accordingly, IRLCs related to loans held for sale are recorded at fair value with changes in fair value recorded to current earnings.

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

Interest Rate Swap Agreements. The Company enters into interest rate swap agreements which require it to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The fair value of interest rate swap agreements is based on the net present value of estimated future interest payments over the remaining life of the interest rate swap agreement. All changes in the unrealized gains and losses on swap agreements designated as cash flow hedges have been recorded in accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense is recognized on the Company's hedged borrowings. For interest rate swap agreements accounted for as cash flow hedges, the net amount accrued for the variable interest receivable and fixed interest payable affects the amount recorded as interest expense. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company's short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in accumulated other comprehensive income (loss) would be reclassified to income. Certain swap agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company's borrowings. Although the terms and characteristics of the Company's swap agreements and hedged borrowings are nearly identical, due to the explicit requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), the Company does not account for these hedges under a method defined in SFAS No. 133 as the "shortcut" method, but rather the Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. The Company classifies and accounts for interest rate swap agreements that are not designated as cash flow hedges as free-standing derivatives. Accordingly, these swap agreements are recorded at fair value with changes in fair value recorded to current earnings as a component of unrealized gain on mortgage-backed securities and derivatives as they are used to offset the price change exposure of mortgage-backed securities classified as trading. For interest rate swap agreements accounted for as free-standing derivatives, the net amount accrued for the variable interest receivable and fixed interest payable is recorded in current earnings as unrealized gain on mortgage-backed securities and derivatives.

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

Stock Option Plans - In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). Prior to January 1, 2006, the Company accounted for the Plan using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148"), had been applied. Prior to January 1, 2006, in accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company's net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the three months ended March 31, 2005, the Company's consolidated net income and earnings per share would have been reduced to the pro-forma amounts presented in the following table:

                                                                                Three Months Ended
                                                                                     March 31,
(In thousands, except per share data)                                                  2005
                                                                               ----------------------
Net income available to common
   shareholders - as reported                                                  $             122,075

Less: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects                                   (343)
                                                                               ----------------------

Net income available to common
   shareholders - pro forma                                                    $             121,732
                                                                               ======================

Earnings per share:
    Basic - as reported                                                        $                3.03
    Basic - pro forma                                                          $                3.02

    Diluted - as reported                                                      $                2.99
    Diluted - pro forma                                                        $                2.98


In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company's consolidated financial statements. Under SFAS No. 123R, the related compensation cost is measured based on the fair value of the award at the date of grant. In March 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which expresses views of the SEC Staff about the application of SFAS No. 123R. SFAS No. 123 requires only that the expense relating to employee stock options be disclosed in the footnotes to the consolidated financial statements. SFAS No. 123R replaced SFAS No. 123 and superseded APB Opinion No. 25. While SFAS No. 123R was originally to have been effective for interim and annual reporting periods beginning after June 15, 2005, the SEC, in April 2005, deferred the compliance date to the first annual reporting period beginning after June 15, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, compensation cost in the three months ended March 31, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue authorized but unissued shares of common stock to satisfy stock option exercises.

During the three months ended March 31, 2006, the Company's adoption of SFAS No. 123R decreased income before income taxes by $410 thousand, decreased net income by $309 thousand and decreased basic and diluted net income per share by $.01 per share. The expense, before income tax effect, is included in salaries, commissions and benefits expense. The income tax benefit recognized in income for the three months ended March 31, 2006 for stock options was $101 thousand.

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

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following table presents the Company's mortgage-backed securities available for sale as of March 31, 2006 and December 31, 2005:

                                                            March 31, 2006
                               ------------------------------------------------------------------
                                              Gross Unrealized   Gross Unrealized
                               Adjusted Cost        Gains              Losses         Fair Value
                               -------------   ----------------   ----------------    ----------
(In thousands)
Agency securities               $     128,573   $             --   $         (5,716)   $  122,857

Privately issued:
   Rated                            8,222,041                 81            (81,191)    8,140,931
   Unrated                              6,552                460                 --         7,012
                               -------------   ----------------   ----------------    ----------
Securities available for sale   $   8,357,166   $            541   $        (86,907)   $8,270,800
                                =============   ================   ================    ==========

                                                          December 31, 2005
                                -----------------------------------------------------------------
                                              Gross Unrealized   Gross Unrealized
                               Adjusted Cost        Gains              Losses         Fair Value
                               -------------   ----------------   ----------------    ----------
(In thousands)
Agency securities               $     135,545   $             --   $         (5,225)   $  130,320

Privately issued:
   Rated                            7,282,916              4,562            (49,963)    7,237,515
   Unrated                              7,176                 25                 --         7,201
                               -------------   ----------------   ----------------    ----------
Securities available for sale   $   7,425,637   $          4,587   $        (55,188)   $7,375,036
                                =============   ================   ================    ==========

The following table presents the Company's mortgage-backed securities available for sale in an unrealized loss position as of March 31, 2006 and December 31, 2005:

                                                                March 31, 2006
                                -----------------------------------------------------------------------------
                                  Less Than 12 Months         12 Months or More                Total
                                -----------------------    -----------------------   ------------------------
                                               Gross                      Gross                      Gross
                                             Unrealized                 Unrealized                 Unrealized
                                Fair Value     Losses      Fair Value     Losses      Fair Value     Losses
                                ----------   ----------    ----------   ----------    ----------   ----------
(In thousands)
Agency securities               $       --   $       --    $  122,857   $   (5,716)   $  122,857   $   (5,716)

Privately issued:
  Rated                          6,790,519      (53,252)    1,175,988      (27,939)    7,966,507      (81,191)
                                ----------   ----------    ----------   ----------    ----------   ----------
Securities available for sale   $6,790,519   $  (53,252)   $1,298,845   $  (33,655)   $8,089,364   $  (86,907)
                                ==========   ==========    ==========   ==========    ==========   ==========

                                                              December 31, 2005
                                -----------------------------------------------------------------------------
                                  Less Than 12 Months         12 Months or More                Total
                                -----------------------    -----------------------   ------------------------
                                               Gross                      Gross                      Gross
                                             Unrealized                 Unrealized                 Unrealized
                                Fair Value     Losses      Fair Value     Losses      Fair Value     Losses
                                ----------   ----------    ----------   ----------    ----------   ----------

(In thousands)

Agency securities               $       --   $       --    $  130,320   $   (5,225)   $  130,320   $   (5,225)

Privately issued:
  Rated                          3,834,893      (29,230)      926,942      (20,733)    4,761,835      (49,963)
                                ----------   ----------    ----------   ----------    ----------   ----------
Securities available for sale   $3,834,893   $  (29,230)   $1,057,262   $  (25,958)   $4,892,155   $  (55,188)
                                ==========   ==========    ==========   ==========    ==========   ==========


The Company has evaluated its mortgage-backed securities available for sale in an unrealized loss position for twelve months or more and determined there was no other-than-temporary impairment as of March 31, 2006.

The following table presents the Company's mortgage-backed trading securities as of March 31, 2006 and December 31, 2005:


                            March 31, 2006         December 31, 2005
                         ----------------------  -----------------------
                                           Fair Value
                         -----------------------------------------------
(In thousands)

Privately issued:
   Rated                  $          1,080,385    $           2,997,650
   Unrated                             229,778                  229,418
                         ----------------------  -----------------------
Trading securities        $          1,310,163    $           3,227,068
                         ======================  =======================

During the three months ended March 31, 2006, the Company recorded $1.0 million in unrealized gains on trading securities that related to trading securities held at March 31, 2006. During the three months ended March 31, 2005, the Company recorded $23.2 million in unrealized gains on trading securities that related to trading securities held at March 31, 2005.

During the three months ended March 31, 2006, the Company sold $1.8 billion of mortgage-backed securities and realized $0.9 million in losses, net of hedges. The $1.8 billion of mortgage-backed securities sold were self-originated.

During the three months ended March 31, 2005, the Company sold $1.1 billion of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $6.1 million in gains, net of hedges. The $1.1 billion of mortgage-backed securities sold were market-purchased. During the three months ended March 31, 2005, the Company securitized and held in its portfolio $2.8 billion of mortgage-backed securities.

The Company's mortgage-backed securities held at March 31, 2006 were primarily either agency obligations or were rated AAA or AA by Standard & Poor's.

The Company has credit exposure on $13.9 billion and $15.1 billion of loans it has securitized privately as of March 31, 2006 and December 31, 2005, respectively. The following table summarizes the loan delinquency information as of March 31, 2006 and December 31, 2005:

                                                 March 31, 2006
                          --------------------------------------------------------
(Dollars in thousands)
                                                  Percentage of      Percentage of
Delinquency Status    Loan Count   Loan Balance   Total Portfolio    Total Assets
-------------------   ----------   ------------   ---------------    -------------
60 to 89 days                 38   $      5,960              0.04%            0.03%
90 and greater days           75         12,982              0.09%            0.08%
Foreclosure                  662        165,733              1.19%            0.97%
                      ----------   ------------   ---------------    -------------
                             775   $    184,675              1.32%            1.08%
                      ==========   ============   ===============    =============

                                               December 31, 2005
                      ------------------------------------------------------------
(Dollars in thousands)
                                                  Percentage of      Percentage of
Delinquency Status    Loan Count   Loan Balance   Total Portfolio    Total Assets
-------------------   ----------   ------------   ---------------    -------------
60 to 89 days                 49   $     10,194              0.07%            0.06%
90 and greater days           82         13,596              0.09%            0.08%
Foreclosure                  451        119,181              0.79%            0.67%
                      ----------   ------------   ---------------    -------------
                             582   $    142,971              0.95%            0.81%
                      ==========   ============   ===============    =============


As of March 31, 2006 and December 31, 2005, the fair value of residual assets from securitizations reported in mortgage-backed securities was $261.0 million and $276.0 million, respectively.

The significant assumptions used in estimating the fair value of residual cash flows as of March 31, 2006 and December 31, 2005 were as follows:

                                          March 31, 2006    December 31, 2005
                                          --------------    -----------------

Weighted-average prepayment speed (CPR)            29.20%               30.63%
Weighted-average discount rate                     16.77%               16.52%
Weighted-average annual default rate                0.54%                0.54%

NOTE 3 - MORTGAGE LOANS, NET

Mortgage Loans Held For Sale, Net
---------------------------------

The following table presents the Company's mortgage loans held for sale, net, as of March 31, 2006 and December 31, 2005:

                                     March 31,     December 31,
(In thousands)                         2006            2005
                                    -----------    ------------

Mortgage loans held for sale        $ 1,579,842    $  2,190,062
SFAS No. 133 basis adjustments           (4,187)         (2,099)
Deferred origination costs, net          13,958          20,786
                                    -----------    ------------
Mortgage loans held for sale, net   $ 1,589,613    $  2,208,749
                                    ===========    ============

During the three months ended March 31, 2006, the Company sold mortgage loans to third parties totaling $13.5 billion and realized $171.9 million in gains.

During the three months ended March 31, 2006, the Company deferred $127.9 million of loan origination costs as an adjustment to the cost basis for additions to mortgage loans held for sale. The Company's gain on sale of loans was reduced by $134.7 million of deferred origination costs associated with mortgage loans sold during the three months ended March 31, 2006.

The following tables summarize delinquency information as of March 31, 2006 and December 31, 2005 for the Company's mortgage loans held for sale:


                                            March 31, 2006
                               ---------------------------------------
(Dollars in thousands)

                               Loan        Loan         Percentage of
Delinquency Status             Count      Balance      Total Portfolio
----------------------------   -----   -------------   ---------------

60 to 89 days                     20   $       1,826              0.12%
90 and greater days               77           9,869              0.63%
Foreclosure                       84          15,650              0.99%
                               -----   -------------   ---------------
Mortgage loans held for sale     181   $      27,345              1.74%
                               =====   =============   ===============

                                            December 31, 2005
                               ----------------------------------------
(Dollars in thousands)

                               Loan        Loan         Percentage of
Delinquency Status             Count      Balance      Total Portfolio
----------------------------   -----   -------------   ---------------

60 to 89 days                     15   $       2,404              0.11%
90 and greater days               51           6,530              0.30%
Foreclosure                       32           4,824              0.22%
                               -----   -------------   ---------------
Mortgage loans held for sale      98   $      13,758              0.63%
                               =====   =============   ===============

Mortgage Loans Held For Investment, Net
---------------------------------------

The following table presents the Company's mortgage loans held for investment, net, as of March 31, 2006 and December 31, 2005:


                                           March 31,     December 31,
(In thousands)                               2006            2005
                                          -----------    ------------

Mortgage loans held for investment        $ 4,271,215    $  3,438,425
SFAS No. 133 basis adjustments                 (1,441)             --
Deferred origination costs, net                49,064          43,438
Allowance for loan losses                      (3,454)         (2,142)
                                          -----------    ------------
Mortgage loans held for investment, net   $ 4,315,384    $  3,479,721
                                          ===========    ============

In March 2006, the Company transferred $2.0 billion of its mortgage loans held for investment to American Home Mortgage Investment Trust 2006-1 (the "2006-1 Trust") in a securitization transaction accounted for as a financing of the loans held for investment.

During the three months ended March 31, 2006, the Company deferred $8.4 million of loan origination costs as an adjustment to the cost basis for mortgage loans added to its held for investment portfolio. The Company's interest income was reduced by $2.8 million of deferred origination cost amortization on mortgage loans held for investment during the three months ended March 31, 2006.

During the three months ended March 31, 2006, the Company provided a $1.3 million allowance for loan losses through a charge to provision for loan losses. There were no subsequent charge-offs, net of recoveries, to the allowance for loan losses for the three months ended March 31, 2006.

The following tables summarize delinquency information as of March 31, 2006 and December 31, 2005 for the Company's mortgage loans held for investment:

                                                March 31, 2006
                                     ---------------------------------
(Dollars in thousands)

                                     Loan    Loan      Percentage of
Delinquency Status                   Count   Balance   Total Portfolio
----------------------------------   -----   -------   ---------------

60 to 89 days                           19   $ 2,159              0.05%
90 and greater days                     17     1,585              0.04%
Foreclosure                             97    14,746              0.35%
                                     -----   -------   ---------------
Mortgage loans held for investment     133   $18,490              0.44%
                                     =====   =======   ===============

                                              December 31, 2005
                                     ---------------------------------
(Dollars in thousands)

                                     Loan    Loan      Percentage of
Delinquency Status                   Count   Balance   Total Portfolio
----------------------------------   -----   -------   ---------------

60 to 89 days                           23   $ 2,898              0.08%
90 and greater days                     26     2,489              0.07%
Foreclosure                             49     8,797              0.26%
                                     -----   -------   ---------------
Mortgage loans held for investment      98   $14,184              0.41%
                                     =====   =======   ===============

NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of March 31, 2006 and December 31, 2005:

                                                   March 31,   December 31,
                                                      2006        2005
                                                   ---------   ------------

(In thousands)
Derivative Assets
Interest rate swaps                                $  80,152   $     30,508
Interest rate lock commitments                        14,467         14,086
Forward delivery contracts - loan commitments          5,190             --
Forward delivery contracts - loans held for sale       2,078             --
Interest rate caps                                       380             --
                                                   ---------   ------------
Derivative assets                                  $ 102,267   $     44,594
                                                   =========   ============

Derivative Liabilities
Interest rate lock commitments                     $   7,512   $         --
Forward delivery contracts - loan commitments             --          8,659
Forward delivery contracts - loans held for sale          --          8,114
                                                   ---------   ------------
Derivative liabilities                             $   7,512   $     16,773
                                                   =========   ============


As of March 31, 2006, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $2.9 billion and $9.2 billion, respectively.

As of December 31, 2005, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $2.2 billion and $8.7 billion, respectively.

During the three months ended March 31, 2006, the Company recognized in earnings $8.3 million in unrealized gains on free standing derivatives. During the three months ended March 31, 2005, the Company recognized in earnings $34.3 million in unrealized gains on free standing derivatives. These gains are recorded in unrealized gain on mortgage-backed securities and derivatives in the consolidated statements of income.

During the three months ended March 31, 2005, the Company realized $9.5 million in gains on sales of interest rate swap agreements associated with its securitizations of mortgage loans. These gains are recorded in (loss) gain on sales of mortgage-backed securities and derivatives in the consolidated statements of income.

The Company's forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the consolidated balance sheets was insignificant as of March 31, 2006 and December 31, 2005.

As of March 31, 2006, the unrealized gain on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was $21.5 million. As of December 31, 2005, the unrealized loss on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was $28.2 million.

The following table presents the Company's estimate of amounts that will be reclassified from accumulated other comprehensive loss to interest expense:

(In thousands)
   Twelve months ended March 31, 2007            $ 17,931
   Twelve months ended March 31, 2008               7,180
   Twelve months ended March 31, 2009               4,419
   Twelve months ended March 31, 2010                 609

NOTE 5 - MORTGAGE SERVICING RIGHTS, NET

The Company elected to early adopt SFAS No. 156 as of January 1, 2006, and has recorded its MSRs at fair value. The Company's adoption of SFAS No. 156 resulted in a cumulative-effect adjustment as of January 1, 2006, which increased MSRs by $1.2 million.

Prior to January 1, 2006, MSRs were carried at the lower of cost or fair value, based on defined interest rate risk strata, and the gross MSR asset was amortized in proportion to and over the period of estimated net servicing income. Prior to the Company's adoption of SFAS No. 156, the Company evaluated MSRs for impairment based on risk strata and a valuation allowance was recognized for MSRs that had an amortized balance in excess of the estimated fair value for the individual risk stratification.

The following table presents the activity in the Company's MSRs, net, for the three months ended March 31, 2006 and 2005:

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
(In thousands)                                              2006         2005
                                                       ---------    ---------
Mortgage Servicing Rights
Balance at beginning of period                         $ 340,377    $ 163,374
Cumulative-effect adjustment as of beginning of year       1,156           --
Fair value measurement method adjustment                 (20,706)          --
Additions                                                 69,768       82,058
Amortization                                                  --       (8,501)
Change in fair value                                     (18,621)          --
                                                       ---------    ---------
Balance at end of period                               $ 371,974    $ 236,931
                                                       ---------    ---------
Impairment Allowance
Balance at beginning of period                         $ (20,706)   $ (11,938)
Fair value measurement method adjustment                  20,706           --
Impairment recovery                                           --        3,419
                                                       ---------    ---------
Balance at end of period                               $      --    $  (8,519)
                                                       ---------    ---------
Mortgage servicing rights, net                         $ 371,974    $ 228,412
                                                       =========    =========


The amount of contractually specified servicing fees earned by the Company during the three months ended March 31, 2006 and 2005 were $20.4 million and $10.1 million, respectively. The Company reports contractually specified servicing fees in loan servicing fees in the consolidated statements of income.

The estimated fair value of MSRs is determined by obtaining a market valuation from one of the market's primary independent MSR brokers. To determine the market value of MSRs, the MSR broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates that market participants use for similar MSRs. Market assumptions are held constant over the life of the portfolio. The key risks inherent in MSRs are changes in interest rates and prepayment speeds.

The significant assumptions used in estimating the fair value of MSRs at March 31, 2006 and December 31, 2005 were as follows:


                                          March 31, 2006      December 31, 2005
                                          --------------      -----------------
Weighted-average prepayment speed (PSA)              379                   315
Weighted-average discount rate                    11.46%                11.94%
Weighted-average default rate                      2.01%                 2.78%

The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at March 31, 2006 and December 31, 2005:

                                                        March 31,   December 31,
                                                          2006            2005
                                                      ------------  ------------
                                                        (Dollars in thousands)
Loan servicing portfolio - loans sold or securitized  $ 28,976,495  $ 25,044,676
ARM loans as a percentage of total loans                       72%           73%
Average loan size                                     $        204  $        194
Weighted-average servicing fee                              0.329%        0.330%
Weighted-average note rate                                   6.09%         5.79%
Weighted-average remaining term (in months)                    345           337
Weighted-average age (in months)                                14            15


NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the three months ended March 31, 2006 and 2005:

                                      Loan Origination   Mortgage Holdings
(In thousands)                            Segment             Segment         Total
                                      ----------------   -----------------   --------

Balance at January 1, 2005            $         66,037   $          24,840   $ 90,877

Earnouts from previous acquisitions              1,868                  --      1,868
                                      ----------------   -----------------   --------
Balance at March 31, 2005             $         67,905   $          24,840   $ 92,745
                                      ================   =================   ========

Balance at January 1, 2006            $         74,687   $          24,840   $ 99,527

Acquisitions                                       700                  --        700
Earnouts from previous acquisitions             10,103                  --     10,103
                                      ----------------   -----------------   --------
Balance at March 31, 2006             $         85,490   $          24,840   $110,330
                                      ================   =================   ========

As of December 31, 2005, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.


NOTE 7 - WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit
-------------------------

To originate a mortgage loan, the Company draws against either a $3.3 billion SLN commercial paper program, a $2.5 billion pre-purchase facility with UBS Real Estate Securities Inc., a facility of $2.0 billion with Bear Stearns, a facility of $1.0 billion with Barclays Bank PLC, a $1.0 billion bank syndicated facility led by Bank of America, N.A. (which includes a $350 million term loan facility which the Company uses to finance its MSRs), a facility of $750 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $150 million with J.P. Morgan Chase, a $450 million facility with IXIS Real Estate Capital, Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), and a $1.4 billion syndicated facility led by Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At March 31, 2006, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of March 31, 2006, borrowings under the working capital line of credit were $29.7 million.

As of March 31, 2006, the Company had $1.8 billion of warehouse lines of credit outstanding with a weighted-average borrowing rate of 5.18%. As of December 31, 2005, the Company had $3.5 billion of warehouse lines of credit outstanding with a weighted-average borrowing rate of 4.78%.

Reverse Repurchase Agreements
-----------------------------

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and on March 31, 2006 had borrowed funds from thirteen of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of March 31, 2006, the Company had $8.9 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 4.81% and a weighted-average remaining maturity of three months. As of December 31, 2005, the Company had $9.8 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 4.40% and a weighted-average remaining maturity of four months.

As of March 31, 2006 and December 31, 2005, the Company's reverse repurchase agreements had the following remaining maturities:

                                March 31,    December 31,
                                   2006          2005
                                ----------   ------------
                                    (In thousands)

Within 30 days                  $  290,161   $    689,469
31 to 89 days                    4,649,235      4,817,885
90 to 365 days                   3,959,654      4,298,790
                                 ---------      ---------
Reverse repurchase agreements   $8,899,050   $  9,806,144
                                ==========   ============


The Company's average reverse repurchase agreements outstanding were $9.3 billion and $6.9 billion for the three months ended March 31, 2006 and 2005, respectively.


Commercial Paper
----------------

The Company maintains a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term SLNs to finance certain portions of the Company's mortgage loans. The special purpose entity allows for issuance of short-term notes with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating the LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $3.3 billion at March 31, 2006.

As of March 31, 2006, the Company had $1.1 billion of SLNs outstanding, with an average interest cost of 4.75%. The SLNs were collateralized by mortgage loans held for sale, mortgage loans held for investment and cash with a balance of $1.2 billion as of March 31, 2006. As of December 31, 2005, the Company had $1.1 billion of SLNs outstanding, with an average interest cost of 4.35%. The SLNs were collateralized by mortgage loans held for sale, mortgage loans held for investment and cash with a balance of $1.2 billion as of December 31, 2005.

As of March 31, 2006 and December 31, 2005, the Company's SLNs had remaining maturities within 30 days.

NOTE 8 - COLLATERALIZED DEBT OBLIGATIONS

In March 2006, the Company transferred $2.0 billion of its mortgage loans held for investment to the 2006-1 Trust in a securitization transaction. In this transaction, the Company, issued $1.9 billion of CDOs in the form of AAA and AA-rated floating-rate pass-through certificates to third-party investors and the Company retained $61.3 million of subordinated certificates, which provide credit support to the certificates issued to third parties. The Company's CDOs are collateralized by loans held for investment transferred to the 2006-1 Trust. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the first quarter of 2006, the Company incurred CDO issuance costs of $4.0 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. This securitization transaction was accounted for as a financing of the mortgage loans held for investment.

In the fourth quarter of 2005, the Company transferred $1.2 billion of its mortgage loans held for investment to two American Home Mortgage Investment Trusts (the "2005 Trusts") in two securitization transactions. In these transactions, the Company issued $1.1 billion of CDOs in the form of AAA and AA-rated floating-rate pass-through certificates to third-party investors and the Company retained $134.6 million of subordinated certificates, which provide credit support to the certificates issued to third parties. The Company's CDOs are collateralized by loans held for investment transferred to the 2005 Trusts. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the fourth quarter of 2005, the Company incurred CDO issuance costs of $5.5 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. These securitization transactions were accounted for as financings of the mortgage loans held for investment.

In December 2004, the Company transferred $3.5 billion of its mortgage loans held for sale to American Home Mortgage Investment Trust 2004-4 (the "2004-4 Trust") in a securitization transaction. In the transaction, the Company issued $2.0 billion of CDOs, which were collateralized by loans held for sale transferred to the 2004-4 Trust. This securitization transaction was accounted for as a financing of the mortgage loans held for sale. This securitization transaction qualified for sale treatment under SFAS No. 140 in the first quarter of 2005, and consequently the loans were derecognized.

As of March 31, 2006, the Company's CDOs had a balance of $2.9 billion and an effective interest cost of 5.09%. As of March 31, 2006, the CDOs were collateralized by mortgage loans held for investment of $2.9 billion.

As of December 31, 2005, the Company's CDOs had a balance of $1.1 billion and an effective interest cost of 4.54%. As of December 31, 2005, the CDOs were collateralized by mortgage loans held for investment of $1.1 billion.


NOTE 9 - COMMON STOCK AND PREFERRED STOCK

In August 2005, the Company issued 9,000,000 shares of its common stock, par value $0.01 per share ("Common Stock") at a price of $35.50 per share. The total proceeds to the Company were $319.5 million, before underwriting discounts, commissions and other offering expenses.

Under the Company's charter, the Company's Board of Directors is authorized to issue 110,000,000 shares of stock, of which up to 100,000,000 shares may be Common Stock and up to 10,000,000 shares may be Preferred Stock. As of March 31, 2006, there were 50,004,965 shares of Common Stock issued and outstanding, 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") issued and outstanding and 3,450,000 shares of 9.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") issued and outstanding. On or after July 7, 2009, the Company may, at its option, redeem the Series A Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption. On or after December 15, 2009, the Company may, at its option, redeem the Series B Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption.

During the three months ended March 31, 2006, the Company declared dividends totaling $45.5 million, or $0.91 per share of Common Stock, which were paid on April 28, 2006. During the three months ended March 31, 2005, the Company declared dividends totaling $28.6 million, or $0.71 per share of Common Stock, which were paid on April 27, 2005.

During the three months ended March 31, 2006, the Company declared dividends totaling $1.3 million, or $0.609375 per share of Series A Preferred Stock, which were paid on May 1, 2006. During the three months ended March 31, 2005, the Company declared dividends totaling $1.3 million, or $0.609375 per share of Series A Preferred Stock, which were paid on May 2, 2005.

During the three months ended March 31, 2006, the Company declared dividends totaling $2.0 million, or $0.578125 per share of Series B Preferred Stock, which were paid on May 1, 2006. During the three months ended March 31, 2005, the Company declared dividends totaling $2.0 million, or $0.578125 per share of Series B Preferred Stock, which were paid on May 2, 2005.


NOTE 10 - INCOME TAXES

A reconciliation of the statutory income tax provision to the effective income tax expense is as follows:


                                        Three Months Ended March 31,
                                  ---------------------------------------
                                         2006                 2005
                                  ------------------   ------------------
                                            (Dollars in thousands)

Tax provision at statutory rate   $ 24,731      35.0%  $ 43,880      35.0%
Non-taxable REIT income            (10,989)    (15.6)   (43,802)    (34.9)
State and local taxes, net of
     federal income tax benefit      1,997       2.8       (272)     (0.2)
Meals and entertainment                461       0.7        194       0.1
                                  --------   -------   --------   -------
Income tax expense                $ 16,200      22.9%  $     --        --%
                                  ========   =======   ========   =======


The major sources of temporary differences and their deferred tax effect at March 31, 2006 and December 31, 2005 are as follows:

                                                   March 31,    December 31,
                                                     2006          2005
                                                 ------------   ------------
                                                        (In thousands)

Deferred tax liabilities:
    Capitalized cost of mortgage servicing rights     $180,685     $150,926
    Loan origination costs                               4,323        8,973
    Depreciation                                         3,083        3,083
    Broker fees                                          2,640           --
    Deferred state income taxes                            432        1,465
    Other                                                  132           11
                                                  ------------   ----------
Deferred tax liabilities                               191,295      164,458
                                                  ------------   ----------
Deferred tax assets:
    Tax loss carryforwards                             125,242      109,145
    Allowance for bad debts and foreclosure reserve      4,791        2,817
    Mark-to-market adjustments                           7,943       10,721
    AMT credit                                           1,745        1,745
    Broker fees                                             --          958
    Bonus accrual                                          347        8,399
    Deferred compensation                                4,707        3,436
                                                  ------------   ----------
Deferred tax assets                                    144,775      137,221
                                                  ------------   ----------
Net deferred tax liabilities                          $ 46,520     $ 27,237
                                                  ============   ==========


American Home Mortgage Servicing, Inc. has approximately $40 million of separate company net operating loss carryforwards which begin to expire in 2008. In addition, American Home Mortgage Holdings, Inc. has approximately $355 million of federal and approximately $416 million of state net operating loss carryforwards which begin to expire in 2024 and 2009, respectively.

At March 31, 2006 and December 31, 2005, no valuation allowance has been established against deferred tax assets since it is more likely than not that the deferred tax assets will be realized.

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


NOTE 11 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:


                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
(Dollars in thousands, except per share amounts)            2006         2005
                                                        -----------  -----------
Numerator for basic earnings per share - Net income
  available to common shareholders                      $    51,154  $   122,075
                                                        ===========  ===========
Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                        49,715,423   40,307,617

  Net effect of dilutive stock options                      354,813      503,082
                                                        -----------  -----------
Denominator for diluted earnings per share               50,070,236   40,810,699
                                                        ===========  ===========
Net income per share available to common shareholders:

  Basic                                                 $      1.03  $      3.03
                                                        ===========  ===========
  Diluted                                               $      1.02  $      2.99
                                                        ===========  ===========


NOTE 12 - STOCK INCENTIVE PLAN

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company's consolidated financial statements. Under SFAS No. 123R, the related compensation cost is measured based on the fair value of the award at the date of grant. The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, compensation cost in the three months ended March 31, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model.

During the three months ended March 31, 2006, the Company recognized compensation expense of $410 thousand relating to stock options granted under the Plan. The expense, before income tax effect, is included in salaries, commissions and benefits expense. The income tax benefit recognized in income for the three months ended March 31, 2006 for stock options was $101 thousand. No compensation cost was recognized for the three months ended March 31, 2005.

During the three months ended March 31, 2006, the fair value of the options granted was estimated using the binomial lattice option-pricing model. Under the binomial lattice option-pricing model, the fair value of each option award is estimated, with the assistance of an outside consulting service, on the date of grant, which incorporates ranges of assumptions for inputs as shown in the following table. The assumptions are as follows:

Dividend yield range: The expected dividend yield assumption is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Expected volatility: The expected volatility assumption is a blend of implied volatility based on market-traded options on the Company's Common Stock and historical volatility of the Company's Common Stock over the contractual life of the options.

Risk-free interest rate range: The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

Expected term: The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted is derived from the output of the option valuation model and represents the period of time the options are expected to be outstanding.

The weighted-average fair value per share of options granted during the three months ended March 31, 2006 was $4.57. The fair value of the options granted during the three months ended March 31, 2006 was estimated using the binomial lattice option-pricing model with the following assumptions used for the grants:

                                Three Months Ended March 31,
                                           2006
                                ----------------------------
Dividend yield range                   12.6% - 13.1%
Expected volatility                        40.0 %
Risk-free interest rate range           4.3% - 4.6%
Expected term (in years)                 7.0 - 7.6

Prior to adoption of SFAS No. 123R as of January 1, 2006, the Company's pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option.

The weighted-average fair value per share of options granted during the three months ended March 31, 2005 was $3.72. The fair value of the options granted during the three months ended March 31, 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions used for the grants:


                                Three Months Ended March 31,
                                          2005
                                ----------------------------
Dividend yield                             9.1 %
Expected volatility                       28.4 %
Risk-free interest rate                    5.0 %
Expected term (in years)                   3.0

The following table presents a summary of the Company's stock option activity for the three months ended March 31, 2006 and 2005:

                                             Three Months Ended March 31,
                                    --------------------------------------------
                                             2006                    2005
                                    --------------------------------------------
                                                 Weighted               Weighted
                                      Number     Average     Number     Average
                                        of       Exercise      of       Exercise
                                     Options      Price     Options      Price
                                    ----------   --------  ----------   --------

Options outstanding - beginning of
  period                             1,501,384   $  23.09   1,248,102   $  18.65
Granted                                352,159      27.81     277,419      32.83
Exercised                              (51,351)     12.68     (25,883)     12.01
Canceled                               (53,000)     16.18          --         --
                                    ----------             ----------
Options outstanding - end of period  1,749,192   $  24.52   1,499,638   $  21.39
                                    ==========             ==========
Options exercisable - end of period    400,693   $  12.73
                                    ==========

The intrinsic value of an option is defined as the difference between an option's current market value and the grant price. The intrinsic value of options exercised during the three months ended March 31, 2006 was $869 thousand.

As of March 31, 2006, the intrinsic value and weighted-average remaining life of the Company's options outstanding were $12.5 million and 8.3 years, respectively.

As of March 31, 2006, the intrinsic value of the Company's exercisable options outstanding was $7.4 million.

As of March 31, 2006, the total remaining unrecognized compensation expense related to the Company's unvested stock options was $2.8 million. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.4 years.

As of March 31, 2006, the Company has awarded 215,944 shares of restricted stock under the Plan. During the three months ended March 31, 2006 and 2005, the Company recognized compensation expense of $47 thousand and $141 thousand, respectively, relating to shares of restricted stock granted under the Plan. As of March 31, 2006, 188,402 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company invests in negative amortization ARM, interest-only ARM, HELOC and certain other types of loans described in FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk." The Company, however, generally has purchased supplemental credit insurance for the loans of these types retained in the Company's portfolio if such loans have an initial loan-to-value ratio between 75% and 80%. In addition, the Company generally is the beneficiary of a borrower paid insurance policy on these types of loans if the initial loan-to-value ratio is greater than 80%. A substantial portion of the Company's mortgage loans held for investment at March 31, 2006 are the types of loans described in FSP SOP 94-6-1.

The Company had originations of loans during the three months ended March 31, 2006 exceeding 5% of total originations in the following states:

         California                    24.3 %
         Florida                       11.2
         Illinois                       7.3
         New York                       5.1
         Virginia                       5.1
         Arizona                        5.0

During the three months ended March 31, 2006, the three institutions that bought the most loans from the Company accounted for 43% of the Company's total loan sales.

NOTE 14 - ACQUISITIONS

Waterfield Financial Corporation
--------------------------------

On January 12, 2006, American Home Mortgage Corp. ("AHM"), a wholly-owned subsidiary of the Company, entered into a Stock and Mortgage Loan Purchase Agreement with Union Federal Bank of Indianapolis ("Union Federal") and Waterfield Financial Corporation ("WFC"), pursuant to which AHM agreed to purchase from Union Federal 100% of the outstanding capital stock of WFC and certain mortgage loans held by Union Federal, comprised of warehouse loans held for sale by Union Federal as of December 31, 2005 (the "Warehouse Loans"), construction loans held by Union Federal as of the closing (the "Construction Loans") and certain other loans held by Union Federal as of the closing, for a cash purchase price equal to the net book value of such assets, as modified by certain agreed upon adjustments, as of the respective closing dates (or, in the case of the Warehouse Loans, as of January 12, 2006).

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

               (In thousands)
               Mortgage loans held for sale, net   $559,340
               Accounts receivable                    2,002
               Other assets                           2,442
                                                   --------
                    Total assets acquired           563,784
                                                   --------
               Other liabilities                     13,707
                                                   --------
                    Total liabilities assumed        13,707
                                                   --------
                    Net assets acquired             550,077

               Cash paid                            550,077
                                                   --------
               Goodwill                            $     --
                                                   ========

Valley Bancorp, Inc.
--------------------

In August 2001, AHM Holdings entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland, a federal savings bank located in suburban Baltimore, Maryland. In 2004, subsequent to AHM Investment's merger with Apex Mortgage Capital, Inc. and internal reorganization, AHM Investment, as successor in interest to AHM Holdings, entered into an amended and restated agreement and plan of reorganization with Valley Bancorp. Under the terms of the definitive agreement, the Company will pay $46 for each share of Valley Bancorp common stock outstanding, and will pay in cash to the holders of Valley Bancorp stock options the difference between $46 and the exercise price of such options, or an aggregate of approximately $6.3 million. This transaction is subject to regulatory approval and no assurance can be given that such approval will be obtained or that the acquisition agreement with Valley Bancorp will be further extended if necessary.

NOTE 15 - SEGMENTS AND RELATED INFORMATION

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

                                                                                Three Months Ended March 31, 2006
                                                           ----------------------------------------------------------------------
                                                                                         (In thousands)


                                                               Mortgage        Loan Origination    Loan Servicing
                                                           Holdings Segment        Segment            Segment           Total
                                                           ----------------    ----------------    --------------    ------------
Net interest income:
Interest income                                            $        154,946    $        145,667    $           --    $    300,613
Interest expense                                                   (128,555)           (122,327)           (3,153)       (254,035)
                                                           ----------------    ----------------    --------------    ------------
   Net interest income                                               26,391              23,340            (3,153)         46,578
                                                           ----------------    ----------------    --------------    ------------
(Provision) recovery of loan losses                                  (2,507)              1,196                --          (1,311)
                                                           ----------------    ----------------    --------------    ------------
   Net interest income after (provision) recovery of
      loan losses                                                    23,884              24,536            (3,153)         45,267
                                                           ----------------    ----------------    --------------    ------------

Non-interest income:
Gain on sales of mortgage loans                                          --             171,907                --         171,907
Loss on sales of mortgage-backed securities and
  derivatives                                                          (850)                 --                --            (850)
Unrealized gain on mortgage-backed securities and
  derivatives                                                         9,040                 275                --           9,315

Loan servicing fees                                                      --                  --            24,333          24,333
Change in fair value of mortgage servicing rights                        --                  --           (18,621)        (18,621)
                                                           ----------------    ----------------    --------------    ------------
   Net loan servicing fees                                               --                  --             5,712           5,712
                                                           ----------------    ----------------    --------------    ------------

Other non-interest income                                                --                 782               987           1,769
                                                           ----------------    ----------------    --------------    ------------
   Total non-interest income                                          8,190             172,964             6,699         187,853
                                                           ----------------    ----------------    --------------    ------------

Non-interest expenses:
   Salaries, commissions and benefits, net                            5,025              90,337             3,905          99,267
   Occupancy and equipment                                                2              17,650               318          17,970
   Data processing and communications                                    16               6,949               161           7,126
   Office supplies and expenses                                          --               4,278                54           4,332
   Marketing and promotion                                                4               5,791                 5           5,800
   Travel and entertainment                                              --               6,701                52           6,753
   Professional fees                                                  1,454               3,877                --           5,331
   Other                                                              2,003               5,016             8,863          15,882
                                                           ----------------    ----------------    --------------    ------------
      Total non-interest expenses                                     8,504             140,599            13,358         162,461
                                                           ----------------    ----------------    --------------    ------------

Net income before income tax expense (benefit)                       23,570              56,901            (9,812)         70,659
                                                           ----------------    ----------------    --------------    ------------

Income tax expense (benefit)                                             --              19,860            (3,660)         16,200

                                                           ----------------------------------------------------------------------
Net income                                                 $         23,570    $         37,041    $       (6,152)   $     54,459
                                                           ================    ================    ==============    ============

Dividends on preferred stock                                          3,305                  --                --           3,305

                                                           ----------------------------------------------------------------------
Net income available to common shareholders                $         20,265    $         37,041    $       (6,152)   $     51,154
                                                           ================    ================    ==============    ============

                                                                                          March 31, 2006
                                                           ----------------------------------------------------------------------

Segment assets                                             $     12,935,531    $      3,650,025    $      491,454    $ 17,077,010
                                                           ================    ================    ==============    ============

                                                                           Three Months Ended March 31, 2005
                                                         ----------------------------------------------------------------------
                                                                                     (In thousands)



                                                             Mortgage        Loan Origination    Loan Servicing
                                                         Holdings Segment        Segment            Segment           Total
                                                         ----------------    ----------------    --------------    ------------
Net interest income:
Interest income                                          $         58,305    $         88,589    $           --    $    146,894
Interest expense                                                  (38,985)            (47,735)           (1,371)        (88,091)
                                                         ----------------    ----------------    --------------    ------------
   Total net interest income                                       19,320              40,854            (1,371)         58,803
                                                         ----------------    ----------------    --------------    ------------

Non-interest income:
Gain on sales of mortgage loans                                        --              35,253                --          35,253
Gain on sales of current period securitized mortgage
  loans                                                                --              69,919                --          69,919
(Loss) gain on sales of mortgage-backed securities and
  derivatives                                                      (3,337)              9,469                --           6,132
Unrealized gain on mortgage-backed securities and
  derivatives                                                      16,840              40,659                --          57,499

Loan servicing fees                                                    --                  --            11,312          11,312
Amortization of mortgage servicing rights                              --                  --            (8,501)         (8,501)
Impairment recovery of mortgage servicing rights                       --                  --             3,419           3,419
                                                         ----------------    ----------------    --------------    ------------
   Net loan servicing fees                                             --                  --             6,230           6,230
                                                         ----------------    ----------------    --------------    ------------

Other non-interest income                                              --                 663               803           1,466
                                                         ----------------    ----------------    --------------    ------------
   Total non-interest income                                       13,503             155,963             7,033         176,499
                                                         ----------------    ----------------    --------------    ------------


Non-interest expenses:
   Salaries, commissions and benefits, net                          1,076              65,604             1,795          68,475
   Occupancy and equipment                                              2              12,542               127          12,671
   Data processing and communications                                  22               5,814               114           5,950
   Office supplies and expenses                                         1               4,125               303           4,429
   Marketing and promotion                                              2               4,102                26           4,130
   Travel and entertainment                                            --               3,843                85           3,928
   Professional fees                                                  973               2,244               253           3,470
   Other                                                            2,562               2,435             1,872           6,869
                                                         ----------------    ----------------    --------------    ------------
      Total non-interest expenses                                   4,638             100,709             4,575         109,922
                                                         ----------------    ----------------    --------------    ------------

Net income before income tax expense                               28,185              96,108             1,087         125,380
                                                         ----------------    ----------------    --------------    ------------

Income tax expense                                                     --                  --                --              --

                                                         ----------------    ----------------    --------------    ------------
Net income                                               $         28,185    $         96,108    $        1,087    $    125,380
                                                         ================    ================    ==============    ============

Dividends on preferred stock                                        3,305                  --                --           3,305

                                                         ----------------    ----------------    --------------    ------------
Net income available to common shareholders              $         24,880    $         96,108    $        1,087    $    122,075
                                                         ================    ================    ==============    ============

                                                                                       March 31, 2005
                                                         ----------------------------------------------------------------------

Segment assets                                           $      7,354,423    $      1,905,139    $      315,414    $  9,574,976
                                                         ================    ================    ==============    ============

                                     ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                            SPECIAL NOTES OF CAUTION

Cautionary Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws. Some of the forward-looking statements can be identified by the use of forward-looking words. When used in this report, statements that are not historical in nature, including, but not limited to, the words "anticipate," "may," "estimate," "should," "seek," "expect," "plan," "believe," "intend," and similar words, or the negatives of those words, are intended to identify forward-looking statements. In addition, statements that contain a projection of revenues, earnings (loss), capital expenditures, dividends, capital structure or other financial terms are intended to be forward-looking statements. Certain statements regarding the following particularly are forward-looking in nature:

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

The forward-looking statements in this report are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to it. These statements are not statements of historical fact and are not guarantees of future performance, events or results. Forward-looking statements are subject to a number of factors, risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial position. These factors include, without limitation, those factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, entitled "Risk Factors," as well as general economic, political, market, financial or legal conditions and any other factors, risks and uncertainties discussed in filings we make with the Securities and Exchange Commission ("SEC").

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

Mortgage Servicing Rights ("MSRs") - When we acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained, the fair value attributable to the servicing assets is capitalized as MSRs on the consolidated balance sheets. We estimate the fair value of the servicing assets by obtaining market information from one of the market's primary independent MSR brokers.

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

Financial Condition

The following table presents the Company's consolidated balance sheets as of March 31, 2006 and December 31, 2005:

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
--------------------------------------------------------------------------------

                                                    March 31,      December 31,
                                                      2006             2005
                                                   ------------    -------------
Assets:
  Cash and cash equivalents                        $    572,591    $    575,650
  Accounts receivable and servicing advances            327,586         329,132
  Mortgage-backed securities                          9,580,963      10,602,104
  Mortgage loans held for sale, net                   1,589,613       2,208,749
  Mortgage loans held for investment, net             4,315,384       3,479,721
  Derivative assets                                     102,267          44,594
  Mortgage servicing rights, net                        371,974         319,671
  Premises and equipment, net                            75,594          68,782
  Goodwill                                              110,330          99,527
  Other assets                                           30,708          26,815
                                                   ------------    -------------
      Total assets                                 $ 17,077,010    $ 17,754,745
                                                   ============    =============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                        $  1,754,581    $  3,474,191
  Drafts payable                                         16,377          20,754
  Commercial paper                                    1,073,630       1,079,179
  Reverse repurchase agreements                       8,899,050       9,806,144
  Collateralized debt obligations                     2,905,199       1,057,906
  Payable for securities purchased                      215,114         261,539
  Derivative liabilities                                  7,512          16,773
  Trust preferred securities                            204,018         203,688
  Accrued expenses and other liabilities                385,392         277,476
  Notes payable                                         330,714         319,309
  Income taxes payable                                   51,016          30,770
                                                   ------------    -------------
    Total liabilities                                15,842,603      16,547,729
                                                   ------------    -------------

Stockholders' Equity:
  Preferred Stock                                       134,040         134,040
  Common Stock                                              500             496
  Additional paid-in capital                            958,175         947,512
  Retained earnings                                     206,512         203,778
  Accumulated other comprehensive loss                  (64,820)        (78,810)
                                                   ------------    -------------
    Total stockholders' equity                        1,234,407       1,207,016
                                                   ------------    -------------

      Total liabilities and stockholders' equity   $ 17,077,010    $ 17,754,745
                                                   ============    =============

Total assets at March 31, 2006 were $17.1 billion, a $677.7 million decrease from $17.8 billion at December 31, 2005. The decrease in total assets primarily reflects a decrease in mortgage-backed securities of $1.0 billion and a decrease in mortgage loans held for sale of $619.1 million, partly offset by an increase in mortgage loans held for investment of $835.7 million. At March 31, 2006, 56.1% of our total assets were mortgage-backed securities, 25.3% were mortgage loans held for investment and 9.3% were mortgage loans held for sale, compared to 59.7%, 19.6% and 12.4%, respectively, at December 31, 2005.

The following table summarizes our mortgage-backed securities owned at March 31, 2006 and December 31, 2005, classified by type of issuer and by ratings categories:

                                                                  March 31, 2006
                         --------------------------------------------------------------------------------------------------
                               Trading Securities          Securities Available for Sale                  Total
                         ------------------------------    ------------------------------    ------------------------------

                         Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                         --------------   -------------    --------------   -------------    --------------   -------------
                                                                (Dollars in thousands)
Agency securities        $           --              --%   $      122,857             1.5%   $      122,857             1.3%

Privately issued:
  AAA                           716,822            54.7         8,121,911            98.2         8,838,733            92.3
  AA                             47,427             3.6             9,443             0.1            56,870             0.6
  A                             166,212            12.7             6,641             0.1           172,853             1.8
  BB                              4,549             0.4                --              --             4,549             0.0
  BBB                           145,376            11.1             2,936             0.0           148,312             1.5
  Unrated                       229,777            17.5             7,012             0.1           236,789             2.5
                         --------------   -------------    --------------   -------------    --------------   -------------
Total                    $    1,310,163           100.0%   $    8,270,800           100.0%   $    9,580,963           100.0%
                         ==============   =============    ==============   =============    ==============   =============

                                                                December 31, 2005
                         --------------------------------------------------------------------------------------------------
                               Trading Securities          Securities Available for Sale                  Total
                         ------------------------------    ------------------------------    ------------------------------
                         Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                         --------------   -------------    --------------   -------------    --------------   -------------
                                                                (Dollars in thousands)
Agency securities        $           --              --%   $      130,320             1.8%   $      130,320             1.2%

Privately issued:
  AAA                         2,619,546            81.1         7,216,527            97.9         9,836,073            92.8
  AA                             47,253             1.5             9,989             0.1            57,242             0.5
  A                             166,507             5.2             7,558             0.1           174,065             1.6
  BBB                           164,344             5.1             3,441             0.0           167,785             1.7
  Unrated                       229,418             7.1             7,201             0.1           236,619             2.2
                         --------------   -------------    --------------   -------------    --------------   -------------
Total                    $    3,227,068           100.0%   $    7,375,036           100.0%   $   10,602,104           100.0%
                         ==============   =============    ==============   =============    ==============   =============

The following table classifies our mortgage-backed securities portfolio by type of interest rate index at March 31, 2006 and December 31, 2005:

                                                                      March 31, 2006
                             --------------------------------------------------------------------------------------------------
                                   Trading Securities          Securities Available for Sale                  Total
                             ------------------------------    ------------------------------    ------------------------------

                             Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                             --------------   -------------    --------------   -------------    --------------   -------------
                                                                    (Dollars in thousands)

Index:
One-month LIBOR              $      394,201            30.1%   $       55,612             0.7%   $      449,813             4.7%
Six-month LIBOR                     613,440            46.8         4,909,712            59.4         5,523,152            57.6
One-year LIBOR                      243,128            18.6         2,813,206            34.0         3,056,334            31.9
One-year constant maturity
  treasury                              318             0.0           492,270             5.9           492,588             5.2
One-year monthly treasury
  average                            59,076             4.5                --              --            59,076             0.6
                             --------------   -------------    --------------   -------------    --------------   -------------
Total                        $    1,310,163           100.0%   $    8,270,800           100.0%   $    9,580,963           100.0%
                             ==============   =============    ==============   =============    ==============   =============
                                                                   December 31, 2005
                             --------------------------------------------------------------------------------------------------
                                   Trading Securities          Securities Available for Sale                  Total
                             ------------------------------    ------------------------------    ------------------------------

                             Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix    Carrying Value   Portfolio Mix
                             --------------   -------------    --------------   -------------    --------------   -------------
                                                                   (Dollars in thousands)

Index:
One-month LIBOR              $      402,311            12.5%   $       10,836             0.1%   $      413,147             3.9%
Six-month LIBOR                   2,538,016            78.6         4,838,532            65.6         7,376,548            69.6
One-year LIBOR                      218,530             6.8         2,128,376            28.9         2,346,906            22.1
One-year constant maturity
  treasury                            2,054             0.1           397,292             5.4           399,346             3.8
One-year monthly treasury
  average                            66,157             2.0                --              --            66,157             0.6
                             --------------   -------------    --------------   -------------    --------------   -------------
Total                        $    3,227,068           100.0%   $    7,375,036           100.0%   $   10,602,104           100.0%
                             ==============   =============    ==============   =============    ==============   =============

The following table classifies our mortgage loans held for investment and mortgage-backed securities portfolio by product type at March 31, 2006 and December 31, 2005:


                                                                      March 31, 2006
                         -----------------------------------------------------------------------------------------------------
                                                          Securities               Loans Held
                           Trading Securities        Available for Sale         for Investment                  Total
                         ----------------------    ----------------------    ----------------------    -----------------------
                          Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio     Carrying     Portfolio
                           Value         Mix         Value         Mix         Value         Mix          Value         Mix
                         ----------   ---------    ----------   ---------    ----------   ---------    -----------   ---------
                                                                (Dollars in thousands)

Product:
ARMs less than 3 years   $  681,672        52.0%   $  403,904         4.9%   $2,971,903        68.9%   $ 4,057,479        29.2%
3/1 Hybrid ARM              185,648        14.2       230,485         2.8        16,376         0.4        432,509         3.1
5/1 Hybrid ARM              442,843        33.8     7,636,411        92.3       327,696         7.6      8,406,950        60.5
Home equity/Second               --          --            --          --       222,722         5.2        222,722         1.6
Other                            --          --            --          --       776,687        17.9        776,687         5.6
                         ----------   ---------    ----------   ---------    ----------   ---------    -----------   ---------
Total                    $1,310,163       100.0%   $8,270,800       100.0%   $4,315,384       100.0%   $13,896,347       100.0%
                         ==========   =========    ==========   =========    ==========   =========    ===========   =========

                                                                   December 31, 2005
                         -----------------------------------------------------------------------------------------------------
                                                          Securities               Loans Held
                           Trading Securities        Available for Sale         for Investment                  Total
                         ----------------------    ----------------------    ----------------------    -----------------------
                          Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio     Carrying     Portfolio
                           Value         Mix         Value         Mix         Value         Mix          Value         Mix
                         ----------   ---------    ----------   ---------    ----------   ---------    -----------   ---------
                                                                (Dollars in thousands)

Product:
ARMs less than 3 years   $  700,164        21.7%   $  487,122         6.6%   $2,628,977        75.6%   $ 3,816,263        27.1%
3/1 Hybrid ARM              194,313         6.0       262,598         3.6        11,563         0.3        468,474         3.3
5/1 Hybrid ARM            2,332,591        72.3     6,625,316        89.8       121,227         3.5      9,079,134        64.5
Home equity/Second               --          --            --          --       611,370        17.6        611,370         4.3
Other                            --          --            --          --       106,584         3.0        106,584         0.8
                         ----------   ---------    ----------   ---------    ----------   ---------    -----------   ---------
Total                    $3,227,068       100.0%   $7,375,036       100.0%   $3,479,721       100.0%   $14,081,825       100.0%
                         ==========   =========    ==========   =========    ==========   =========    ===========   =========


During the three months ended March 31, 2006, we purchased $1.4 billion of mortgage-backed securities.

During the three months ended March 31, 2006, we sold $1.8 billion of mortgage-backed securities.

During the three months ended March 31, 2006, we added $835.7 million of loans held for investment to our portfolio.

Results of Operations - Comparison of the Three Months Ended March 31, 2006 and 2005

The following tables present our consolidated and segment statements of income:

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                                      Three Months Ended
                                                                   -----------------------------------------------------------
                                                                   March 31,    Dec. 31,    Sept. 30,    June 30,    March 31,
                                                                      2006        2005         2005        2005         2005
                                                                   ---------    --------    ---------    --------    ---------
Net interest income:
    Interest income                                                $ 300,613    $265,435    $ 180,038    $135,318    $ 146,894
    Interest expense                                                (254,035)   (215,057)    (133,169)    (90,336)     (88,091)
                                                                   ---------    --------    ---------    --------    ---------
         Net interest income                                          46,578      50,378       46,869      44,982       58,803
                                                                   ---------    --------    ---------    --------    ---------

    Provision for loan losses                                         (1,311)     (2,142)          --          --           --

                                                                   ---------    --------    ---------    --------    ---------
         Net interest income after provision for loan losses          45,267      48,236       46,869      44,982       58,803
                                                                   ---------    --------    ---------    --------    ---------

Non-interest income:
    Gain on sales of mortgage loans                                  171,907      98,777      123,658      77,377       35,253
    Gain on sales of current period securitized mortgage loans            --          --       19,960     104,377       69,919
    (Loss) gain on sales of mortgage-backed securities and
      derivatives                                                       (850)     38,068        6,116         620        6,132
    Unrealized gain (loss) on mortgage-backed securities and
      derivatives                                                      9,315     (44,778)     (10,965)    (10,292)      57,499

    Loan servicing fees                                               24,333      26,715       21,099      16,970       11,312
    Amortization and impairment of mortgage servicing rights              --     (18,745)      (3,478)    (33,230)      (5,082)
    Change in fair value of mortgage servicing rights                (18,621)         --           --          --           --
                                                                   ---------    --------    ---------    --------    ---------
         Net loan servicing fees (loss)                                5,712       7,970       17,621     (16,260)       6,230
                                                                   ---------    --------    ---------    --------    ---------

    Other non-interest income                                          1,769       2,181        1,585       2,543        1,466
                                                                   ---------    --------    ---------    --------    ---------
         Non-interest income                                         187,853     102,218      157,975     158,365      176,499
                                                                   ---------    --------    ---------    --------    ---------

Non-interest expenses:
    Salaries, commissions and benefits, net                           99,267      95,237      101,378      94,859       68,475
    Occupancy and equipment                                           17,970      16,459       15,328      14,397       12,671
    Data processing and communications                                 7,126       6,402        6,479       5,957        5,950
    Office supplies and expenses                                       4,332       4,612        5,024       5,657        4,429
    Marketing and promotion                                            5,800       5,951        5,104       5,126        4,130
    Travel and entertainment                                           6,753       6,982        4,670       5,427        3,928
    Professional fees                                                  5,331       3,586        3,744       3,432        3,470
    Other                                                             15,882      10,946        7,360       6,843        6,869
                                                                   ---------    --------    ---------    --------    ---------
         Non-interest expenses                                       162,461     150,175      149,087     141,698      109,922
                                                                   ---------    --------    ---------    --------    ---------

Net income before income tax expense (benefit)                        70,659         279       55,757      61,649      125,380

Income tax expense (benefit)                                          16,200     (16,419)       2,549      (3,851)          --
                                                                   ---------    --------    ---------    --------    ---------
Net income                                                         $  54,459    $ 16,698    $  53,208    $ 65,500    $ 125,380
                                                                   =========    ========    =========    ========    =========

Dividends on preferred stock                                           3,305       3,304        3,304       3,304        3,305
                                                                   ---------    --------    ---------    --------    ---------
Net income available to common shareholders                        $  51,154    $ 13,394    $  49,904    $ 62,196    $ 122,075
                                                                   =========    ========    =========    ========    =========

    Per share data:
      Basic                                                        $   1.03     $   0.27    $    1.10    $  1.54     $    3.03
      Diluted                                                      $   1.02     $   0.27    $    1.09    $  1.52     $    2.99

      Weighted average number of shares - basic                       49,715      49,605       45,174      40,384       40,308
      Weighted average number of shares - diluted                     50,070      49,998       45,669      40,886       40,811

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            MORTGAGE HOLDINGS SEGMENT
                                 (In thousands)



                                                                   Three Months Ended
                                                                         March 31,
                                                                  ---------------------
                                                                     2006        2005
                                                                  ---------    --------
Net interest income:
  Interest income                                                 $ 154,946    $ 58,305
  Interest expense                                                 (128,555)    (38,985)
                                                                  ---------    --------
       Net interest income                                           26,391      19,320
                                                                  ---------    --------

  Provision for loan losses                                          (2,507)         --
                                                                  ---------    --------
       Net interest income after provision for loan losses           23,884      19,320
                                                                  ---------    --------

Non-interest income:
  Loss on sales of mortgage-backed securities and derivatives          (850)     (3,337)
  Unrealized gain on mortgage-backed securities and derivatives       9,040      16,840
                                                                  ---------    --------
       Non-interest income                                            8,190      13,503
                                                                  ---------    --------

Non-interest expenses:
  Salaries, commissions and benefits, net                             5,025       1,076
  Occupancy and equipment                                                 2           2
  Data processing and communications                                     16          22
  Office supplies and expenses                                           --           1
  Marketing and promotion                                                 4           2
  Travel and entertainment                                               --          --
  Professional fees                                                   1,454         973
  Other                                                               2,003       2,562
                                                                  ---------    --------
       Non-interest expenses                                          8,504       4,638
                                                                  ---------    --------

Net income before income tax expense                                 23,570      28,185

Income tax expense                                                       --          --
                                                                  ---------    --------

Net income                                                        $  23,570    $ 28,185
                                                                  =========    ========

Dividends on preferred stock                                          3,305       3,305
                                                                  ---------    --------
Net income available to common shareholders                       $  20,265    $ 24,880
                                                                  =========    ========

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            LOAN ORIGINATION SEGMENT
                                 (In thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2006         2005
                                                          ---------    ---------
Net interest income
 Interest income                                          $ 145,667    $  88,589
 Interest expense                                          (122,327)     (47,735)
                                                          ---------    ---------
     Net interest income                                     23,340       40,854
                                                          ---------    ---------

Recovery of loan losses                                       1,196           --
                                                          ---------    ---------
     Net interest income after recovery of loan losses       24,536       40,854
                                                          ---------    ---------
Non-interest income:
 Gain on sales of mortgage loans                            171,907       35,253
 Gain on sales of current period securitized mortgage
   loans                                                         --       69,919
 Gain on sales of mortgage-backed securities and
   derivatives                                                   --        9,469
 Unrealized gain on mortgage-backed securities and
  derivatives                                                   275       40,659

Other non-interest income                                       782          663
                                                          ---------    ---------
     Non-interest income                                    172,964      155,963
                                                          ---------    ---------

Non-interest expenses:
 Salaries, commissions and benefits, net                     90,337       65,604
 Occupancy and equipment                                     17,650       12,542
 Data processing and communications                           6,949        5,814
 Office supplies and expenses                                 4,278        4,125
 Marketing and promotion                                      5,791        4,102
 Travel and entertainment                                     6,701        3,843
 Professional fees                                            3,877        2,244
 Other                                                        5,016        2,435
                                                          ---------    ---------
     Non-interest expenses                                  140,599      100,709
                                                          ---------    ---------

Net income before income tax expense                         56,901       96,108

Income tax expense                                           19,860           --
                                                          ---------    ---------

Net income                                                $  37,041    $  96,108
                                                          =========    =========

Dividends on preferred stock                                     --           --
                                                          ---------    ---------
Net income available to common shareholders               $  37,041    $  96,108
                                                          =========    =========

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             LOAN SERVICING SEGMENT
                                 (In thousands)

                                                Three Months Ended
                                                      March 31,
                                               --------------------
                                                  2006        2005
                                               --------    --------

Net interest income:
  Interest income                              $     --    $     --
  Interest expense                               (3,153)     (1,371)
                                               --------    --------
       Net interest income                       (3,153)     (1,371)
                                               --------    --------

Non-interest income:

  Loan servicing fees                            24,333      11,312
  Amortization and impairment of mortgage
    servicing rights                                 --      (5,082)
  Change in fair value of mortgage servicing
    rights                                      (18,621)         --
                                               --------    --------
       Net loan servicing fees                    5,712       6,230
                                               --------    --------

  Other non-interest income                         987         803
                                               --------    --------
       Non-interest income                        6,699       7,033
                                               --------    --------

Non-interest expenses:
  Salaries, commissions and benefits, net         3,905       1,795
  Occupancy and equipment                           318         127
  Data processing and communications                161         114
  Office supplies and expenses                       54         303
  Marketing and promotion                             5          26
  Travel and entertainment                           52          85
  Professional fees                                  --         253
  Other                                           8,863       1,872
                                               --------    --------
       Non-interest expenses                     13,358       4,575
                                               --------    --------

Net income before income tax benefit             (9,812)      1,087

Income tax benefit                               (3,660)         --
                                               --------    --------

Net income                                     $ (6,152)   $  1,087
                                               ========    ========

Dividends on preferred stock                         --          --
                                               --------    --------
Net income available to common shareholders    $ (6,152)   $  1,087
                                               ========    ========

Overview
--------

Net income for the three months ended March 31, 2006 was $54.5 million compared to $125.4 million for the three months ended March 31, 2005, a decrease of $70.9 million, or 56.6%. Through the third quarter of 2005, we securitized a substantial portion of our mortgage loans held for sale each quarter and had intended for each of these transactions to qualify as a sale under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Our December 2004 securitization ("Q4-04 Securitization") did not qualify as a sale at December 31, 2004 and was accounted for as a financing in accordance with SFAS 140 because we retained a small amount of securities which were benefited by derivative contracts embedded in the securitization trust. These securities were sold during the first quarter of 2005, qualifying the Q4-04 Securitization as a sale at March 31, 2005 in accordance with SFAS 140. Net income for the three months ended March 31, 2005 includes approximately $71.4 million of revenues related to the delay in recognizing the Q4-04 Securitization as a sale into the first quarter of 2005. The decrease in net income was the result of a $52.5 million increase in non-interest expenses, a $16.2 million increase in income tax expense, a $12.2 million decrease in net interest income and a $1.3 million increase in provision for loan losses, partly offset by an $11.3 million increase in non-interest income. The $11.3 million increase in non-interest income consists of a $136.6 million increase in gain on sales of mortgage loans and a $0.3 million increase in other non-interest income, partly offset by a $69.9 million decrease in gain on sales of current period securitized mortgage loans, a $55.2 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives and a $0.5 million decrease in net loan servicing fees in the three months ended March 31, 2006 versus the three months ended March 31, 2005.

Net Interest Income
-------------------

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

(Dollars in thousands)                                            Three Months Ended March 31,
                                        ----------------------------------------------------------------------------
                                                        2006                                   2005
                                        ------------------------------------    ------------------------------------
                                          Average                  Average        Average                  Average
                                          Balance     Interest    Yield/Cost      Balance     Interest    Yield/Cost
                                        -----------   --------    ----------    -----------   --------    ----------
Interest earning assets:
  Mortgage-backed securities, net (1)   $ 9,914,293   $135,093          5.45%   $ 5,853,318   $ 58,305          3.98%
  Mortgage loans held for sale            6,965,722    102,371          5.88%     6,239,851     88,589          5.68%
  Mortgage loans held for investment      3,785,573     63,149          6.67%            --         --            --
                                        -----------   --------                  -----------   --------
                                         20,665,588    300,613          5.82%    12,093,169    146,894          4.86%
                                        -----------   --------                  -----------   --------

Interest bearing liabilities:
  Warehouse lines of credit (2)           6,713,022     85,223          5.08%     1,490,755     16,956          4.55%
  Commercial paper                        2,666,665     31,047          4.66%     1,184,803      6,058          2.05%
  Reverse repurchase agreements (3)       9,309,261    115,505          4.96%     6,898,461     46,724          2.71%
  Collateralized debt obligations         1,253,797     13,580          4.33%     1,987,085     16,766          3.37%
  Trust preferred securities                210,000      4,245          8.09%            --         --            --
  Notes payable                             317,992      4,435          5.58%       150,167      1,587          4.23%
                                        -----------   --------                  -----------   --------
                                         20,470,737    254,035          4.96%    11,711,271     88,091          3.01%
                                        -----------   --------                  -----------   --------

Net interest income                                   $ 46,578                                $ 58,803
                                                      ========                                ========
Interest rate spread                                                    0.86%                                   1.85%
                                                                  ==========                              ==========
Net interest margin                                                     0.90%                                   1.94%
                                                                  ==========                              ==========

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes $2.7 million of net interest expense on interest rate swap agreements for 2005.

(3) Includes $8.4 million and $6.0 million of net interest expense on interest rate swap agreements for 2006 and 2005, respectively.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

                                     Three Months Ended March 31, 2006
                                                Compared to
(In thousands)                       Three Months Ended March 31, 2005
                                     ----------------------------------
                                     Average      Average
                                       Rate       Volume        Total
                                     --------    ---------    ---------

Mortgage-backed securities, net      $ 26,611    $  50,177    $  76,788
Mortgage loans held for sale            3,198       10,584       13,782
Mortgage loans held for investment         --       63,149       63,149
                                     --------    ---------    ---------
Interest income                        29,809      123,910      153,719
                                     --------    ---------    ---------


Warehouse lines of credit               2,191       66,076       68,267
Commercial paper                       12,625       12,364       24,989
Reverse repurchase agreements          48,434       20,347       68,781
Collateralized debt obligations        20,128      (23,314)      (3,186)
Trust preferred securities                 --        4,245        4,245
Notes payable                             633        2,215        2,848
                                     --------    ---------    ---------
Interest expense                       84,011       81,933      165,944
                                     --------    ---------    ---------

Net interest income                  $(54,202)   $  41,977    $ (12,225)
                                     ========    =========    =========


Interest Income: Interest income on mortgage-backed securities for the three months ended March 31, 2006 was $135.1 million, compared to $58.3 million for the three months ended March 31, 2005, a $76.8 million, or 131.7%, increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio and higher interest rates in the first quarter of 2006 versus the first quarter of 2005.

Interest income on our mortgage loans held for sale for the three months ended March 31, 2006 was $102.4 million, compared to $88.6 million for the three months ended March 31, 2005, an increase of $13.8 million, or 15.6%. The increase in interest income on mortgage loans held for sale was primarily the result of an increase in average volume in 2006 versus 2005 due to higher mortgage origination volume, and higher interest rates in the first quarter of 2006 versus the first quarter of 2005.

For the three months ended March 31, 2006, we recognized $63.1 million of interest income on loans held for investment, related to our strategy of holding certain loans in our investment portfolio beginning in June 2005.

Interest Expense: As of March 31, 2006, we have entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and had borrowed funds from thirteen of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities and loans held for investment. Total interest expense on reverse repurchase agreements for the three months ended March 31, 2006 was $115.5 million, compared to interest expense for the three months ended March 31, 2005 of $46.7 million, a $68.8 million increase. The increase in reverse repurchase agreements interest expense in 2006 versus 2005 was primarily the result of an increase in average rate due to generally higher short-term interest rates in the first quarter of 2006 versus the first quarter of 2005, and an increase in borrowings used to fund the growth of our mortgage-backed securities and loans held for investment portfolio.

We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the three months ended March 31, 2006 was $85.2 million, compared to interest expense for the three months ended March 31, 2005 of $16.9 million, a $68.3 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in the first quarter of 2006 versus the first quarter of 2005. In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans. Interest expense on commercial paper for the three months ended March 31, 2006 was $31.1 million, versus $6.1 million for the three months ended March 31, 2005, a $25.0 million increase. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

Total interest expense on collateralized debt obligations for the three months ended March 31, 2006 was $13.6 million, compared to interest expense for the three months ended March 31, 2005 of $16.8 million, a $3.2 million decrease. The decrease in collateralized debt obligation interest expense was primarily the result of a decrease in average volume, partly offset by an increase in average interest rates in the first quarter of 2006 versus the first quarter of 2005. The decrease in average volume in the 2006 quarter versus the 2005 quarter related to higher borrowings used to fund the Q4-04 Securitization, which was accounted for as a financing for most of the first quarter of 2005. The increase in average rate in 2006 versus 2005 was due to higher interest rates in 2006 versus 2005.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives
------------------------------------------------------------------

Gain on Sales and Securitizations of Mortgage Loans: During the three months ended March 31, 2006, gain on sales and securitizations of mortgage loans in our Loan Origination segment totaled $172.2 million, or 1.27%, of mortgage loans sold or securitized compared to $155.3 million, or 1.49%, of mortgage loans sold or securitized during the three months ended March 31, 2005. The increase primarily reflects a $3.1 billion increase in mortgage loans sold or securitized to $13.5 billion in the first quarter of 2006 from $10.4 billion in the first quarter of 2005. The 2005 period includes $43.4 million recognized in connection with the Q4-04 Securitization.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the three months ended March 31, 2006 and 2005:


Gains on Sales and Securitizations of Mortgage Loans
                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2006           2005
                                                                -----------    ------------
(Dollars in thousands)
Gain on sales of mortgage loans                                 $   171,907    $     35,253
Gain on sales of current period securitized mortgage loans               --          69,919
Gain on sales of free standing derivatives                               --           9,469
Unrealized gain on self-originated mortgage-backed securities
retained in period                                                       --          41,709
Unrealized gain (loss) on free standing derivatives                     275          (1,050)
                                                                -----------    ------------

  Total gain on sales and securitizations of mortgage loans     $   172,182    $    155,300
                                                                ===========    ============

Total mortgage loans sold or securitized                        $13,533,589    $ 10,430,630
                                                                ===========    ============

Total gain on sales and securitizations of mortgage
loans as a % of total mortgage loans sold or securitized               1.27%           1.49%


Portfolio Gains and Losses: During the three months ended March 31, 2006, portfolio gains and losses in our Mortgage Holdings segment were a portfolio gain of $8.2 million compared to a portfolio gain of $13.5 million during the three months ended March 31, 2005. The decrease in portfolio gains in the first quarter of 2006 compared to the first quarter of 2005 was the result of a $7.8 million net decrease in unrealized gain on mortgage-backed securities and free standing derivatives partly offset by a $2.5 million decrease in loss on sales of mortgage-backed securities.

The following table presents the components of portfolio gains and losses in our Mortgage Holdings segment during the three months ended March 31, 2006 and 2005:

Portfolio Gains and Losses
                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                               2006        2005
                                                            -------    --------

(In thousands)
Loss on sales of mortgage-backed securities                 $  (850)   $ (3,337)

Unrealized gain (loss) on mortgage-backed securities            974     (18,460)
Unrealized gain on free standing derivatives                  8,066      35,300
                                                            -------    --------
Net unrealized gain on mortgage-backed securities and free
  standing derivatives                                        9,040      16,840
                                                            -------    --------
Total portfolio gain                                        $ 8,190    $ 13,503
                                                            =======    ========


The following table presents the components of gains and losses on sales of mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of (Loss) Gain on Sales of Mortgage-backed Securities and Derivatives

                                                         Three Months Ended
                                                               March 31,
                                                         -------------------
                                                            2006        2005
                                                         -------    --------

(In thousands)
Loss on sales of mortgage-backed securities              $  (850)   $ (3,337)
Gain on sales of free standing derivatives                    --       9,469
                                                         -------    --------
    (Loss) gain on sales of mortgage-backed securities
      and derivatives                                    $  (850)   $  6,132
                                                         =======    ========


The following table presents the components of unrealized gain on mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of Unrealized Gain on Mortgage-backed Securities and Derivatives

                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                            2006       2005
                                                         -------   --------

(In thousands)
Unrealized gain on self-originated mortgage-backed
securities retained in period                            $    --   $ 41,709
Unrealized gain (loss) on mortgage-backed securities         974    (18,460)
Unrealized gain on free standing derivatives               8,341     34,250
                                                         -------    --------
Unrealized gain on mortgage-backed securities and
derivatives                                              $ 9,315   $ 57,499
                                                         =======    ========

Net Loan Servicing Fees
-----------------------

Net loan servicing fees were $5.7 million for the three months ended March 31, 2006 compared to $6.2 million for the three months ended March 31, 2005.

Loan Servicing Fees: Loan servicing fees increased to $24.3 million for the three months ended March 31, 2006 from $11.3 million for the three months ended March 31, 2005, an increase of $13.0 million, or 115.1%. The increase in loan servicing fees in the first quarter of 2006 versus the first quarter of 2005 was primarily the result of an increase in loans serviced for others. At March 31, 2006, the principal amount of loans serviced for others, including loans held for sale and loans held for investment, was $34.8 billion, compared to $19.9 billion at March 31, 2005.

Change in Fair Value of MSRs: Effective at the beginning of the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS 156"), and elected the fair value option to subsequently measure our MSRs. Under the fair value option, all changes in the fair value of MSRs are reported in the consolidated statements of income. For the three months ended March 31, 2006, the change in fair value of MSRs was $18.6 million. The change in fair value of MSRs in the first quarter of 2006 includes $18.7 million of reduction in fair value due to servicing runoff and $0.1 million of gain due to higher interest rates reducing projected future runoff.

Amortization and Impairment of MSRs: Amortization and impairment of MSRs includes amortization of MSRs of $8.5 million and a temporary impairment recovery of $3.4 million for the three months ended March 31, 2005. Effective at the beginning of the first quarter of 2006, we adopted the SFAS 156 fair value option and did not recognize amortization and impairment of MSRs during the first quarter of 2006.

The following table presents the components of net loan servicing fees for the three months ended March 31, 2006 and 2005:

                                                            Three Months Ended
                                                                March 31,
                                                           ---------------------
                                                             2006        2005
                                                           --------    --------

(In thousands)
Loan servicing fees                                        $ 24,333    $ 11,312
Amortization and impairment of mortgage servicing rights         --      (5,082)
Change in fair value of mortgage servicing rights           (18,621)         --
                                                           --------    --------
     Net loan servicing fees                               $  5,712    $  6,230
                                                           ========    ========


Other Non-Interest Income
-------------------------

Other non-interest income totaled $1.8 million for the three months ended March 31, 2006 compared to $1.5 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, other non-interest income primarily includes reinsurance premiums earned totaling approximately $0.7 million, $0.4 million of other fee income, rental income of $0.3 million and revenue from title services of $0.2 million. For the three months ended March 31, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $0.8 million, rental income of $0.4 million and revenue from title services of $0.2 million.

Non-Interest Expenses
---------------------

Our non-interest expenses for the three months ended March 31, 2006 were $162.4 million compared to $109.9 million for the three months ended March 31, 2005, an increase of $52.5 million, or 47.8%. The increase primarily reflects a $42.8 million rise in our Loan Origination segment non-interest expenses to $140.6 million, or 1.07% of total loan originations in the first quarter of 2006, from $100.7 million, or 1.39% of total loan originations in the first quarter of 2005.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the three months ended March 31, 2006 were $99.3 million, compared to $68.5 million for the three months ended March 31, 2005, an increase of $30.8 million, or 45.0%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 7,286 at March 31, 2006 from 5,489 at March 31, 2005.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $63.2 million for the three months ended March 31, 2006, compared to $41.4 million for the three months ended March 31, 2005, an increase of $21.8 million, or 52.5%. The increase in operating expenses in the first quarter of 2006 versus the first quarter of 2005 includes a $9.0 million increase in other non-interest expense and a $5.3 million increase in occupancy and equipment expense. The increase in other non-interest expenses in the first quarter of 2006 versus the first quarter of 2005 was due to a $5.0 million increase in reserves associated with our servicing assets, and the remainder was primarily associated with our acquisition of Waterfield Financial Corporation in January 2006. The increase in occupancy and equipment expense was due to higher lease obligations and certain fixed asset expenses relating to the increased number of branches in the 2006 period.

We recognized $16.2 million of income tax expense for the three months ended March 31, 2006, compared to no income tax expense or benefit for the three months ended March 31, 2005. The increase in income tax expense in the first quarter of 2006 versus the first quarter of 2005 reflects an increase in income before income taxes relating to our taxable REIT subsidiary ("TRS").


Loan Originations
-----------------

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the three months ended March 31, 2006 were $13.2 billion compared to $7.2 billion for the three months ended March 31, 2005, an 81.6% increase. Mortgage brokers, through our wholesale loan production offices, accounted for 55% of our loan originations in the three months ended March 31, 2006 compared to 51% of our originations in the three months ended March 31, 2005. Originations conducted through our retail loan production offices and internet call center were 40% of our loan originations in the three months ended March 31, 2006 compared to 49% of our originations in the three months ended March 31, 2005. During the three months ended March 31, 2006, 5% of our loan originations were purchased from correspondents.


Liquidity and Capital Resources
-------------------------------

As of March 31, 2006, we had arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and had borrowed funds from thirteen of these counterparties. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of March 31, 2006, we had $8.9 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 4.81% before the impact of interest rate swaps and a weighted-average remaining maturity of three months.

To originate a mortgage loan, we draw against either a $3.3 billion SLN commercial paper program, a $2.5 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a facility of $2.0 billion with Bear Stearns, a facility of $1.0 billion with Barclays Bank PLC, a $1.0 billion bank syndicated facility led by Bank of America, N.A. (which includes a $350 million term loan facility which we use to finance our MSRs), a facility of $750 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $150 million with J.P. Morgan Chase, a $450 million facility with IXIS Real Estate Capital, Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), an early purchase program facility with Countrywide Home Loans, Inc. ("Countrywide") and a $1.4 billion syndicated facility led by Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. In addition, we have a gestation facility with Greenwich Capital Financial Products, Inc. ("Greenwich"). These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of our liabilities to our tangible net worth. At May 4, 2006, the aggregate outstanding balance under the commercial paper program was $2.7 billion, the aggregate outstanding balance under the warehouse facilities was $3.7 billion, the aggregate outstanding balance in drafts payable was $13.1 million and the aggregate maximum amount available for additional borrowings was $4.4 billion.

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

As of March 31, 2006, our aggregate warehouse facility borrowings were $1.8 billion (including $29.7 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $16.4 million, compared to $3.5 billion in aggregate warehouse facility borrowings (including $21.6 million of borrowings under a working capital sub-limit) and outstanding drafts payable of $20.8 million as of December 31, 2005. As of March 31, 2006, our loans held for investment were $4.3 billion and our loans held for sale were $1.6 billion compared to loans held for investment of $3.5 billion and loans held for sale of $2.2 billion as of December 31, 2005.

In addition to the warehouse facilities, we have purchase and sale agreements with UBS, Greenwich Capital and Countrywide. These agreements allow us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Aggregate amounts sold and being held under these agreements as of March 31, 2006 and December 31, 2005 were $4.5 billion and $3.2 billion, respectively. Aggregate amounts so held under these agreements at May 4, 2006 were $2.3 billion. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

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

We also have a $350.0 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on August 11, 2006. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At March 31, 2006 and December 31, 2005, borrowings under our term loan facility were $217.8 million and $206.2 million, respectively.

Cash and cash equivalents decreased to $572.6 million as of March 31, 2006 from $575.7 million as of December 31, 2005.

Our primary sources of cash and cash equivalents during the three months ended March 31, 2006 were as follows:

      o $13.4 billion of proceeds from principal received from sales of mortgage loans held for sale;

      o $1.8 billion of principal proceeds from sales of mortgage-backed securities;

      o   $1.8 billion increase in collateralized debt obligations; and

      o $532.1 million of principal repayments of mortgage-backed securities.

Our primary uses of cash and cash equivalents during the three months ended March 31, 2006 were as follows:

      o   $13.2 billion of origination of mortgage loans;

      o   $1.7 billion increase in warehouse lines of credit, net;

      o   $1.4 billion of purchases of mortgage-backed securities; and

      o   $907.1 million increase in reverse repurchase agreements, net.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at March 31, 2006:

                                    Total      Less than 1 Year   1 - 3 Years   3 - 5 Years   After 5 Years
                                  ----------   ----------------   -----------   -----------   -------------

(In thousands)
Warehouse liabilities             $1,754,581   $      1,754,581   $        --   $        --   $          --
Commercial paper                   1,073,630          1,073,630            --            --              --
Reverse repurchase agreements      8,899,050          8,899,050            --            --              --
Collateralized debt obligations    2,905,199                 --     2,049,733       764,060          91,406
Trust preferred securities           204,018                 --            --            --         204,018
Notes payable                        330,714            218,553        23,621        64,794          23,746
Operating leases                     161,760             59,574        86,857        14,817             512

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

The Company enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure when financing its ARM loans and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. The Company's ARM loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a swap agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These swap agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the swap agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities. The Company's duration gap was approximately two months on March 31, 2006.

The following table summarizes the Company's interest rate sensitive instruments as of March 31, 2006 and December 31, 2005:


                                                March 31, 2006
                                          -----------------------
                                            Carrying    Estimated
                                              Amount   Fair Value
                                          ----------   ----------


Assets:
Mortgage-backed securities                $9,580,963   $9,580,963
Derivative assets (1)                        102,267      165,072
Mortgage loans held for sale, net          1,589,613    1,607,056
Mortgage loans held for investment, net    4,315,384    4,386,173
Mortgage servicing rights, net               371,974      371,974

Liabilities:
Reverse repurchase agreements             $8,899,050   $8,898,132
Collateralized debt obligations            2,905,199    2,905,199
Derivative liabilities                         7,512        7,512


                                             December 31, 2005
                                          -----------------------
                                            Carrying    Estimated
                                              Amount   Fair Value
                                          ----------   ----------


Assets:
Mortgage-backed securities               $10,602,104  $10,602,104
Derivative assets (1)                         44,594       96,176
Mortgage loans held for sale, net          2,208,749    2,224,234
Mortgage loans held for investment, net    3,479,721    3,529,844
Mortgage servicing rights, net               319,671      320,827

Liabilities:
Reverse repurchase agreements             $9,806,144   $9,805,640
Collateralized debt obligations            1,057,906    1,057,906
Derivative liabilities                        16,773       16,773

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

Changes in fair value that are stated in the table below are derived based upon assuming immediate and equal changes to market interest rates of various maturities. The base or current interest rate curve is adjusted by the levels shown below:


                                                                         March 31, 2006
                                                          --------------------------------------------
                                                            -100        -50         +50         +100
                                                           Basis       Basis       Basis       Basis
(In thousands)                                             Points      Points      Points      Points
                                                          --------    --------    --------    --------
Changes in fair value of mortgage-backed securities,
   net of the related financing and hedges                $(27,402)   $ (2,644)   $(16,654)   $(48,754)

Changes in fair value of mortgage loans held for
   sale and interest rate lock commitments, net of
   the related financing and hedges                        (20,128)     (9,502)       (189)     (4,001)

Changes in fair value of mortgage loans held for
   investment, net of the related financing and hedges       9,614       5,532      (6,314)    (14,105)

Changes in fair value of mortgage servicing rights, net
   of the related financing                                (48,646)    (21,406)      9,493      13,976
                                                          --------    --------    --------    --------
Net change                                                $(86,562)   $(28,020)   $(13,664)   $(52,884)
                                                          ========    ========    ========    ========



                                     ITEM 4.

                             CONTROLS AND PROCEDURES


Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this quarterly report. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2006.

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

Columbia National, Incorporated
-------------------------------

As previously reported in our periodic reports filed with the SEC, in June 2002, the Company acquired Columbia National, Incorporated, a Maryland corporation ("Columbia"), which is currently a subsidiary of the Company, and which changed its name in July 2004 to "American Home Mortgage Servicing, Inc." Prior to the Company's acquisition of Columbia, Columbia discovered fraudulent loan activity at its Bensalem, Pennsylvania, office and notified the U.S. Department of Housing and Urban Development ("HUD"). HUD then instituted an investigation into the loan originations of the Bensalem office. Shortly thereafter, several years before Columbia was acquired by the Company, Columbia closed the Bensalem office and terminated the employees involved in the alleged fraudulent activity. In 2000, Columbia settled with HUD, paying a fine to HUD in the amount of $24,000 and agreeing to indemnify HUD for certain losses. Columbia, as loan servicer for institutional investors, subsequently made FHA insurance claims with respect to approximately 60 loans that were originated by the Bensalem office between 1997 and 1999. The federal government is now seeking to recover insurance proceeds paid in connection with certain of those claims, along with potentially applicable fines and penalties. The Company is cooperating fully with respect to the federal government's review of these loans. The Company does not expect that the amount of any potential settlement will materially affect its financial condition or results of operations.

                                    ITEM 1A.

                                  RISK FACTORS

There have been no material changes during the quarter ended March 31, 2006 to the risk factors previously disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

                                     ITEM 2.

           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were issued or sold during the quarter ended March 31, 2006.

The Company acquired Marina Mortgage Company, Inc. ("Marina") on December 29, 1999. In addition to the shares of Common Stock paid to former Marina shareholders as initial consideration, the former Marina shareholders were entitled to receive additional consideration, consisting of unregistered shares of Common Stock, under the earnout provisions of the merger agreement. On March 14, 2006, pursuant to these earnout provisions, the Company issued an aggregate of 311,752 unregistered shares of Common Stock to such shareholders as additional consideration. These securities were exempt from registration under
Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.


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

                                      None.

                                     ITEM 6.

                                    EXHIBITS

         The following exhibits are filed with this Quarterly Report on Form
10-Q:

         Exhibit No.                         Description
         -----------     -------------------------------------------------------
         10.1         -- Employment Agreement, dated as of April 1, 2004, by
                         and between American Home Mortgage Holdings, Inc.
                         and Donald Henig.

         10.2         -- Employment Agreement, dated as of June 30, 2005, by
                         and between American Home Mortgage Investment Corp. and Thomas McDonagh.

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


                                    AMERICAN HOME MORTGAGE INVESTMENT CORP.
                                    (Registrant)



Date:    May 10, 2006               By:  /s/ Michael Strauss
                                       -----------------------------------------
                                       Michael Strauss
                                       Chairman, Chief Executive Officer
                                       and President


Date:    May 10, 2006               By: /s/ Stephen A. Hozie
                                       -----------------------------------------
                                       Stephen A. Hozie
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit No.                                         Description
-----------           ------------------------------------------------------------------------
10.1            --    Employment Agreement, dated as of April 1, 2004, by and between American
                      Home Mortgage Holdings, Inc. and Donald Henig.

10.2            --    Employment Agreement, dated as of June 30, 2005, by and between American
                      Home Mortgage Investment Corp. and Thomas McDonagh.

31.1            --    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or
                      15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2            --    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or
                      15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1            --    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                      2002.

32.2            --    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                      2002.