Form 10-Q
period 2006-06-30
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2006-08-09
CIK 1256536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
 Large Accelerated Filer [X]  Accelerated Filer [__]  Non-Accelerated Filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

As of August 4, 2006, there were 50,141,464 shares of the registrant's common stock, par value $0.01 per share, outstanding.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                          PART I-FINANCIAL INFORMATION

                                                                                                                   Page
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.....................................1

          Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005...............2

          Consolidated Statements of Stockholders' Equity  for the Six Months Ended June 30, 2006 and 2005..........3

          Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2006 and 2005...........4

          Notes to Consolidated Financial Statements ...............................................................5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................32

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............................................58

Item 4.   Controls and Procedures..................................................................................60

                            PART II-OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................................61

Item 1A.  Risk Factors.............................................................................................61

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..............................................61

Item 3.   Defaults Upon Senior Securities..........................................................................61

Item 4.   Submission of Matters to a Vote of Security Holders......................................................62

Item 5.   Other Information........................................................................................62

Item 6.   Exhibits ................................................................................................63

SIGNATURES

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                         June 30,      December 31,
                                                                                           2006            2005
                                                                                       ------------    ------------
Assets:
  Cash and cash equivalents                                                            $    304,268    $    575,650
  Accounts receivable and servicing advances                                                342,244         329,132
  Mortgage-backed securities (including securities pledged of $8,982,953 as of
          June 30, 2006 and $10,063,621 as of December 31, 2005)                          9,299,224      10,602,104
  Mortgage loans held for sale, net                                                       1,243,702       2,208,749
  Mortgage loans held for investment, net of allowance of $6,885 as of
          June 30, 2006 and $2,142 as of December 31, 2005                                5,337,138       3,479,721
  Derivative assets                                                                         139,397          44,594
  Mortgage servicing rights                                                                 434,173         319,671
  Premises and equipment, net                                                                80,296          68,782
  Goodwill                                                                                  110,759          99,527
  Other assets                                                                               34,398          26,815
                                                                                       ------------    ------------
      Total assets                                                                     $ 17,325,599    $ 17,754,745
                                                                                       ============    ============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                                            $  1,476,958    $  3,474,191
  Drafts payable                                                                             12,349          20,754
  Commercial paper                                                                          888,476       1,079,179
  Reverse repurchase agreements                                                           8,939,786       9,806,144
  Collateralized debt obligations                                                         3,724,878       1,057,906
  Payable for securities purchased                                                                -         261,539
  Derivative liabilities                                                                      3,280          16,773
  Trust preferred securities                                                                252,780         203,688
  Accrued expenses and other liabilities                                                    355,009         277,476
  Notes payable                                                                             337,700         319,309
  Income taxes payable                                                                       80,529          30,770
                                                                                       ------------    ------------
    Total liabilities                                                                    16,071,745      16,547,729
                                                                                       ------------    ------------

Commitments and contingencies                                                                     -               -

Stockholders' Equity:
  Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized:
       9.75% Series A Cumulative Redeemable, 2,150,000 shares issued and outstanding
       as of June 30, 2006 and December 31, 2005, respectively                               50,857          50,857
       9.25% Series B Cumulative Redeemable, 3,450,000 shares issued and outstanding
       as of June 30, 2006 and December 31, 2005, respectively                               83,183          83,183
  Common Stock, par value $0.01 per share, 100,000,000 shares authorized,
      50,107,214 and 49,639,646 shares issued and outstanding
       as of June 30, 2006 and December 31, 2005, respectively                                  501             496
  Additional paid-in capital                                                                960,995         947,512
  Retained earnings                                                                         227,450         203,778
  Accumulated other comprehensive loss                                                      (69,132)        (78,810)
                                                                                       ------------    ------------
    Total stockholders' equity                                                            1,253,854       1,207,016
                                                                                       ------------    ------------
      Total liabilities and stockholders' equity                                       $ 17,325,599    $ 17,754,745
                                                                                       ============    ============

See notes to consolidated financial statements (unaudited).

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)


                                                                                Three Months              Six Months
                                                                               Ended June 30,            Ended June 30,
                                                                           ----------------------    ----------------------
                                                                              2006         2005        2006          2005
                                                                           ---------    ---------    ---------    ---------
Net interest income:
    Interest income                                                        $ 330,196    $ 135,318    $ 630,809    $ 282,212
    Interest expense                                                        (279,992)     (90,336)    (534,027)    (178,427)
                                                                           ---------    ---------    ---------    ---------
         Total net interest income                                            50,204       44,982       96,782      103,785
                                                                           ---------    ---------    ---------    ---------
    Provision for loan losses                                                 (3,979)           -       (5,290)           -
                                                                           ---------    ---------    ---------    ---------
         Total net interest income after provision for loan losses            46,225       44,982       91,492      103,785
                                                                           ---------    ---------    ---------    ---------

Non-interest income:
    Gain on sales of mortgage loans                                          224,594       77,377      396,501      112,630
    Gain on sales of current period securitized mortgage loans                     -      104,377            -      174,296
    (Loss) gain on sales of mortgage-backed securities and derivatives           (47)         620         (897)       6,752
    Unrealized (loss) gain on mortgage-backed securities and derivatives      (7,730)     (10,292)       1,585       47,207

    Loan servicing fees                                                       30,417       16,970       54,750       28,282
    Amortization and impairment of mortgage servicing rights                       -      (33,230)           -      (38,312)
    Change in fair value of mortgage servicing rights                        (18,830)           -      (37,451)           -
                                                                           ---------    ---------    ---------    ---------
         Net loan servicing fees (loss)                                       11,587      (16,260)      17,299      (10,030)
                                                                           ---------    ---------    ---------    ---------

    Other non-interest income                                                  2,125        2,543        3,894        4,009
                                                                           ---------    ---------    ---------    ---------
         Total non-interest income                                           230,529      158,365      418,382      334,864
                                                                           ---------    ---------    ---------    ---------

Non-interest expenses:
    Salaries, commissions and benefits, net                                  103,157       94,859      202,424      163,334
    Occupancy and equipment                                                   19,763       14,397       37,733       27,068
    Data processing and communications                                         6,733        5,957       13,859       11,907
    Office supplies and expenses                                               5,145        5,657        9,477       10,086
    Marketing and promotion                                                    6,383        5,126       12,183        9,256
    Travel and entertainment                                                   7,793        5,427       14,546        9,355
    Professional fees                                                          5,013        3,432       10,344        6,902
    Other                                                                     17,192        6,843       33,074       13,712
                                                                           ---------    ---------    ---------    ---------
         Total non-interest expenses                                         171,179      141,698      333,640      251,620
                                                                           ---------    ---------    ---------    ---------

Net income before income tax expense (benefit)                               105,575       61,649      176,234      187,029

Income tax expense (benefit)                                                  33,224       (3,851)      49,424       (3,851)
                                                                           ---------    ---------    ---------    ---------

Net income                                                                 $  72,351    $  65,500    $ 126,810    $ 190,880
                                                                           =========    =========    =========    =========

Dividends on preferred stock                                                   3,304        3,304        6,609        6,609

                                                                           ---------    ---------    ---------    ---------
Net income available to common shareholders                                $  69,047    $  62,196    $ 120,201    $ 184,271
                                                                           =========    =========    =========    =========

    Per share data:
      Basic                                                                $    1.38    $    1.54    $    2.41    $   4.57
      Diluted                                                              $    1.37    $    1.52    $    2.39    $   4.51

      Weighted average number of shares - basic                               50,056       40,384       49,887      40,346
      Weighted average number of shares - diluted                             50,487       40,886       50,270      40,849

See notes to consolidated financial statements (unaudited).

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (In thousands)

                                                                                                     Accumulated
                                                                             Additional                 Other         Total
                                                      Preferred   Common      Paid-in    Retained    Comprehensive  Stockholders'
                                                        Stock     Stock       Capital    Earnings        Loss          Equity
                                                       -------------------------------------------------------------------------
Balance at January 1, 2005                             $134,040   $    403   $631,530   $  99,628    $(39,339)   $   826,262
                                                       --------   --------   --------   ---------    --------    -----------
Comprehensive income:
  Net income                                                  -          -          -     190,880           -        190,880
  Net change in unrealized loss on
    mortgage-backed securities available for sale             -          -          -           -     (17,534)       (17,534)
  Net change in unrealized gain on cash flow hedges,
  net of amortization                                         -          -          -           -      12,573         12,573
                                                                                                                 -----------
Comprehensive income                                                                                                 185,919
  Issuance of common stock - earnouts                         -          2      5,851           -           -          5,853
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                                      -          -      1,214           -           -          1,214
  Dividends declared on Series A Preferred Stock              -          -          -      (2,620)          -         (2,620)
  Dividends declared on Series B Preferred Stock              -          -          -      (3,990)          -         (3,990)
  Dividends declared on Common Stock                          -          -          -     (59,456)          -        (59,456)
                                                       --------   --------   --------   ---------    --------    -----------
Balance at June 30, 2005                               $134,040   $    405   $638,595   $ 224,442    $(44,300)   $   953,182
                                                       ========   ========   ========   =========    ========    ===========


Balance at January 1, 2006                             $134,040   $    496   $947,512   $ 203,778    $(78,810)   $ 1,207,016
                                                       --------   --------   --------   ---------    --------    -----------
Comprehensive income:
  Net income                                                  -          -          -     126,810           -        126,810
  Net change in unrealized loss on
    mortgage-backed securities available for sale             -          -          -           -     (80,275)       (80,275)
  Net change in unrealized gain on cash flow hedges,
   net of amortization                                        -          -          -           -      89,953         89,953
                                                                                                                 -----------
Comprehensive income                                                                                                 136,488
  Cumulative effect adjustment as of
    beginning of year                                         -          -          -      (2,917)          -         (2,917)
  Issuance of common stock - earnouts                         -          3      9,555           -           -          9,558
  Issuance of common stock - 1999 Omnibus
    Stock Incentive Plan                                      -          2      1,947           -           -          1,949
  Stock-based employee compensation expense                   -          -        783           -           -            783
  Tax benefit for stock options exercised                     -          -      1,198           -           -          1,198
  Dividends declared on Series A Preferred Stock              -          -          -      (2,620)          -         (2,620)
  Dividends declared on Series B Preferred Stock              -          -          -      (3,990)          -         (3,990)
  Dividends declared on Common Stock                          -          -          -     (93,611)          -        (93,611)
                                                       --------   --------   --------   ---------    --------    -----------
Balance at June 30, 2006                               $134,040   $    501   $960,995   $ 227,450    $(69,132)   $ 1,253,854
                                                       ========   ========   ========   =========    ========    ===========

See notes to consolidated financial statements (unaudited).

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                            Three Months Ended            Six Months Ended
                                                                                 June 30,                     June 30,
                                                                       ---------------------------   ---------------------------
                                                                            2006         2005            2006           2005
                                                                       ------------   ------------   ------------   ------------
Cash flows from operating activities:
Net income                                                             $     72,351   $     65,500   $    126,810   $    190,880
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
Depreciation and amortization                                                 5,014          2,739          8,967          5,178
Provision for loan losses                                                     3,979              -          5,290              -
Change in fair value of mortgage servicing rights                            18,830              -         37,451              -
Amortization and impairment of mortgage servicing rights                          -         33,230              -         38,312
Accretion and amortization of mortgage-backed securities, net                 2,006         (1,169)         4,337          3,424
Deferred cash flow hedge gain, net of amortization                           10,509          1,738         14,418         18,790
Loss on sales of mortgage-backed securities and derivatives                       -            447              -          3,783
Unrealized loss (gain) on mortgage-backed securities                         14,591         (4,533)        17,681         46,470
Unrealized (gain) loss on free standing derivatives                          (1,038)        25,903         (5,803)       (14,409)
(Decrease) increase in forward delivery contracts                            (6,036)        13,930        (30,077)         4,335
Capitalized mortgage servicing rights on securitized loans                        -        (62,629)             -       (142,340)
Capitalized mortgage servicing rights on sold loans                         (81,029)        (4,027)      (150,797)        (6,374)
(Increase) decrease in interest rate lock commitments                        (4,447)        (6,264)         2,684         (6,054)
(Increase) decrease in mortgage loan basis adjustments                       (2,156)       (10,584)         2,575         20,370
Excess tax benefits from share-based payment arrangements                    (1,198)             -         (1,198)             -
Other                                                                          (633)        (2,155)          (831)          (978)
(Increase) decrease in operating assets:
      Accounts receivable                                                   (13,506)       (14,401)        (6,677)        (1,449)
      Servicing advances                                                     (1,152)           861         (4,433)         1,592
      Income taxes receivable                                                     -         25,797              -         25,797
      Other assets                                                           (3,582)         2,350         (5,033)        10,064
Increase (decrease) in operating liabilities:
      Accrued expenses and other liabilities                                (32,977)        (1,269)        60,899         20,163
      Income taxes payable                                                   30,711         (6,497)        46,884         (6,589)
Origination of mortgage loans held for sale                             (14,371,439)   (10,647,029)   (26,574,453)   (17,902,429)
Principal received from sales of mortgage loans held for sale            14,013,921      4,457,519     27,386,495      7,538,314
Proceeds from securitizations of mortgage loans held for sale                     -      5,855,914              -     13,192,526
Additions to mortgage-backed securities and derivatives                           -       (466,522)             -     (3,306,781)
Principal proceeds from sales of self-originated mortgage-backed
 securities                                                                  99,086      1,104,227      1,908,882      1,104,227
Cash received from residual assets in securitizations                        20,947         23,539         48,300         40,095
Principal repayments of mortgage-backed securities                           60,485        172,172        154,330        280,575
                                                                       ------------   ------------   ------------   ------------
      Net cash (used in) provided by operating activities                  (166,763)       558,787      3,046,701      1,157,492
                                                                       ------------   ------------   ------------   ------------

Cash flows from investing activities:
Purchases of premises and equipment                                          (9,716)        (8,194)       (20,481)       (15,043)
Origination of mortgage loans held for investment                          (560,003)      (133,757)    (1,530,338)      (133,757)
Proceeds from repayments of mortgage loans held for investment              240,403              -        377,948              -
Purchases of mortgage-backed securities                                    (461,125)      (933,929)    (1,850,461)      (933,929)
Principal proceeds from sales of purchased mortgage-backed securities             -         20,962              -      1,154,951
Principal repayments of purchased mortgage-backed securities                501,239        361,049        939,536        729,720
Net increase in investment in Federal Home Loan Bank stock, at cost            (108)             -           (108)             -
Acquisition of business                                                           -              -       (550,077)             -
                                                                       ------------   ------------   ------------   ------------
      Net cash (used in) provided by investing activities                  (289,310)      (693,869)    (2,633,981)       801,942
                                                                       ------------   ------------   ------------   ------------

Cash flows from financing activities:
(Decrease) increase in warehouse lines of credit, net                      (277,623)         7,011     (1,997,233)       (70,086)
Increase (decrease) in reverse repurchase agreements, net                    40,736       (382,537)      (866,358)      (733,538)
Increase (decrease) in collateralized debt obligations                      819,679              -      2,666,972     (2,022,218)
Decrease in payable for securities purchased                               (215,114)             -       (261,539)             -
(Decrease) increase in commercial paper, net                               (185,154)       433,302       (190,703)       761,894
(Decrease) increase in drafts payable, net                                   (4,028)        (1,853)        (8,405)           338
Increase in trust preferred securities                                       48,762         48,414         49,092         48,414
Increase in notes payable, net                                                6,986         96,721         18,391        120,299
Proceeds from issuance of Common Stock                                        1,127            587          1,779            898
Excess tax benefits from share-based payment arrangements                     1,198              -          1,198              -
Dividends paid                                                              (48,819)       (31,950)       (97,296)       (60,881)
                                                                       ------------   ------------   ------------   ------------
      Net cash provided by (used in) financing activities                   187,750        169,695       (684,102)    (1,954,880)
                                                                       ------------   ------------   ------------   ------------

Net (decrease) increase  in cash and cash equivalents                      (268,323)        34,613       (271,382)         4,554
Cash and cash equivalents, beginning of period                              572,591        162,762        575,650        192,821
                                                                       ------------   ------------   ------------   ------------
Cash and cash equivalents, end of period                               $    304,268   $    197,375   $    304,268   $    197,375
                                                                       ============   ============   ============   ============

Supplemental disclosure of cash flow information:
Interest paid                                                          $    340,142   $    120,860   $    522,097   $    200,797
Income taxes paid                                                             2,506            673          2,538            788

Supplemental disclosure of non-cash investing information:
Net transfer of loans held for sale to loans held for investment       $    699,519   $          -   $    699,519   $          -

See notes to consolidated financial statements (unaudited).

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

Mortgage-backed Securities - Mortgage-backed securities are classified as either trading or available for sale. Trading securities are reported at fair value, and changes in fair value are reported in unrealized gain (loss) on mortgage-backed securities and derivatives in the consolidated statements of income. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). Realized gains and losses on sales of available for sale securities are determined on an average cost basis and included in gain (loss) on sales of mortgage-backed securities and derivatives.

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

Trust Preferred Securities - The Company formed wholly owned statutory business trusts ("Trusts") for the purpose of issuing trust preferred securities. The Company does not consolidate its Trusts and results in a liability to the Trusts, which is recorded in trust preferred securities on the consolidated balance sheet. The securities begin to mature in 2035 and bear interest at rates ranging from LIBOR +255 basis points to LIBOR +300 basis points.

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

Stock Option Plans - In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). Prior to January 1, 2006, the Company accounted for the Plan using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148"), had been applied. Prior to January 1, 2006, in accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company's net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the three and six months ended June 30, 2005, the Company's consolidated net income and earnings per share would have been reduced to the pro-forma amounts presented in the following table:

                                                                        Three Months Ended   Six Months Ended
                                                                              June 30,          June 30,
(In thousands, except per share data)                                           2005              2005
                                                                             -----------      -----------
Net income available to common
   shareholders - as reported                                                $    62,196      $   184,271

Less: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects            (342)            (685)
                                                                             -----------      -----------

Net income available to common
   shareholders - pro forma                                                  $    61,854      $   183,586
                                                                             ===========      ===========

Earnings per share:
    Basic - as reported                                                      $      1.54      $      4.57
    Basic - pro forma                                                        $      1.53      $      4.55

    Diluted - as reported                                                    $      1.52      $      4.51
    Diluted - pro forma                                                      $      1.51      $      4.49

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, compensation cost in the six months ended June 30, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue authorized but unissued shares of common stock to satisfy stock option exercises.

During the three months ended June 30, 2006, the Company's adoption of SFAS No. 123R decreased income before income taxes by $373 thousand, decreased net income by $299 thousand, decreased basic net income per share by $.01 per share and decreased diluted net income per share by less than $.01 per share. The income tax benefit recognized in income for the three months ended June 30, 2006 for stock options was $74 thousand. During the six months ended June 30, 2006, the Company's adoption of SFAS No. 123R decreased income before income taxes by $783 thousand, decreased net income by $608 thousand and decreased basic and diluted net income per share by $.01 per share. The income tax benefit recognized in income for the six months ended June 30, 2006 for stock options was $175 thousand. The expense, before income tax effect, is included in salaries, commissions and benefits expense.

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

Recently Issued Accounting Standards - In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the potential impact of FIN 48 on its consolidated financial position, results of operations and cash flows.

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following tables present the Company's mortgage-backed securities available for sale as of June 30, 2006 and December 31, 2005:


                                                       June 30, 2006
                                  ------------------------------------------------------------
                                                Gross Unrealized   Gross Unrealized
                                 Adjusted Cost        Gains            Losses       Fair Value
                                   ----------      ----------      ----------       ----------
(In thousands)

Agency securities                  $  119,329      $        -      $   (5,983)      $  113,346

Privately issued:
   Rated                            8,171,168             110        (125,312)       8,045,966
   Unrated                              5,974             309               -            6,283
                                   ----------      ----------      ----------       ----------
Securities available for sale      $8,296,471      $      419      $ (131,295)      $8,165,595
                                   ==========      ==========      ==========       ==========

                                                      December 31, 2005
                                  ------------------------------------------------------------
                                                Gross Unrealized   Gross Unrealized
                                 Adjusted Cost        Gains            Losses       Fair Value
                                   ----------      ----------      ----------       ----------
(In thousands)

Agency securities                  $  135,545             $ -      $   (5,225)      $  130,320

Privately issued:
   Rated                            7,282,916           4,562         (49,963)       7,237,515
   Unrated                              7,176              25               -            7,201
                                   ----------      ----------      ----------       ----------
Securities available for sale      $7,425,637      $    4,587      $  (55,188)      $7,375,036
                                   ==========      ==========      ==========       ==========

The following tables present the Company's mortgage-backed securities available for sale in an unrealized loss position as of June 30, 2006 and December 31, 2005:

                                                            June 30, 2006
                                ------------------------------------------------------------------------
                                 Less Than 12 Months       12 Months or More             Total
                                ---------------------    ---------------------    ----------------------
                                              Gross                     Gross                   Gross
                                            Unrealized               Unrealized                Unrealized
                                Fair Value   Losses      Fair Value    Losses     Fair Value    Losses
                                ---------------------    ---------------------    ----------------------
(In thousands)
Agency securities               $        -   $      -    $  113,346   $ (5,983)   $  113,346   $  (5,983)

Privately issued:
  Rated                          6,545,229    (87,312)    1,428,855    (38,000)    7,974,084    (125,312)
                                ---------------------    ---------------------    ----------------------
Securities available for sale   $6,545,229   $(87,312)   $1,542,201   $(43,983)   $8,087,430   $(131,295)
                                =====================    =====================    ======================

                                                          December 31, 2005
                                ------------------------------------------------------------------------
                                 Less Than 12 Months       12 Months or More             Total
                                ---------------------    ---------------------    ----------------------
                                              Gross                     Gross                   Gross
                                            Unrealized               Unrealized                Unrealized
                                Fair Value   Losses      Fair Value    Losses     Fair Value    Losses
                                ---------------------    ---------------------    ----------------------
(In thousands)
Agency securities               $        -   $      -    $  130,320   $ (5,225)   $  130,320   $  (5,225)

Privately issued:
  Rated                          3,834,893    (29,230)      926,942    (20,733)    4,761,835     (49,963)
                                ---------------------    ---------------------    ----------------------
Securities available for sale   $3,834,893   $(29,230)   $1,057,262   $(25,958)   $4,892,155   $ (55,188)
                                =====================    =====================    ======================

The Company has evaluated its mortgage-backed securities available for sale in an unrealized loss position for twelve months or more and determined there was no other-than-temporary impairment as of June 30, 2006. The Company has the ability and intent to hold its mortgage-backed securities available for sale in an unrealized loss position until a market price recovery or maturity.

The following table presents the Company's mortgage-backed trading securities as of June 30, 2006 and December 31, 2005:

                                    June 30,    December 31,
                                      2006          2005
                                  ------------  ------------
                                          Fair Value
                                  --------------------------
         (In thousands)

          Privately issued:
             Rated                $  917,607      $2,997,650
             Unrated                 216,022         229,418
                                  ----------      ----------
          Trading securities      $1,133,629      $3,227,068
                                  ==========      ==========

During the three months ended June 30, 2006, the Company recorded $14.6 million in unrealized losses on trading securities that related to trading securities held at June 30, 2006. During the three months ended June 30, 2005, the Company recorded $21.5 million in unrealized gains on trading securities that related to trading securities held at June 30, 2005.

During the six months ended June 30, 2006, the Company recorded $13.6 million in unrealized losses on trading securities that related to trading securities held at June 30, 2006. During the six months ended June 30, 2005, the Company recorded $44.8 million in unrealized gains on trading securities that related to trading securities held at June 30, 2005.

During the three months ended June 30, 2006, the Company sold $99.1 million of mortgage-backed securities and realized $47 thousand in losses, net of hedges. The $99.1 million of mortgage-backed securities sold were self-originated.

During the three months ended June 30, 2005, the Company sold $1.1 billion of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $4.2 million in gains, net of hedges. The $1.1 billion of mortgage-backed securities sold were primarily self-originated. During the three months ended June 30, 2005, the Company securitized and held in its portfolio $463 million of mortgage-backed securities.

During the six months ended June 30, 2006, the Company sold $1.9 billion of mortgage-backed securities and realized $0.9 million in losses, net of hedges. The $1.9 billion of mortgage-backed securities sold were self-originated.

During the six months ended June 30, 2005, the Company sold $2.3 billion of mortgage-backed securities, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $0.9 million in gains, net of hedges. During the six months ended June 30, 2005, the Company securitized and held in its portfolio $3.2 billion of mortgage-backed securities.

The Company's mortgage-backed securities held at June 30, 2006 were primarily either agency obligations or were rated AAA or AA by Standard & Poor's.

The Company has credit exposure on $12.7 billion and $15.1 billion of loans it has securitized privately as of June 30, 2006 and December 31, 2005, respectively. The following tables summarize the loan delinquency information as of June 30, 2006 and December 31, 2005:

                                                                 June 30, 2006
                                             -----------------------------------------------------
          (Dollars in thousands)
                                              Loan        Loan     Percentage of    Percentage of
          Delinquency Status                  Count      Balance   Total Portfolio  Total Assets
          ---------------------------------  -----------------------------------------------------
          60 to 89 days                                45   $  5,780      0.05%       0.03%
          90 and greater days                          71     14,652      0.12%       0.08%
          Pending foreclosure                         837    201,584      1.58%       1.17%
                                                 --------   --------   --------    --------
          Loans 60 days and greater delinquent        953   $222,016      1.75%       1.28%
                                                 ========   ========   ========    ========


                                                          December 31, 2005
                                             -----------------------------------------------------
          (Dollars in thousands)
                                              Loan        Loan     Percentage of    Percentage of
          Delinquency Status                  Count      Balance   Total Portfolio  Total Assets
          ---------------------------------  -----------------------------------------------------
          60 to 89 days                                49   $ 10,194      0.07%       0.06%
          90 and greater days                          82     13,596      0.09%       0.08%
          Pending foreclosure                         451    119,181      0.79%       0.67%
                                                 --------   --------   --------    --------
          Loans 60 days and greater delinquent        582   $142,971      0.95%       0.81%
                                                 ========   ========   ========    ========

As of June 30, 2006 and December 31, 2005, the fair value of residual assets from securitizations reported in mortgage-backed securities was $234.8 million and $276.0 million, respectively.

The significant assumptions used in estimating the fair value of residual cash flows as of June 30, 2006 and December 31, 2005 were as follows:

                                                     June 30,  December 31,
                                                       2006      2005
                                                      ------    -------

          Weighted-average prepayment speed (CPR)      29.93%   30.63%
          Weighted-average discount rate               16.44%   16.52%
          Weighted-average annual default rate          0.54%    0.54%

NOTE 3 - MORTGAGE LOANS, NET

Mortgage Loans Held For Sale, Net

The following table presents the Company's mortgage loans held for sale, net, as of June 30, 2006 and December 31, 2005:

                                               June 30,       December 31,
          (In thousands)                         2006            2005
                                              -----------    -----------
          Mortgage loans held for sale        $ 1,237,841    $ 2,190,062
          SFAS No. 133 basis adjustments           (4,911)        (2,099)
          Deferred origination costs, net          10,772         20,786

                                              -----------    -----------
          Mortgage loans held for sale, net   $ 1,243,702    $ 2,208,749
                                              ===========    ===========

During the three months ended June 30, 2006, the Company sold mortgage loans to third parties totaling $13.9 billion and realized $224.6 million in gains.

During the six months ended June 30, 2006, the Company sold mortgage loans to third parties totaling $27.4 billion and realized $396.5 million in gains.

During the three and six months ended June 30, 2006, the Company deferred $161.8 million and $289.7 million, respectively, of loan origination costs as an adjustment to the cost basis for additions to mortgage loans held for sale. The Company's gain on sale of loans was reduced by $164.9 million and $299.7 million of deferred origination costs associated with mortgage loans sold during the three and six months ended June 30, 2006, respectively.

The following tables summarize delinquency information as of June 30, 2006 and December 31, 2005 for the Company's mortgage loans held for sale:

                                                     June 30, 2006
                                             --------------------------
     (Dollars in thousands)
                                                               Percentage
                                             Loan     Loan     of Total
     Delinquency Status                      Count    Balance  Portfolio
     ------------------------------------   -------   -------   -------

     60 to 89 days                               16   $ 1,734     0.14%
     90 and greater days                         85    10,821     0.88%
     Pending foreclosure                        112    14,452     1.17%
                                            -------   -------   -------
     Loans 60 days and greater delinquent       213   $27,007     2.19%
                                            =======   =======   =======

                                                 December 31, 2005
                                             --------------------------
     (Dollars in thousands)
                                                               Percentage
                                             Loan     Loan     of Total
     Delinquency Status                      Count    Balance  Portfolio
     ------------------------------------   -------   -------   -------

     60 to 89 days                               15   $ 2,404     0.11%
     90 and greater days                         51     6,530     0.30%
     Pending foreclosure                         32     4,824     0.22%
                                            -------   -------   -------
     Loans 60 days and greater delinquent        98   $13,758     0.63%
                                            =======   =======   =======

Mortgage Loans Held For Investment, Net

The following table presents the Company's mortgage loans held for investment, net, as of June 30, 2006 and December 31, 2005:

                                                 June 30,     December 31,
     (In thousands)                                2006          2005
                                               -----------    -----------
     Mortgage loans held for investment        $ 5,290,334    $ 3,438,425
     SFAS No. 133 basis adjustments                 (3,832)             -
     Deferred origination costs, net                57,521         43,438
     Allowance for loan losses                      (6,885)        (2,142)

                                               -----------    -----------
     Mortgage loans held for investment, net   $ 5,337,138    $ 3,479,721
                                               ===========    ===========

In June 2006, the Company transferred $964.9 million of its mortgage loans held for investment to American Home Mortgage Investment Trust 2006-2 (the "2006-2 Trust") in a securitization transaction accounted for as a financing of the loans held for investment.

In March 2006, the Company transferred $2.0 billion of its mortgage loans held for investment to American Home Mortgage Investment Trust 2006-1 (the "2006-1 Trust") in a securitization transaction accounted for as a financing of the loans held for investment.

During the three and six months ended June 30, 2006, the Company deferred $12.0 million and $20.4 million, respectively, of loan origination costs as an adjustment to the cost basis for mortgage loans added to its held for investment portfolio. The Company's interest income was reduced by $3.6 million and $6.3 million of deferred origination cost amortization on mortgage loans held for investment during the three and six months ended June 30, 2006, respectively.

The following table presents the activity in the Company's allowance for loan losses for the three and six months ended June 30, 2006:

                                     Three Months Ended     Six Months Ended
                                        June 30, 2006        June 30, 2006
                                      ---------------       ---------------
                                                 (In thousands)

     Balance at beginning of period   $         3,453       $         2,142
     Provision for loan losses                  3,979                 5,290
     Charge-offs                                 (547)                 (547)
                                      ---------------       ---------------
     Balance at end of period         $         6,885       $         6,885
                                      ===============       ===============

The following tables summarize delinquency information as of June 30, 2006 and December 31, 2005 for the Company's mortgage loans held for investment:

                                                     June 30, 2006
                                             --------------------------
     (Dollars in thousands)
                                                               Percentage
                                             Loan     Loan     of Total
     Delinquency Status                      Count    Balance  Portfolio
     ------------------------------------   -------   -------   -------

     60 to 89 days                               20   $ 2,094     0.04%
     90 and greater days                         37     4,780     0.09%
     Pending foreclosure                        200    36,042     0.68%
                                            -------   -------   -------
     Loans 60 days and greater delinquent       257   $42,916     0.81%
                                            =======   =======   =======

                                                 December 31, 2005
                                             --------------------------
     (Dollars in thousands)
                                                               Percentage
                                             Loan     Loan     of Total
     Delinquency Status                      Count    Balance  Portfolio
     ------------------------------------   -------   -------   -------

     60 to 89 days                               23   $ 2,898     0.08%
     90 and greater days                         26     2,489     0.07%
     Pending foreclosure                         49     8,797     0.26%
                                            -------   -------   -------
     Loans 60 days and greater delinquent        98   $14,184     0.41%
                                            =======   =======   =======

NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of June 30, 2006 and December 31, 2005:

                                                         June 30,   December 31,
     (In thousands)                                        2006        2005
                                                        ----------   ----------
     Derivative Assets
     Interest rate swaps                                $  111,113   $   30,508
     Interest rate lock commitments                         14,682       14,086
     Forward delivery contracts - loan commitments           7,480           --
     Forward delivery contracts - loans held for sale        5,824           --
     Interest rate caps                                        298           --
                                                        ----------   ----------
     Derivative assets                                  $  139,397   $   44,594
                                                        ==========   ==========

     Derivative Liabilities
     Interest rate lock commitments                     $    3,280   $       --
     Forward delivery contracts - loan commitments              --        8,659
     Forward delivery contracts - loans held for sale           --        8,114
                                                        ----------   ----------
     Derivative liabilities                             $    3,280   $   16,773
                                                        ==========   ==========

As of June 30, 2006, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $2.9 billion and $10.9 billion, respectively.

As of December 31, 2005, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $2.2 billion and $8.7 billion, respectively.

During the three months ended June 30, 2006, the Company recognized in earnings $6.8 million in unrealized gains on free standing derivatives. During the three months ended June 30, 2005, the Company recognized in earnings $31.8 million in unrealized losses on free standing derivatives.

During the six months ended June 30, 2006, the Company recognized in earnings $15.2 million in unrealized gains on free standing derivatives. During the six months ended June 30, 2005, the Company recognized in earnings $2.4 million in unrealized gains on free standing derivatives. These gains are recorded in unrealized gain on mortgage-backed securities and derivatives in the consolidated statements of income.

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

The Company's forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the consolidated balance sheets was insignificant as of June 30, 2006 and December 31, 2005.

As of June 30, 2006, the unrealized gain on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was $61.7 million. As of December 31, 2005, the unrealized loss on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was $28.2 million.

The following table presents the Company's estimate of amounts that will be reclassified from accumulated other comprehensive loss to interest expense:

          (In thousands)
             Twelve months ended June 30, 2007      $ 12,355
             Twelve months ended June 30, 2008         3,423
             Twelve months ended June 30, 2009         1,790
             Twelve months ended June 30, 2010          (130)


NOTE 5 - MORTGAGE SERVICING RIGHTS

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

The following table presents the activity in the Company's MSRs for the three and six months ended June 30, 2006 and 2005:

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------        -------------------------

(In thousands)                                            2006         2005                 2006         2005
                                                       ---------    ---------            ---------    ---------
Balance at beginning of period                         $ 371,974    $ 236,931            $ 340,377    $ 163,374
Cumulative-effect adjustment as of beginning of year          --           --                1,156           --
Fair value measurement method adjustment                      --           --              (20,706)          --
Additions                                                 81,029       66,657              150,797      148,715
Amortization                                                  --      (12,832)                  --      (21,333)
Changes in fair value resulting from:
   Changes in valuation inputs or assumptions             10,783           --               22,094           --
   Other changes in fair value (1)                       (29,613)          --              (59,545)          --
                                                       ---------    ---------            ---------    ---------

Balance at end of period                               $ 434,173    $ 290,756            $ 434,173    $ 290,756
                                                       ---------    ---------            ---------    ---------

Impairment allowance:
Balance at beginning of period                         $      --    $  (8,519)           $ (20,706)   $ (11,938)
Fair value measurement method adjustment                      --           --               20,706           --
Impairment provision                                          --      (20,398)                  --      (16,979)
                                                       ---------    ---------            ---------    ---------

Balance at end of period                               $      --    $ (28,917)           $      --    $ (28,917)
                                                       ---------    ---------            ---------    ---------

Mortgage servicing rights                              $ 434,173    $ 261,839            $ 434,173    $ 261,839
                                                       =========    =========            =========    =========

(1) Includes changes due to servicing runoff totaling $26.3 million and $45.1 million for the three and six months ended June 30, 2006


The amount of contractually specified servicing fees earned by the Company during the three months ended June 30, 2006 and 2005 were $19.7 million and $15.4 million, respectively.

The amount of contractually specified servicing fees earned by the Company during the six months ended June 30, 2006 and 2005 were $40.1 million and $25.5 million, respectively. The Company reports contractually specified servicing fees in loan servicing fees in the consolidated statements of income.

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

The significant assumptions used in estimating the fair value of MSRs at June 30, 2006 and December 31, 2005 were as follows:

                                                 June 30, 2006      December 31, 2005
                                               -----------------    -----------------
  Weighted-average prepayment speed (PSA)                 375              315
  Weighted-average discount rate                       11.66%           11.94%
  Weighted-average default rate                         2.11%            2.78%

The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at June 30, 2006 and December 31, 2005:

                                                           June 30, 2006          December 31, 2005
                                                       ---------------------    ----------------------
                                                                  (Dollars in thousands)
Loan servicing portfolio - loans sold or securitized          $32,624,889           $25,044,676
ARM loans as a percentage of total loans                               73%                   73%
Average loan size                                             $       212           $       194
Weighted-average servicing fee                                      0.336%                0.330%
Weighted-average note rate                                           6.38%                 5.79%
Weighted-average remaining term (in months)                           353                   337
Weighted-average age (in months)                                       14                    15

NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the six months ended June 30, 2006 and 2005:

                                         Loan        Mortgage
                                      Origination    Holdings
(In thousands)                          Segment      Segment       Total
                                        --------     --------     --------

Balance at January 1, 2005              $ 66,037     $ 24,840     $ 90,877

Earnouts from previous acquisitions        7,949            -        7,949

                                        --------     --------     --------
Balance at June 30, 2005                $ 73,986     $ 24,840     $ 98,826
                                        ========     ========     ========


Balance at January 1, 2006              $ 74,687     $ 24,840     $ 99,527

Acquisitions                                 899            -          899
Earnouts from previous acquisitions       10,333            -       10,333

                                        --------     --------     --------
Balance at June 30, 2006                $ 85,919     $ 24,840     $110,759
                                        ========     ========     ========

As of December 31, 2005, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.

NOTE 7 - WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit

To originate a mortgage loan, the Company draws against either a $3.3 billion SLN commercial paper program, a $2.0 billion pre-purchase facility with UBS Real Estate Securities Inc., a facility of $2.0 billion with Bear Stearns, a $1.0 billion bank syndicated facility led by Bank of America, N.A. (which includes a $350 million term loan facility which the Company uses to finance its MSRs), a facility of $750 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $125 million with J.P. Morgan Chase, a $450 million facility with IXIS Real Estate Capital, Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), and a $1.4 billion syndicated facility led by Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At June 30, 2006, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of June 30, 2006, borrowings under the working capital line of credit were $29.7 million.

As of June 30, 2006, the Company had $1.5 billion of warehouse lines of credit outstanding with a weighted-average borrowing rate of 5.57%. As of December 31, 2005, the Company had $3.5 billion of warehouse lines of credit outstanding with a weighted-average borrowing rate of 4.78%.

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and on June 30, 2006 had borrowed funds from eleven of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of June 30, 2006, the Company had $8.9 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 5.29% and a weighted-average remaining maturity of six months. As of December 31, 2005, the Company had $9.8 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 4.40% and a weighted-average remaining maturity of four months.

As of June 30, 2006 and December 31, 2005, the Company's reverse repurchase agreements had the following remaining maturities:

                                              June 30,     December 31,
                                               2006           2005
                                            ----------     ----------
                                                  (In thousands)

          Within 30 days                    $1,349,228     $  689,469
          31 to 89 days                      4,572,249      4,817,885
          90 to 365 days                       713,540      4,298,790
          Greater than 1 year                2,304,769              -
                                            ----------     ----------
          Reverse repurchase agreements     $8,939,786     $9,806,144
                                            ==========     ==========

The Company's average reverse repurchase agreements outstanding were $9.0 billion and $6.3 billion for the three months ended June 30, 2006 and 2005, respectively.

The Company's average reverse repurchase agreements outstanding were $9.1 billion and $6.6 billion for the six months ended June 30, 2006 and 2005, respectively.

Commercial Paper

The Company maintains a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term SLNs to finance certain portions of the Company's mortgage loans. The special purpose entity allows for issuance of short-term notes with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating the LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $3.3 billion at June 30, 2006.

As of June 30, 2006, the Company had $888.5 million of SLNs outstanding, with an average interest cost of 5.14%. The SLNs were collateralized by mortgage loans held for sale, mortgage loans held for investment and cash with a balance of $1.0 billion as of June 30, 2006. As of December 31, 2005, the Company had $1.1 billion of SLNs outstanding, with an average interest cost of 4.35%. The SLNs were collateralized by mortgage loans held for sale, mortgage loans held for investment and cash with a balance of $1.2 billion as of December 31, 2005.

As of June 30, 2006 and December 31, 2005, the Company's SLNs had remaining maturities within 30 days.

NOTE 8 - COLLATERALIZED DEBT OBLIGATIONS

In June 2006, the Company transferred $964.9 million of its mortgage loans held for investment to the 2006-2 Trust in a securitization transaction. In this transaction, the Company issued $944.7 million of CDOs in the form of AAA and AA-rated floating-rate pass-through certificates to third-party investors and the Company retained $20.2 million of subordinated certificates, which provide credit support to the certificates issued to third parties. The Company's CDOs are collateralized by loans held for investment transferred to the 2006-2 Trust. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the second quarter of 2006, the Company incurred CDO issuance costs of $2.1 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. This securitization transaction was accounted for as a financing of the mortgage loans held for investment.

In March 2006, the Company transferred $2.0 billion of its mortgage loans held for investment to the 2006-1 Trust in a securitization transaction. In this transaction, the Company issued $1.9 billion of CDOs in the form of AAA and AA-rated floating-rate pass-through certificates to third-party investors and the Company retained $61.3 million of subordinated certificates, which provide credit support to the certificates issued to third parties. The Company's CDOs are collateralized by loans held for investment transferred to the 2006-1 Trust. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the first quarter of 2006, the Company incurred CDO issuance costs of $4.0 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. This securitization transaction was accounted for as a financing of the mortgage loans held for investment.

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

As of June 30, 2006, the Company's CDOs had a balance of $3.7 billion and an effective interest cost of 5.54%. As of June 30, 2006, the CDOs were collateralized by mortgage loans held for investment of $3.7 billion.

As of December 31, 2005, the Company's CDOs had a balance of $1.1 billion and an effective interest cost of 4.54%. As of December 31, 2005, the CDOs were collateralized by mortgage loans held for investment of $1.1 billion.

As of June 30, 2006 and December 31, 2005, the Company's CDOs had the following remaining maturities:


                                                June 30,     December 31,
                                                 2006           2005
                                              ----------     ----------
                                                  (In thousands)

          15 to 20 years                      $   47,923     $   68,214
          20 to 25 years                         199,029        177,016
          25 to 30 years                         817,698         34,316
          Greater than 30 years                2,660,228        778,360
                                              ----------     ----------
          Collateralized debt obligations     $3,724,878     $1,057,906
                                              ==========     ==========

NOTE 9 - NOTES PAYABLE

Notes payable primarily consist of amounts borrowed under a term loan facility with a bank syndicate led by Bank of America. Under the terms of this facility, the Company may borrow the lesser of 70% of the value of its MSRs, or $350.0 million. As of June 30, 2006, borrowings under the term loan were $221.3 million. This term loan expires on August 11, 2006, but the Company has an option to extend the term for twelve additional months at a higher interest rate. Interest is based on a spread to the LIBOR and may be adjusted for earnings on compensating balances. As of June 30, 2006, the interest rate was 6.15%.

In 2005, the Company sold $85.0 million in Mortgage Warehouse Subordinated Notes ("Subordinated Notes"). The Company received a premium, net of issuance costs, of $1.5 million related to the Subordinated Notes offering, which is being amortized to interest expense over the expected life of the Subordinated Notes. As of June 30, 2006, the balance of Subordinated Notes outstanding, net of unamortized premium and issuance costs, was $86.1 million. The Subordinated Notes mature on May 20, 2009. The interest rates on the Subordinated Notes reset monthly and are indexed to one-month LIBOR. As of June 30, 2006, the interest rate was 7.27%.

As of June 30, 2006, included in notes payable is a mortgage note of $25.7 million on an office building located in Melville, New York at a rate of 5.82%, and a mortgage note of $1.0 million on an office building located in Mount Prospect, Illinois at a rate of 7.18%.

As of June 30, 2006, the Company had $3.6 million of Federal Home Loan Bank ("FHLB") advances with an interest rate of 5.60% and with remaining maturities within 30 days. Advances from the FHLB are collateralized by pledges of one-to-four family first mortgage loans with an aggregate principal balance of $7.3 million.

The following table presents the Company's notes payable as of June 30, 2006 and December 31, 2005:

                                               June 30,     December 31,
                                                 2006           2005
          (In thousands)                      ----------     ----------
          Term loan                           $  221,345     $  206,188
          Subordinated note                       86,102         86,322
          Notes - office buildings                26,653         26,799
          FHLB advances                            3,600              -
                                              ----------     ----------
          Notes payable                       $  337,700     $  319,309
                                              ==========     ==========


The following table presents the maturities of the Company's notes payable as of June 30, 2006 and December 31, 2005:

                                                June 30,     December 31,
                                                 2006           2005
                                              ----------     ----------
                                                  (In thousands)

          Within 1 year                       $  225,802     $  207,009
          1 to 2 years                             1,223            843
          2 to 3 years                            43,577          1,540
          3 to 4 years                            43,010         85,606
          4 to 5 years                               461            447
          Greater than 5 years                    23,627         23,864
                                              ----------     ----------
          Notes payable                       $  337,700     $  319,309
                                              ==========     ==========

NOTE 10 - COMMON STOCK AND PREFERRED STOCK

In August 2005, the Company issued 9,000,000 shares of its common stock, par value $0.01 per share ("Common Stock") at a price of $35.50 per share. The total proceeds to the Company were $319.5 million, before underwriting discounts, commissions and other offering expenses.

Under the Company's charter, the Company's Board of Directors is authorized to issue 110,000,000 shares of stock, of which up to 100,000,000 shares may be Common Stock and up to 10,000,000 shares may be Preferred Stock. As of June 30, 2006, there were 50,107,214 shares of Common Stock issued and outstanding, 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") issued and outstanding and 3,450,000 shares of 9.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") issued and outstanding. On or after July 7, 2009, the Company may, at its option, redeem the Series A Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption. On or after December 15, 2009, the Company may, at its option, redeem the Series B Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption.

During the three months ended June 30, 2006, the Company declared dividends totaling $48.1 million, or $0.96 per share of Common Stock, which were paid on July 27, 2006. During the three months ended June 30, 2005, the Company declared dividends totaling $30.8 million, or $0.76 per share of Common Stock, which were paid on July 27, 2005.

During the six months ended June 30, 2006, the Company declared dividends totaling $93.6 million, or $1.87 per share of Common Stock. During the six months ended June 30, 2005, the Company declared dividends totaling $59.5 million, or $1.47 per share of Common Stock.

During the three months ended June 30, 2006, the Company declared dividends totaling $1.3 million, or $0.609375 per share of Series A Preferred Stock, which were paid on July 31, 2006. During the three months ended June 30, 2005, the Company declared dividends totaling $1.3 million, or $0.609375 per share of Series A Preferred Stock, which were paid on August 1, 2005.

During the six months ended June 30, 2006, the Company declared dividends totaling $2.6 million, or $1.21875 per share of Series A Preferred Stock. During the six months ended June 30, 2005, the Company declared dividends totaling $2.6 million, or $1.21875 per share of Series A Preferred Stock.

During the three months ended June 30, 2006, the Company declared dividends totaling $2.0 million, or $0.578125 per share of Series B Preferred Stock, which were paid on July 31, 2006. During the three months ended June 30, 2005, the Company declared dividends totaling $2.0 million, or $0.578125 per share of Series B Preferred Stock, which were paid on August 1, 2005.

During the six months ended June 30, 2006, the Company declared dividends totaling $4.0 million, or $1.15625 per share of Series B Preferred Stock. During the six months ended June 30, 2005, the Company declared dividends totaling $4.0 million, or $1.15625 per share of Series B Preferred Stock.

NOTE 11 - INCOME TAXES

A reconciliation of the statutory income tax provision to the effective income tax expense (benefit) is as follows:


                                          Three Months Ended June 30,                         Six Months Ended June 30,
                                  ---------------------- ---------------------    ------------------------ -----------------------
                                             2006                  2005                      2006                  2005
                                  ---------------------- ---------------------    ------------------------ -----------------------
                                                                       (Dollars in thousands)
Tax provision at statutory rate   $ 36,950       35.0%     $ 21,579       35.0%     $ 61,681       35.0%     $ 65,459       35.0%
Non-taxable REIT income             (9,130)      (8.6)      (26,050)     (42.2)      (20,119)     (11.4)      (69,852)     (37.4)
State and local taxes, net of
     federal income tax benefit      5,081        4.8           (28)       -           7,078        4.0          (300)      (0.2)
Meals and entertainment                406        0.4           316        0.5           867        0.5           510        0.3
Other                                  (83)      (0.1)          332        0.5           (83)      (0.1)          332        0.2
                                  --------    --------     --------    --------     --------    --------     --------    --------
Income tax expense (benefit)      $ 33,224       31.5%     $ (3,851)      (6.2)%    $ 49,424       28.0%     $ (3,851)      (2.1)%
                                  ========    ========     ========    ========     ========    ========     ========    ========

The major sources of temporary differences and their deferred tax effect at June 30, 2006 and December 31, 2005 are as follows:

                                                         June 30,   December 31,
                                                            2006        2005
                                                         ----------   ----------
                                                             (In thousands)

    Deferred income tax liabilities:
       Capitalized cost of mortgage servicing rights     $  193,244   $  150,926
       Loan origination costs                                20,424        8,973
       Depreciation                                           3,083        3,083
       Deferred state income taxes                                -        1,465
       Other                                                    360           11
                                                         ----------   ----------
    Deferred income tax liabilities                         217,111      164,458
                                                         ----------   ----------

    Deferred income tax assets:
       Tax loss carryforwards                               120,051      109,145
       Allowance for bad debts and foreclosure reserve        5,351        2,817
       Deferred state income taxes                            1,446            -
       Mark-to-market adjustments                             4,589       10,721
       AMT credit                                             1,745        1,745
       Broker fees                                              282          958
       Bonus accrual                                            347        8,399
       Deferred compensation                                  5,419        3,436
                                                         ----------   ----------
    Deferred income tax assets                              139,230      137,221
                                                         ----------   ----------

    Net deferred income tax liabilities                  $   77,881   $   27,237
                                                         ==========   ==========


American Home Mortgage Servicing, Inc. has approximately $40 million of separate company federal net operating loss carryforwards which begin to expire in 2008. In addition, American Home Mortgage Holdings, Inc. has approximately $359 million of federal and approximately $420 million of state net operating loss carryforwards which begin to expire in 2024 and 2009, respectively. The weighted average of the expiration of the state net operating loss carryforwards is approximately sixteen years.

At June 30, 2006 and December 31, 2005, no valuation allowance has been established against deferred tax assets since it is more likely than not that the deferred tax assets will be realized.

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

NOTE 12 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:


                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                          --------------------------    --------------------------
(Dollars in thousands, except per share amounts)             2006            2005           2006           2005
                                                          -----------    -----------    -----------    -----------

Numerator for basic earnings per share - Net income
  available to common shareholders                        $    69,047    $    62,196    $   120,201    $   184,271
                                                          ===========    ===========    ===========    ===========

Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                          50,056,479     40,383,799     49,886,529     40,345,919

  Net effect of dilutive stock options                        430,033        502,464        383,743        502,703
                                                          -----------    -----------    -----------    -----------

Denominator for diluted earnings per share                 50,486,512     40,886,263     50,270,272     40,848,622
                                                          ===========    ===========    ===========    ===========

Net income per share available to common shareholders:

  Basic                                                   $      1.38    $      1.54    $      2.41    $      4.57
                                                          ===========    ===========    ===========    ===========

  Diluted                                                 $      1.37    $      1.52    $      2.39    $      4.51
                                                          ===========    ===========    ===========    ===========

NOTE 13 - STOCK INCENTIVE PLAN

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company's consolidated financial statements. Under SFAS No. 123R, the related compensation cost is measured based on the fair value of the award at the date of grant. The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, compensation cost in the six months ended June 30, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model.

During the three and six months ended June 30, 2006, the Company recognized compensation expense of $373 thousand and $783 thousand, respectively, relating to stock options granted under the Plan. The expense, before income tax effect, is included in salaries, commissions and benefits expense. The income tax benefit recognized in income for the three and six months ended June 30, 2006 for stock options was $74 thousand and $175 thousand, respectively. No compensation cost was recognized for the six months ended June 30, 2005.

During the six months ended June 30, 2006, the fair value of the options granted was estimated using the binomial lattice option-pricing model. Under the binomial lattice option-pricing model, the fair value of each option award is estimated, with the assistance of an outside consulting service, on the date of grant, which incorporates ranges of assumptions for inputs as shown in the following table. The assumptions are as follows:

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

Expected term range: The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted is derived from the output of the option valuation model and represents the period of time the options are expected to be outstanding.

The weighted-average fair value per share of options granted during the three and six months ended June 30, 2006 was $4.94 and $4.65, respectively. The fair value of the options granted during the three and six months ended June 30, 2006 was estimated using the binomial lattice option-pricing model with the following assumptions used for the grants:

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                      2006                      2006
                                -------------------------------------------
Dividend yield range                 11.9 %                 11.9% - 13.1%
Expected volatility                  36.0 %                    39.1 %
Risk-free interest rate range      4.8% - 5.0%               4.3% - 5.0%
Expected term range (in years)         7.9                    7.0 - 7.9

Prior to adoption of SFAS No. 123R as of January 1, 2006, the Company's pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option.

The weighted-average fair value per share of options granted during the three and six months ended June 30, 2005 was $3.83 and $3.75, respectively. The fair value of the options granted during the three and six months ended June 30, 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions used for the grants:

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                      2005                      2005
                                -------------------------------------------
Dividend yield                          8.9 %                     9.1 %
Expected volatility                     29.4 %                    28.7 %
Risk-free interest rate                 5.0 %                     5.0 %
Expected term (in years)                 3.0                       3.0

The following table presents a summary of the Company's stock option activity for the three and six months ended June 30, 2006 and 2005:


                                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                         --------------------------------------------  --------------------------------------------
                                                    2006                2005                  2006                2005
                                         --------------------------------------------  --------------------------------------------
                                                     Weighted               Weighted              Weighted             Weighted
                                           Number    Average     Number     Average      Number   Average    Number    Average
                                             of      Exercise      of       Exercise      of      Exercise     of      Exercise
                                          Options     Price      Options     Price      Options    Price    Options     Price

                                         --------------------------------------------  --------------------------------------------
Options outstanding - beginning of period   1,749,192   $24.52   1,499,638   $21.39   1,501,384   $23.09   1,248,102   $18.65
Granted                                       100,000    30.72      90,000    31.74     452,159    28.45     367,419    32.56
Exercised                                     (96,259)   11.70     (45,504)   12.93    (147,610)   12.04     (71,387)   12.59
Canceled                                       (5,500)   31.41      (8,813)   15.67     (58,500)   17.62      (8,813)   15.67
                                           ----------           ----------           ----------           ----------
Options outstanding - end of period         1,747,433   $25.56   1,535,321   $22.28   1,747,433   $25.56   1,535,321   $22.28
                                           ==========           ==========           ==========           ==========

Options exercisable - end of period           440,755   $15.82                          440,755   $15.82
                                           ==========                                ==========

The intrinsic value of an option is defined as the difference between an option's current market value and the grant price. The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $2.1 million and $3.0 million, respectively.

As of June 30, 2006, the intrinsic value and weighted-average remaining life of the Company's options outstanding were $19.8 million and 8.3 years, respectively.

As of June 30, 2006, the intrinsic value of the Company's exercisable options outstanding was $9.3 million.

As of June 30, 2006, the total remaining unrecognized compensation expense related to the Company's unvested stock options was $2.8 million. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.4 years.

As of June 30, 2006, the Company has awarded 221,934 shares of restricted stock under the Plan. During the three months ended June 30, 2006 and 2005, the Company recognized compensation expense of $123 thousand and $174 thousand, respectively, relating to shares of restricted stock granted under the Plan. During the six months ended June 30, 2006 and 2005, the Company recognized compensation expense of $170 thousand and $315 thousand, respectively, relating to shares of restricted stock granted under the Plan. As of June 30, 2006, 192,560 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company invests in negative amortization ARM, interest-only ARM, HELOC and certain other types of loans described in FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk." The Company, however, generally has purchased supplemental credit insurance for the loans of these types retained in the Company's portfolio if such loans have an initial loan-to-value ratio between 75% and 80%. In addition, the Company generally is the beneficiary of a borrower paid insurance policy on these types of loans if the initial loan-to-value ratio is greater than 80%. A substantial portion of the Company's mortgage loans held for investment at June 30, 2006 are the types of loans described in FSP SOP 94-6-1.

The Company had originations of loans during the six months ended June 30, 2006 exceeding 5% of total originations in the following states:

                            Six Months Ended
                             June 30, 2006
                            ----------------
            California              25.1%
            Florida                 11.7
            Illinois                 7.0
            Virginia                 5.1

During the six months ended June 30, 2006, the three institutions that bought the most loans from the Company accounted for 37% of the Company's total loan sales.

NOTE 15 - ACQUISITIONS

Waterfield Financial Corporation

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

         (In thousands)
          Mortgage loans held for sale, net     $559,340
          Accounts receivable                      2,002
          Other assets                             2,442
                                                --------
               Total assets acquired             563,784
                                                --------

          Other liabilities                       13,707
                                                --------
               Total liabilities assumed          13,707
                                                --------
               Net assets acquired               550,077

          Cash paid                              550,077
                                                --------
          Goodwill                              $      -
                                                ========

NOTE 16 - SEGMENTS AND RELATED INFORMATION

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

                                                                               Three Months Ended June 30, 2006
                                                                ------------------------------------------------------------
                                                                                     (In thousands)

                                                                    Mortgage     Loan Origination  Loan Servicing
                                                                Holdings Segment     Segment          Segment      Total
                                                                ------------------------------------------------------------
Net interest income:
Interest income                                                 $    181,266    $    148,930    $          -    $    330,196
Interest expense                                                    (153,197)       (122,989)         (3,806)       (279,992)
                                                                ------------    ------------    ------------    ------------
   Net interest income                                                28,069          25,941          (3,806)         50,204
                                                                ------------    ------------    ------------    ------------
Provision for loan losses                                             (2,389)         (1,590)              -          (3,979)
                                                                ------------    ------------    ------------    ------------
    Net interest income after provision for loan losses               25,680          24,351          (3,806)         46,225
                                                                ------------    ------------    ------------    ------------

Non-interest income:
Gain on sales of mortgage loans                                            -         224,594               -         224,594
Loss on sales of mortgage-backed securities and derivatives              (47)              -               -             (47)
Unrealized loss on mortgage-backed securities and derivatives         (7,730)              -               -          (7,730)

Loan servicing fees                                                        -               -          30,417          30,417
Change in fair value of mortgage servicing rights                          -               -         (18,830)        (18,830)
                                                                ------------    ------------    ------------    ------------
   Net loan servicing fees                                                 -               -          11,587          11,587
                                                                ------------    ------------    ------------    ------------

Other non-interest income                                                  -           1,668             457           2,125
                                                                ------------    ------------    ------------    ------------
   Total non-interest income                                          (7,777)        226,262          12,044         230,529
                                                                ------------    ------------    ------------    ------------

Non-interest expenses:
   Salaries, commissions and benefits, net                             2,585          96,683           3,889         103,157
   Occupancy and equipment                                                 1          19,472             290          19,763
   Data processing and communications                                     44           6,689               -           6,733
   Office supplies and expenses                                           13           5,027             105           5,145
   Marketing and promotion                                                 3           6,141             239           6,383
   Travel and entertainment                                                2           7,762              29           7,793
   Professional fees                                                     924           4,077              12           5,013
   Other                                                                 320          14,319           2,553          17,192
                                                                ------------    ------------    ------------    ------------
      Total non-interest expenses                                      3,892         160,170           7,117         171,179
                                                                ------------    ------------    ------------    ------------

Net income before income tax expense                                  14,011          90,443           1,121         105,575
                                                                ------------    ------------    ------------    ------------

Income tax expense                                                         -          33,079             145          33,224

                                                                ------------    ------------    ------------    ------------
Net income                                                      $     14,011    $     57,364    $        976    $     72,351
                                                                ============    ============    ============    ============

Dividends on preferred stock                                           3,304               -               -           3,304

                                                                ------------    ------------    ------------    ------------
Net income available to common shareholders                     $     10,707    $     57,364    $        976    $     69,047
                                                                ============    ============    ============    ============

                                                                                      June 30, 2006
                                                                ------------------------------------------------------------

Segment assets                                                  $ 13,154,573    $  3,577,819    $    593,207    $ 17,325,599
                                                                ============    ============    ============    ============


                                                                                    Three Months Ended June 30, 2005
                                                                       ------------------------------------------------------------
                                                                                            (In thousands)

                                                                           Mortgage     Loan Origination  Loan Servicing
                                                                        Holdings Segment     Segment          Segment      Total
                                                                       ------------------------------------------------------------
Net interest income:
Interest income                                                        $     77,041    $     58,277    $          -    $    135,318
Interest expense                                                            (52,238)        (36,127)         (1,971)        (90,336)
                                                                       ------------    ------------    ------------    ------------
   Total net interest income                                                 24,803          22,150          (1,971)         44,982
                                                                       ------------    ------------    ------------    ------------

Non-interest income:
Gain on sales of mortgage loans                                                   -          77,377               -          77,377
Gain on sales of current period securitized mortgage loans                        -         104,377               -         104,377
Gain (loss) on sales of mortgage-backed securities and derivatives            4,246          (3,626)              -             620
Unrealized (loss) gain on mortgage-backed securities and derivatives        (14,755)          4,463               -         (10,292)

Loan servicing fees                                                               -               -          16,970          16,970
Amortization and impairment of mortgage servicing rights                          -               -         (33,230)        (33,230)
                                                                       ------------    ------------    ------------    ------------
   Net loan servicing loss                                                        -               -         (16,260)        (16,260)
                                                                       ------------    ------------    ------------    ------------

Other non-interest income                                                         -           1,945             598           2,543
                                                                       ------------    ------------    ------------    ------------
   Total non-interest income                                                (10,509)        184,536         (15,662)        158,365
                                                                       ------------    ------------    ------------    ------------


Non-interest expenses:
   Salaries, commissions and benefits, net                                    3,493          87,837           3,529          94,859
   Occupancy and equipment                                                        1          14,118             278          14,397
   Data processing and communications                                            20           5,766             171           5,957
   Office supplies and expenses                                                   -           5,214             443           5,657
   Marketing and promotion                                                        -           5,091              35           5,126
   Travel and entertainment                                                       5           5,158             264           5,427
   Professional fees                                                          1,049           2,063             320           3,432
   Other                                                                      2,043           3,881             919           6,843
                                                                       ------------    ------------    ------------    ------------
      Total non-interest expenses                                             6,611         129,128           5,959         141,698
                                                                       ------------    ------------    ------------    ------------

Net income before income tax expense (benefit)                                7,683          77,558         (23,592)         61,649
                                                                       ------------    ------------    ------------    ------------

Income tax expense (benefit)                                                      -           4,998          (8,849)         (3,851)

                                                                       ------------    ------------    ------------    ------------
Net income                                                             $      7,683    $     72,560    $    (14,743)   $     65,500
                                                                       ============    ============    ============    ============

Dividends on preferred stock                                                  3,304               -               -           3,304

                                                                       ------------    ------------    ------------    ------------
Net income available to common shareholders                            $      4,379    $     72,560    $    (14,743)   $     62,196
                                                                       ============    ============    ============    ============

                                                                                             June 30, 2005
                                                                       ------------------------------------------------------------

Segment assets                                                         $  7,018,101    $  2,460,260    $    332,553    $  9,810,914
                                                                       ============    ============    ============    ============



                                                                              Six Months Ended June 30, 2006
                                                                ------------------------------------------------------------
                                                                                     (In thousands)

                                                                    Mortgage     Loan Origination  Loan Servicing
                                                                Holdings Segment     Segment          Segment      Total
                                                                ------------------------------------------------------------
Net interest income:
Interest income                                                 $    336,212    $    294,597    $          -    $    630,809
Interest expense                                                    (281,752)       (245,316)         (6,959)       (534,027)
                                                                ------------    ------------    ------------    ------------
   Net interest income                                                54,460          49,281          (6,959)         96,782
                                                                ------------    ------------    ------------    ------------
Provision for loan losses                                             (4,896)           (394)              -          (5,290)
                                                                ------------    ------------    ------------    ------------
    Net interest income after provision for loan losses               49,564          48,887          (6,959)         91,492
                                                                ------------    ------------    ------------    ------------

Non-interest income:
Gain on sales of mortgage loans                                            -         396,501               -         396,501
Loss on sales of mortgage-backed securities and derivatives             (897)              -               -            (897)
Unrealized gain on mortgage-backed securities and derivatives          1,310             275               -           1,585

Loan servicing fees                                                        -               -          54,750          54,750
Change in fair value of mortgage servicing rights                          -               -         (37,451)        (37,451)
                                                                ------------    ------------    ------------    ------------
   Net loan servicing fees                                                 -               -          17,299          17,299
                                                                ------------    ------------    ------------    ------------

Other non-interest income                                                  -           2,450           1,444           3,894
                                                                ------------    ------------    ------------    ------------
   Total non-interest income                                             413         399,226          18,743         418,382
                                                                ------------    ------------    ------------    ------------

Non-interest expenses:
   Salaries, commissions and benefits, net                             7,610         187,020           7,794         202,424
   Occupancy and equipment                                                 3          37,122             608          37,733
   Data processing and communications                                     60          13,638             161          13,859
   Office supplies and expenses                                           13           9,305             159           9,477
   Marketing and promotion                                                 7          11,932             244          12,183
   Travel and entertainment                                                2          14,463              81          14,546
   Professional fees                                                   2,378           7,954              12          10,344
   Other                                                               2,323          19,335          11,416          33,074
                                                                ------------    ------------    ------------    ------------
      Total non-interest expenses                                     12,396         300,769          20,475         333,640
                                                                ------------    ------------    ------------    ------------

Net income before income tax expense (benefit)                        37,581         147,344          (8,691)        176,234
                                                                ------------    ------------    ------------    ------------

Income tax expense (benefit)                                               -          52,939          (3,515)         49,424

                                                                ------------    ------------    ------------    ------------
Net income                                                      $     37,581    $     94,405    $     (5,176)   $    126,810
                                                                ============    ============    ============    ============

Dividends on preferred stock                                           6,609               -               -           6,609

                                                                ------------    ------------    ------------    ------------
Net income available to common shareholders                     $     30,972    $     94,405    $     (5,176)   $    120,201
                                                                ============    ============    ============    ============

                                                                                      June 30, 2006
                                                                ------------------------------------------------------------

Segment assets                                                  $ 13,154,573    $  3,577,819    $    593,207    $ 17,325,599
                                                                ============    ============    ============    ============

                                                                              Six Months Ended June 30, 2005
                                                                ------------------------------------------------------------
                                                                                     (In thousands)

                                                                    Mortgage     Loan Origination  Loan Servicing
                                                                Holdings Segment     Segment          Segment      Total
                                                                ------------------------------------------------------------
Net interest income:
Interest income                                                 $    135,346    $    146,866    $          -    $    282,212
Interest expense                                                     (91,223)        (83,862)         (3,342)       (178,427)
                                                                ------------    ------------    ------------    ------------
   Total net interest income                                          44,123          63,004          (3,342)        103,785
                                                                ------------    ------------    ------------    ------------

Non-interest income:
Gain on sales of mortgage loans                                            -         112,630               -         112,630
Gain on sales of current period securitized mortgage loans                 -         174,296               -         174,296
Gain on sales of mortgage-backed securities and derivatives              909           5,843               -           6,752
Unrealized gain on mortgage-backed securities and derivatives          2,085          45,122               -          47,207

Loan servicing fees                                                        -               -          28,282          28,282
Amortization and impairment of mortgage servicing rights                   -               -         (38,312)        (38,312)
                                                                ------------    ------------    ------------    ------------
   Net loan servicing loss                                                 -               -         (10,030)        (10,030)
                                                                ------------    ------------    ------------    ------------

Other non-interest income                                                  -           2,608           1,401           4,009
                                                                ------------    ------------    ------------    ------------
   Total non-interest income                                           2,994         340,499          (8,629)        334,864
                                                                ------------    ------------    ------------    ------------


Non-interest expenses:
   Salaries, commissions and benefits, net                             4,569         153,441           5,324         163,334
   Occupancy and equipment                                                 3          26,660             405          27,068
   Data processing and communications                                     42          11,580             285          11,907
   Office supplies and expenses                                            1           9,339             746          10,086
   Marketing and promotion                                                 2           9,193              61           9,256
   Travel and entertainment                                                5           9,001             349           9,355
   Professional fees                                                   2,022           4,307             573           6,902
   Other                                                               4,605           6,316           2,791          13,712
                                                                ------------    ------------    ------------    ------------
      Total non-interest expenses                                     11,249         229,837          10,534         251,620
                                                                ------------    ------------    ------------    ------------

Net income before income tax expense (benefit)                        35,868         173,666         (22,505)        187,029
                                                                ------------    ------------    ------------    ------------

Income tax expense (benefit)                                               -           4,998          (8,849)         (3,851)

                                                                ------------    ------------    ------------    ------------
Net income                                                      $     35,868    $    168,668    $    (13,656)   $    190,880
                                                                ============    ============    ============    ============

Dividends on preferred stock                                           6,609               -               -           6,609

                                                                ------------    ------------    ------------    ------------
Net income available to common shareholders                     $     29,259    $    168,668    $    (13,656)   $    184,271
                                                                ============    ============    ============    ============

                                                                                         June 30, 2005
                                                                ------------------------------------------------------------

Segment assets                                                  $  7,018,101    $  2,460,260    $    332,553    $  9,810,914
                                                                ============    ============    ============    ============

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

Financial Condition

The following table presents the Company's consolidated balance sheets as of June 30, 2006 and December 31, 2005:

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      June 30,      December 31,
                                                       2006            2005
                                                   ------------    ------------
Assets:
  Cash and cash equivalents                        $    304,268    $    575,650
  Accounts receivable and servicing advances            342,244         329,132
  Mortgage-backed securities                          9,299,224      10,602,104
  Mortgage loans held for sale, net                   1,243,702       2,208,749
  Mortgage loans held for investment, net             5,337,138       3,479,721
  Derivative assets                                     139,397          44,594
  Mortgage servicing rights                             434,173         319,671
  Premises and equipment, net                            80,296          68,782
  Goodwill                                              110,759          99,527
  Other assets                                           34,398          26,815
                                                   ------------    ------------

      Total assets                                 $ 17,325,599    $ 17,754,745
                                                   ============    ============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                        $  1,476,958    $  3,474,191
  Drafts payable                                         12,349          20,754
  Commercial paper                                      888,476       1,079,179
  Reverse repurchase agreements                       8,939,786       9,806,144
  Collateralized debt obligations                     3,724,878       1,057,906
  Payable for securities purchased                            -         261,539
  Derivative liabilities                                  3,280          16,773
  Trust preferred securities                            252,780         203,688
  Accrued expenses and other liabilities                355,009         277,476
  Notes payable                                         337,700         319,309
  Income taxes payable                                   80,529          30,770
                                                   ------------    ------------

    Total liabilities                                16,071,745      16,547,729
                                                   ------------    ------------


Stockholders' Equity:
  Preferred Stock                                       134,040         134,040
  Common Stock                                              501             496
  Additional paid-in capital                            960,995         947,512
  Retained earnings                                     227,450         203,778
  Accumulated other comprehensive loss                  (69,132)        (78,810)
                                                   ------------    ------------

    Total stockholders' equity                        1,253,854       1,207,016
                                                   ------------    ------------

      Total liabilities and stockholders' equity   $ 17,325,599    $ 17,754,745
                                                   ============    ============

Total assets at June 30, 2006 were $17.3 billion, a $429.1 million decrease from $17.8 billion at December 31, 2005. The decrease in total assets primarily reflects a decrease in mortgage-backed securities of $1.3 billion and a decrease in mortgage loans held for sale of $1.0 billion, partly offset by an increase in mortgage loans held for investment of $1.9 billion. At June 30, 2006, 53.7% of our total assets were mortgage-backed securities, 30.8% were mortgage loans held for investment and 7.2% were mortgage loans held for sale, compared to 59.7%, 19.6% and 12.4%, respectively, at December 31, 2005.

The following tables summarize our mortgage-backed securities owned at June 30, 2006 and December 31, 2005, classified by type of issuer and by ratings categories:


                                                      June 30, 2006
                    -----------------------------------------------------------------------------
                      Trading Securities     Securities Available for Sale         Total
                    -----------------------    -----------------------    -----------------------
                     Carrying                  Carrying                    Carrying
                      Value   Portfolio Mix     Value     Portfolio Mix     Value     Portfolio Mix
                    -----------------------    -----------------------    -----------------------
                                                 (Dollars in thousands)
Agency securities   $        -            -%   $  113,346          1.4%   $  113,346          1.2%

Privately issued:
   AAA                 563,436         49.7     8,029,798         98.3     8,593,234         92.6
   AA                   47,596          4.2         8,485          0.1        56,081          0.6
   A                   166,610         14.7         5,398          0.1       172,008          1.8
  BB                     4,587          0.4             -          -           4,587          0.0
  BBB                  135,378         11.9         2,285          0.0       137,663          1.4
  Unrated              216,022         19.1         6,283          0.1       222,305          2.4
                    ----------   ----------    ----------   ----------    ----------   ----------
Total               $1,133,629        100.0%   $8,165,595        100.0%   $9,299,224        100.0%
                    ==========   ==========    ==========   ==========    ==========   ==========

                                                December 31, 2005
                    -----------------------------------------------------------------------------
                      Trading Securities     Securities Available for Sale         Total
                    -----------------------    -----------------------    -----------------------
                     Carrying                  Carrying                    Carrying
                      Value   Portfolio Mix     Value     Portfolio Mix     Value     Portfolio Mix
                    -----------------------    -----------------------    -----------------------
                                                 (Dollars in thousands)
Agency securities   $        -            -%   $  130,320          1.8%   $  130,320          1.2%

Privately issued:
   AAA               2,619,546         81.1     7,216,527         97.9     9,836,073         92.8
   AA                   47,253          1.5         9,989          0.1        57,242          0.5
   A                   166,507          5.2         7,558          0.1       174,065          1.6
  BBB                  164,344          5.1         3,441          0.0       167,785          1.7
  Unrated              229,418          7.1         7,201          0.1       236,619          2.2
                    ----------   ----------    ----------   ----------    ----------   ----------
Total               $3,227,068        100.0%   $7,375,036        100.0%   $10,602,104       100.0%
                    ==========   ==========    ==========   ==========    ==========   ==========

The following tables classify our mortgage-backed securities portfolio by type of interest rate index at June 30, 2006 and December 31, 2005:


                                                                     June 30, 2006
                                      -----------------------------------------------------------------------------
                                      Trading Securities     Securities Available for Sale         Total
                                      -----------------------    -----------------------    -----------------------
                                      Carrying                  Carrying                    Carrying
                                      Value   Portfolio Mix     Value     Portfolio Mix     Value     Portfolio Mix
                                      -----------------------    -----------------------    -----------------------
                                                                 (Dollars in thousands)
Index:
One-month LIBOR                       $  386,683         34.1%   $   88,827          1.1% $    475,510          5.1%
Six-month LIBOR                          470,992         41.6     4,733,291         57.9     5,204,283         56.0
One-year LIBOR                           221,602         19.5     2,871,629         35.2     3,093,231         33.2
One-year constant maturity treasury          446          0.0       471,848          5.8       472,294          5.1
One-year monthly treasury average         53,906          4.8             -          -          53,906          0.6
                                      ----------   ----------    ----------   ----------    ----------   ----------
Total                                 $1,133,629        100.0%   $8,165,595        100.0%   $9,299,224        100.0%
                                      ==========   ==========    ==========   ==========    ==========   ==========

                                                                    December 31, 2005
                                      -----------------------------------------------------------------------------
                                      Trading Securities     Securities Available for Sale         Total
                                      -----------------------    -----------------------    -----------------------
                                      Carrying                  Carrying                    Carrying
                                      Value   Portfolio Mix     Value     Portfolio Mix     Value     Portfolio Mix
                                      -----------------------    -----------------------    -----------------------
                                                                 (Dollars in thousands)
Index:
One-month LIBOR                       $  402,311         12.5%   $   10,836          0.1%   $   413,147          3.9%
Six-month LIBOR                        2,538,016         78.6     4,838,532         65.6      7,376,548         69.6
One-year LIBOR                           218,530          6.8     2,128,376         28.9      2,346,906         22.1
One-year constant maturity treasury        2,054          0.1       397,292          5.4        399,346          3.8
One-year monthly treasury average         66,157          2.0             -          -           66,157          0.6
                                      ----------   ----------    ----------   ----------    -----------   ----------
Total                                 $3,227,068        100.0%   $7,375,036        100.0%   $10,602,104        100.0%
                                      ==========   ==========    ==========   ==========    ===========   ==========

The following tables classify our mortgage loans held for investment and mortgage-backed securities portfolio by product type at June 30, 2006 and December 31, 2005:


                                                                        June 30, 2006
                           ------------------------------------------------------------------------------------------------------
                                                           Securities               Loans Held
                              Trading Securities       Available for Sale         for Investment                 Total
                           ------------------------ ------------------------- ------------------------ --------------------------
                           Carrying                  Carrying                  Carrying                  Carrying
                             Value   Portfolio Mix     Value    Portfolio Mix    Value   Portfolio Mix     Value    Portfolio Mix
                           ------------------------ ------------------------- ------------------------ --------------------------
                                                                  (Dollars in thousands)
Product:
ARMs less than 3 years   $  650,509         57.4%   $  327,400          4.0%   $2,938,906         55.1%   $ 3,916,815         26.8%
3/1 Hybrid ARM              167,427         14.8       196,930          2.4         6,919          0.1        371,276          2.5
5/1 Hybrid ARM              315,693         27.8     7,641,265         93.6       321,073          6.1      8,278,031         56.6
Home equity/Second                -          -               -          -         237,502          4.4        237,502          1.6
Other ARM                         -          -               -          -         251,032          4.7        251,032          1.7
Fixed rate                        -          -               -          -       1,581,706         29.6      1,581,706         10.8
                         ----------   ----------    ----------   ----------    ----------   ----------    -----------   ----------
Total                    $1,133,629        100.0%   $8,165,595        100.0%   $5,337,138        100.0%   $14,636,362        100.0%
                         ==========   ==========    ==========   ==========    ==========   ==========    ===========   ==========

                                                                   December 31, 2005
                           ------------------------------------------------------------------------------------------------------
                                                           Securities               Loans Held
                              Trading Securities       Available for Sale         for Investment                 Total
                           ------------------------ ------------------------- ------------------------ --------------------------
                           Carrying                  Carrying                  Carrying                  Carrying
                             Value   Portfolio Mix     Value    Portfolio Mix    Value   Portfolio Mix     Value    Portfolio Mix
                           ------------------------ ------------------------- ------------------------ --------------------------
                                                                  (Dollars in thousands)
Product:
ARMs less than 3 years   $  700,164         21.7%   $  487,122          6.6%   $2,628,977         75.6%   $ 3,816,263         27.1%
3/1 Hybrid ARM              194,313          6.0       262,598          3.6        11,563          0.3        468,474          3.3
5/1 Hybrid ARM            2,332,591         72.3     6,625,316         89.8       121,227          3.5      9,079,134         64.5
Home equity/Second                -          -               -          -         611,370         17.6        611,370          4.3
Other ARM                         -          -               -          -          31,862          0.9         31,862          0.2
Fixed rate                        -          -               -          -          74,722          2.1         74,722          0.6
                         ----------   ----------    ----------   ----------    ----------   ----------    -----------   ----------
Total                    $3,227,068        100.0%   $7,375,036        100.0%   $3,479,721        100.0%   $14,081,825        100.0%
                         ==========   ==========    ==========   ==========    ==========   ==========    ===========   ==========

During the three and six months ended June 30, 2006, we purchased $461.1 million and $1.9 billion of mortgage-backed securities, respectively.

During the three and six months ended June 30, 2006, we sold $99.1 million and $1.9 billion of mortgage-backed securities, respectively.

During the three and six months ended June 30, 2006, we added $1.0 billion and $1.9 billion of loans held for investment to our portfolio, respectively.

Loan Delinquency and Reserves

We are exposed to credit losses due to defaults on the loans underlying our residual assets, and from our loans held for investment and loans held for sale. As of June 30, 2006, credit losses have been nominal, primarily due to our loans held for investment and loans underlying our residual assets being originated within the past 30 months and, consequently, have not yet seasoned to the point in time where losses are expected to occur. We expect losses to increase as our loans season.

We hold reserves and allowances for expected losses, as well as other credit related expenses, including losses due to loan repurchases. Reserves and allowances include embedded loss assumptions, which reduce the projected future cash flows and carrying value of our residual assets, in addition to specific reserves. The following table presents our total reserves and allowances compared to our loans that are 60 or more days delinquent:

                                                   June 30,   December 31,
(In thousands)                                       2006         2005
                                                 ----------    ----------

Loans 60 days and greater delinquent:
   Loans underlying residual assets              $  222,016    $  142,971
   Loans held for investment                         42,916        14,184
   Loans held for sale                               27,007        13,758
                                                 ----------    ----------
Loans 60 days and greater delinquent             $  291,939    $  170,913
                                                 ==========    ==========


Credit impairment reserves and allowances
    including forecasted losses included in
    carrying value of residual assets            $   88,415    $   72,743
                                                 ----------    ----------

Credit impairment reserves and allowances
   as a percentage of loans 60 days or greater
   delinquent                                         30.29%        42.56%
                                                 ==========    ==========

We generally target our reserves to equal our expected losses from our delinquent loans. Currently, our expected losses are approximately 22% of our loans that are 60 days or greater delinquent, but this expected loss percentage is expected to decline because we began purchasing supplemental credit insurance on a greater percentage of loans beginning in the second half of 2005.

Results of Operations

The following tables present our consolidated and segment statements of income:

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                               Three Months Ended
                                                                          ---------------------------------------------------------
                                                                           June 30,   March 31,    Dec. 31,    Sept. 30,    June 30,
                                                                             2006       2006        2005         2005        2005
                                                                          ---------   ---------   ---------   ---------   ---------
Net interest income:
    Interest income                                                       $ 330,196   $ 300,613   $ 265,435   $ 180,038   $ 135,318
    Interest expense                                                       (279,992)   (254,035)   (215,057)   (133,169)    (90,336)
                                                                          ---------   ---------   ---------   ---------   ---------
         Net interest income                                                 50,204      46,578      50,378      46,869      44,982
                                                                          ---------   ---------   ---------   ---------   ---------

    Provision for loan losses                                                (3,979)     (1,311)     (2,142)          -           -
                                                                          ---------   ---------   ---------   ---------   ---------
         Net interest income after provision for loan losses                 46,225      45,267      48,236      46,869      44,982
                                                                          ---------   ---------   ---------   ---------   ---------

Non-interest income:
    Gain on sales of mortgage loans                                         224,594     171,907      98,777     123,658      77,377
    Gain on sales of current period securitized mortgage loans                    -           -           -      19,960     104,377
    (Loss) gain on sales of mortgage-backed securities and derivatives          (47)       (850)     38,068       6,116         620
    Unrealized (loss) gain on mortgage-backed securities and derivatives     (7,730)      9,315     (44,778)    (10,965)    (10,292)

    Loan servicing fees                                                      30,417      24,333      26,715      21,099      16,970
    Amortization and impairment of mortgage servicing rights                      -           -     (18,745)     (3,478)    (33,230)
    Change in fair value of mortgage servicing rights                       (18,830)    (18,621)          -           -           -
                                                                          ---------   ---------   ---------   ---------   ---------
         Net loan servicing fees (loss)                                      11,587       5,712       7,970      17,621     (16,260)
                                                                          ---------   ---------   ---------   ---------   ---------

    Other non-interest income                                                 2,125       1,769       2,181       1,585       2,543
                                                                          ---------   ---------   ---------   ---------   ---------
         Non-interest income                                                230,529     187,853     102,218     157,975     158,365
                                                                          ---------   ---------   ---------   ---------   ---------

Non-interest expenses:
    Salaries, commissions and benefits, net                                 103,157      99,267      95,237     101,378      94,859
    Occupancy and equipment                                                  19,763      17,970      16,459      15,328      14,397
    Data processing and communications                                        6,733       7,126       6,402       6,479       5,957
    Office supplies and expenses                                              5,145       4,332       4,612       5,024       5,657
    Marketing and promotion                                                   6,383       5,800       5,951       5,104       5,126
    Travel and entertainment                                                  7,793       6,753       6,982       4,670       5,427
    Professional fees                                                         5,013       5,331       3,586       3,744       3,432
    Other                                                                    17,192      15,882      10,946       7,360       6,843
                                                                          ---------   ---------   ---------   ---------   ---------
         Non-interest expenses                                              171,179     162,461     150,175     149,087     141,698
                                                                          ---------   ---------   ---------   ---------   ---------

Net income before income tax expense (benefit)                              105,575      70,659         279      55,757      61,649

Income tax expense (benefit)                                                 33,224      16,200     (16,419)      2,549      (3,851)
                                                                          ---------   ---------   ---------   ---------   ---------

Net income                                                                $  72,351   $  54,459   $  16,698   $  53,208   $  65,500
                                                                          =========   =========   =========   =========   =========

Dividends on preferred stock                                                  3,304       3,305       3,304       3,304       3,304

                                                                          ---------   ---------   ---------   ---------   ---------
Net income available to common shareholders                               $  69,047   $  51,154   $  13,394   $  49,904   $  62,196
                                                                          =========   =========   =========   =========   =========

    Per share data:
      Basic                                                               $    1.38   $    1.03   $    0.27   $    1.10   $    1.54
      Diluted                                                             $    1.37   $    1.02   $    0.27   $    1.09   $    1.52

      Weighted average number of shares - basic                              50,056      49,715      49,605      45,174      40,384
      Weighted average number of shares - diluted                            50,487      50,070      49,998      45,669      40,886

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                       Six Months Ended June 30,
                                                                         ----------------------
                                                                           2006          2005
                                                                         ---------    ---------
Net interest income:
    Interest income                                                      $ 630,809    $ 282,212
    Interest expense                                                      (534,027)    (178,427)
                                                                         ---------    ---------
         Total net interest income                                          96,782      103,785
                                                                         ---------    ---------
    Provision for loan losses                                               (5,290)           -
                                                                         ---------    ---------
         Total net interest income after provision for loan losses          91,492      103,785
                                                                         ---------    ---------

Non-interest income:
    Gain on sales of mortgage loans                                        396,501      112,630
    Gain on sales of current period securitized mortgage loans                   -      174,296
    (Loss) gain on sales of mortgage-backed securities and derivatives        (897)       6,752
    Unrealized gain on mortgage-backed securities and derivatives            1,585       47,207

    Loan servicing fees                                                     54,750       28,282
    Amortization and impairment of mortgage servicing rights                     -      (38,312)
    Change in fair value of mortgage servicing rights                      (37,451)           -
                                                                         ---------    ---------
         Net loan servicing fees (loss)                                     17,299      (10,030)
                                                                         ---------    ---------

    Other non-interest income                                                3,894        4,009
                                                                         ---------    ---------
         Total non-interest income                                         418,382      334,864
                                                                         ---------    ---------

Non-interest expenses:
    Salaries, commissions and benefits, net                                202,424      163,334
    Occupancy and equipment                                                 37,733       27,068
    Data processing and communications                                      13,859       11,907
    Office supplies and expenses                                             9,477       10,086
    Marketing and promotion                                                 12,183        9,256
    Travel and entertainment                                                14,546        9,355
    Professional fees                                                       10,344        6,902
    Other                                                                   33,074       13,712
                                                                         ---------    ---------
         Total non-interest expenses                                       333,640      251,620
                                                                         ---------    ---------

Net income before income tax expense (benefit)                             176,234      187,029

Income tax expense (benefit)                                                49,424       (3,851)
                                                                         ---------    ---------

Net income                                                               $ 126,810    $ 190,880
                                                                         =========    =========

Dividends on preferred stock                                                 6,609        6,609

                                                                         ---------    ---------
Net income available to common shareholders                              $ 120,201    $ 184,271
                                                                         =========    =========

    Per share data:
      Basic                                                              $    2.41    $    4.57
      Diluted                                                            $    2.39    $    4.51

      Weighted average number of shares - basic                             49,887       40,346
      Weighted average number of shares - diluted                           50,270       40,849

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            MORTGAGE HOLDINGS SEGMENT
                                 (In thousands)


                                                                      Six Months Ended June 30,
                                                                       ----------------------
                                                                          2006         2005
                                                                       ---------    ---------
Net interest income:
  Interest income                                                      $ 336,212    $ 135,346
  Interest expense                                                      (281,752)     (91,223)
                                                                       ---------    ---------
       Net interest income                                                54,460       44,123
                                                                       ---------    ---------

  Provision for loan losses                                               (4,896)           -
                                                                       ---------    ---------
       Net interest income after provision for loan losses                49,564       44,123
                                                                       ---------    ---------

Non-interest income:
  (Loss) gain on sales of mortgage-backed securities and derivatives        (897)         909
  Unrealized gain on mortgage-backed securities and derivatives            1,310        2,085
                                                                       ---------    ---------
       Non-interest income                                                   413        2,994
                                                                       ---------    ---------

Non-interest expenses:
  Salaries, commissions and benefits, net                                  7,610        4,569
  Occupancy and equipment                                                      3            3
  Data processing and communications                                          60           42
  Office supplies and expenses                                                13            1
  Marketing and promotion                                                      7            2
  Travel and entertainment                                                     2            5
  Professional fees                                                        2,378        2,022
  Other                                                                    2,323        4,605
                                                                       ---------    ---------
      Non-interest expenses                                               12,396       11,249
                                                                       ---------    ---------

Net income before income tax expense                                      37,581       35,868

Income tax expense                                                             -            -
                                                                       ---------    ---------

Net income                                                             $  37,581    $  35,868
                                                                       =========    =========

Dividends on preferred stock                                               6,609        6,609

                                                                       ---------    ---------
Net income available to common shareholders                            $  30,972    $  29,259
                                                                       =========    =========

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            LOAN ORIGINATION SEGMENT
                                 (In thousands)


                                                                  Six Months Ended June 30,
                                                                   ----------------------
                                                                      2006        2005
                                                                   ---------    ---------
Net interest income:
   Interest income                                                 $ 294,597    $ 146,866
   Interest expense                                                 (245,316)     (83,862)
                                                                   ---------    ---------
        Net interest income                                           49,281       63,004
                                                                   ---------    ---------

   Provision for loan losses                                            (394)           -
                                                                   ---------    ---------
        Net interest income after provision for loan losses           48,887       63,004
                                                                   ---------    ---------

Non-interest income:
   Gain on sales of mortgage loans                                   396,501      112,630
   Gain on sales of current period securitized mortgage loans              -      174,296
   Gain on sales of mortgage-backed securities and derivatives             -        5,843
   Unrealized gain on mortgage-backed securities and derivatives         275       45,122

   Other non-interest income                                           2,450        2,608
                                                                   ---------    ---------
        Non-interest income                                          399,226      340,499
                                                                   ---------    ---------

Non-interest expenses:
   Salaries, commissions and benefits, net                           187,020      153,441
   Occupancy and equipment                                            37,122       26,660
   Data processing and communications                                 13,638       11,580
   Office supplies and expenses                                        9,305        9,339
   Marketing and promotion                                            11,932        9,193
   Travel and entertainment                                           14,463        9,001
   Professional fees                                                   7,954        4,307
   Other                                                              19,335        6,316
                                                                   ---------    ---------
        Non-interest expenses                                        300,769      229,837
                                                                   ---------    ---------

Net income before income tax expense                                 147,344      173,666

Income tax expense                                                    52,939        4,998
                                                                   ---------    ---------

Net income                                                         $  94,405    $ 168,668
                                                                   =========    =========

Dividends on preferred stock                                               -            -

                                                                   ---------    ---------
Net income available to common shareholders                        $  94,405    $ 168,668
                                                                   =========    =========

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             LOAN SERVICING SEGMENT
                                 (In thousands)


                                                             Six Months Ended June 30,
                                                              ---------------------
                                                                2006         2005
                                                              --------     --------
Net interest income:
  Interest income                                             $      -     $      -
  Interest expense                                              (6,959)      (3,342)
                                                              --------     --------
       Net interest income                                      (6,959)      (3,342)
                                                              --------     --------

Non-interest income:

  Loan servicing fees                                           54,750       28,282
  Amortization and impairment of mortgage servicing rights           -      (38,312)
  Change in fair value of mortgage servicing rights            (37,451)           -
                                                              --------     --------
       Net loan servicing fees (loss)                           17,299      (10,030)
                                                              --------     --------

  Other non-interest income                                      1,444        1,401
                                                              --------     --------
       Non-interest income                                      18,743       (8,629)
                                                              --------     --------

Non-interest expenses:
  Salaries, commissions and benefits, net                        7,794        5,324
  Occupancy and equipment                                          608          405
  Data processing and communications                               161          285
  Office supplies and expenses                                     159          746
  Marketing and promotion                                          244           61
  Travel and entertainment                                          81          349
  Professional fees                                                 12          573
  Other                                                         11,416        2,791
                                                              --------     --------
       Non-interest expenses                                    20,475       10,534
                                                              --------     --------

Net income before income tax benefit                            (8,691)     (22,505)

Income tax benefit                                              (3,515)      (8,849)
                                                              --------     --------

Net income                                                    $ (5,176)    $(13,656)
                                                              ========     ========

Dividends on preferred stock                                         -            -

                                                              --------     --------
Net income available to common shareholders                   $ (5,176)    $(13,656)
                                                              ========     ========

Comparison of the Three Months Ended June 30, 2006 and 2005

Overview

Net income for the three months ended June 30, 2006 was $72.4 million compared to $65.5 million for the three months ended June 30, 2005, an increase of $6.9 million, or 10.5%. The increase in net income was the result of a $72.2 million increase in non-interest income and a $5.2 million increase in net interest income, partly offset by a $37.0 million increase in income tax expense, a $29.5 million increase in non-interest expenses and a $4.0 million increase in provision for loan losses. The $72.2 million increase in non-interest income consists of a $147.2 million increase in gain on sales of mortgage loans, a $27.9 million increase in net loan servicing fees and a $1.9 million increase in realized and unrealized gains on mortgage-backed securities and derivatives, partly offset by a $104.4 million decrease in gain on sales of current period securitized mortgage loans and a $0.4 million decrease in other non-interest income in the three months ended June 30, 2006 versus the three months ended June 30, 2005.

Net Interest Income

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:


(Dollars in thousands)                                             Three Months Ended June 30,
                                         ---------------------------------------------------------------------------
                                                        2006                                 2005
                                         ------------------------------------  -------------------------------------
                                         Average                    Average     Average                    Average
                                         Balance      Interest    Yield/Cost    Balance      Interest    Yield/Cost
                                        -----------   --------    ----------    -----------   --------    ----------
Interest earning assets:
  Mortgage-backed securities, net (1)   $ 9,503,262   $130,498          5.49%   $ 6,804,436   $ 77,042          4.53%
  Mortgage loans held for sale            7,577,871    127,084          6.71%     3,861,999     58,276          6.04%
  Mortgage loans held for investment      4,172,288     72,614          6.96%             -          -          -
                                        -----------   --------                  -----------   --------
                                         21,253,421    330,196          6.21%    10,666,435    135,318          5.07%
                                        -----------   --------                  -----------   --------

Interest bearing liabilities:
  Warehouse lines of credit (2)           6,140,929     85,990          5.60%     1,790,318     20,587          4.55%
  Commercial paper (3)                    2,410,639     29,751          4.94%     1,845,695     14,760          3.16%
  Reverse repurchase agreements (4)       8,950,889    114,497          5.12%     6,296,377     52,237          3.28%
  Collateralized debt obligations (5)     2,902,206     39,281          5.41%             -          -          -
  Trust preferred securities                245,165      5,270          8.60%        26,923        482          7.08%
  Notes payable                             358,066      5,203          5.81%       189,313      2,270          4.74%
                                        -----------   --------                  -----------   --------
                                         21,007,894    279,992          5.33%    10,148,626     90,336          3.52%
                                        -----------   --------                  -----------   --------

Net interest income                                   $ 50,204                                $ 44,982
                                                      ========                                ========
Interest rate spread                                                    0.88%                                   1.55%
                                                                  ==========                              ==========
Net interest margin                                                     0.94%                                   1.72%
                                                                  ==========                              ==========

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.
(2) Includes $103 thousand of net interest expense on interest rate swap agreements for the 2005 period.
(3) Includes $258 thousand of net interest income on interest rate swap agreements for the 2006 period.
(4) Includes $1.0 million and $4.5 million of net interest expense on interest rate swap agreements for the 2006 and 2005 periods, respectively.
(5) Includes $407 thousand of net interest expense on interest rate swap agreements for the 2006 period.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:

                                         Three Months Ended June 30, 2006
                                                     Compared to
(In thousands)                           Three Months Ended June 30, 2005
                                          -------------------------------
                                          Average      Average
                                            Rate       Volume     Total
                                          --------    --------   --------

     Mortgage-backed securities, net      $ 18,615    $ 34,841   $ 53,456
     Mortgage loans held for sale            7,113      61,695     68,808
     Mortgage loans held for investment          -      72,614     72,614
                                          --------    --------   --------
     Interest income                        25,728     169,150    194,878
                                          --------    --------   --------


     Warehouse lines of credit               5,678      59,725     65,403
     Commercial paper                        9,702       5,289     14,991
     Reverse repurchase agreements          35,519      26,741     62,260
     Collateralized debt obligations             -      39,281     39,281
     Trust preferred securities                420       4,368      4,788
     Notes payable                             591       2,342      2,933
                                          --------    --------   --------
     Interest expense                       51,910     137,746    189,656
                                          --------    --------   --------

     Net interest income                  $(26,182)   $ 31,404   $  5,222
                                          ========    ========   ========

Interest Income: Interest income on mortgage-backed securities for the three months ended June 30, 2006 was $130.5 million, compared to $77.0 million for the three months ended June 30, 2005, a $53.5 million, or 69.4%, increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio and higher interest rates in the second quarter of 2006 versus the second quarter of 2005.

Interest income on our mortgage loans held for sale for the three months ended June 30, 2006 was $127.1 million, compared to $58.3 million for the three months ended June 30, 2005, an increase of $68.8 million, or 118.1%. The increase in interest income on mortgage loans held for sale was primarily the result of an increase in average volume in 2006 versus 2005 due to higher mortgage origination volume, and higher interest rates in the second quarter of 2006 versus the second quarter of 2005.

For the three months ended June 30, 2006, we recognized $72.6 million of interest income on loans held for investment, related to our strategy of holding certain loans in our investment portfolio beginning in June 2005.

Interest Expense: As of June 30, 2006, we have entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and had borrowed funds from eleven of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities and loans held for investment. Total interest expense on reverse repurchase agreements for the three months ended June 30, 2006 was $114.5 million, compared to interest expense for the three months ended June 30, 2005 of $52.2 million, a $62.3 million increase. The increase in reverse repurchase agreements interest expense in 2006 versus 2005 was primarily the result of an increase in average rate due to generally higher short-term interest rates in the second quarter of 2006 versus the second quarter of 2005, and an increase in borrowings used to fund the growth of our mortgage-backed securities and loans held for investment portfolio.

We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the three months ended June 30, 2006 was $86.0 million, compared to interest expense for the three months ended June 30, 2005 of $20.6 million, a $65.4 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in the second quarter of 2006 versus the second quarter of 2005.

In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans. Interest expense on commercial paper for the three months ended June 30, 2006 was $29.8 million, versus $14.8 million for the three months ended June 30, 2005, a $15.0 million increase. The increase in commercial paper interest expense was the result of an increase in average interest rates in the second quarter of 2006 versus the second quarter of 2005 and an increase in average volume. The increase in average volume in the second quarter of 2006 versus the second quarter of 2005 related to higher borrowings used to fund our loan inventory. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

For the three months ended June 30, 2006, we recognized $39.3 million of interest expense on collateralized debt obligations, related to borrowings used to fund our securitizations which were accounted for as financings.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives

Gain on Sales and Securitizations of Mortgage Loans: During the three months ended June 30, 2006, gain on sales and securitizations of mortgage loans in our Loan Origination segment totaled $224.6 million, or 1.62%, of mortgage loans sold or securitized compared to $182.6 million, or 1.78%, of mortgage loans sold or securitized during the three months ended June 30, 2005. The increase primarily reflects a $3.5 billion increase in mortgage loans sold or securitized to $13.8 billion in the second quarter of 2006 from $10.3 billion in the second quarter of 2005.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the three months ended June 30, 2006 and 2005:

     Gains on Sales and Securitizations of Mortgage Loans

                                                                     Three Months Ended June 30,
                                                                     ---------------------------
                                                                         2006            2005
                                                                     -----------    ------------
     (Dollars in thousands)
     Gain on sales of mortgage loans                                 $   224,594    $     77,377
     Gain on sales of current period securitized mortgage loans                -         104,377
     Loss on sales of free standing derivatives                                -          (3,626)
     Unrealized gain on self-originated mortgage-backed securities
     retained in period                                                        -           8,493
     Unrealized loss on free standing derivatives                              -          (4,030)
                                                                     -----------    ------------
     Total gain on sales and securitizations of mortgage loans       $   224,594    $    182,591
                                                                     ===========    ============

     Total mortgage loans sold or securitized                        $13,828,120    $ 10,273,356
                                                                     ===========    ============

     Total gain on sales and securitizations of mortgage
     loans as a % of total mortgage loans sold or securitized               1.62%           1.78%

Portfolio Gains and Losses: During the three months ended June 30, 2006, portfolio gains and losses in our Mortgage Holdings segment were a portfolio loss of $7.8 million compared to a portfolio loss of $10.5 million during the three months ended June 30, 2005. The decrease in portfolio losses in the second quarter of 2006 compared to the second quarter of 2005 was the result of a $7.0 million net decrease in unrealized loss on mortgage-backed securities and free standing derivatives partly offset by a $4.3 million decrease in gain on sales of mortgage-backed securities.

The following table presents the components of portfolio gains and losses in our Mortgage Holdings segment during the three months ended June 30, 2006 and 2005:

     Portfolio Gains and Losses
                                                                Three Months Ended June 30,
                                                                   ---------------------
                                                                     2006         2005
                                                                   --------     --------
     (In thousands)
     (Loss) gain on sales of mortgage-backed securities            $    (47)    $  4,246

     Unrealized (loss) gain on mortgage-backed securities           (14,571)      13,031
     Unrealized gain (loss) on free standing derivatives              6,841      (27,786)
                                                                   --------     --------
     Net unrealized loss on mortgage-backed securities and free
     standing derivatives                                            (7,730)     (14,755)

                                                                   --------     --------
     Total portfolio loss                                          $ (7,777)    $(10,509)
                                                                   ========     ========

The following table presents the components of gains and losses on sales of mortgage-backed securities and derivatives shown in our consolidated statements of income:

     Components of (Loss) Gain on Sales of Mortgage-backed Securities and Derivatives


                                                                           Three Months Ended June 30,
                                                                               -------------------
                                                                                2006         2005
                                                                               -------     -------
     (In thousands)
     (Loss) gain on sales of mortgage-backed securities                        $   (47)    $ 4,246
     Loss on sales of free standing derivatives                                      -      (3,626)
                                                                               -------     -------
         (Loss) gain on sales of mortgage-backed securities and derivatives    $   (47)    $   620
                                                                               =======     =======

The following table presents the components of unrealized loss on mortgage-backed securities and derivatives shown in our consolidated statements of income:

     Components of Unrealized Loss on Mortgage-backed Securities and Derivatives

                                                               Three Months Ended June 30,
                                                              -------------------------------
                                                                   2006           2005
                                                              -------------------------------
     (In thousands)
     Unrealized gain on self-originated mortgage-backed securities
     retained in period                                               $      -     $  8,493
     Unrealized (loss) gain on mortgage-backed securities              (14,571)      13,031
     Unrealized gain (loss) on free standing derivatives                 6,841      (31,816)
                                                                      --------     --------
     Unrealized loss on mortgage-backed securities and derivatives    $ (7,730)    $(10,292)
                                                                      ========     ========

Net Loan Servicing Fees

Net loan servicing fees were $11.6 million for the three months ended June 30, 2006 compared to a loss of $16.3 million for the three months ended June 30, 2005.

Loan Servicing Fees: Loan servicing fees increased to $30.4 million for the three months ended June 30, 2006 from $17.0 million for the three months ended June 30, 2005, an increase of $13.4 million, or 79.2%. The increase in loan servicing fees in the second quarter of 2006 versus the second quarter of 2005 was primarily the result of an increase in loans serviced for others. At June 30, 2006, the principal amount of loans serviced for others, including loans held for sale and loans held for investment, was $39.1 billion, compared to $24.7 billion at June 30, 2005.

Change in Fair Value of MSRs: Effective at the beginning of the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS 156"), and elected the fair value option to subsequently measure our MSRs. Under the fair value option, all changes in the fair value of MSRs are reported in the consolidated statements of income. For the three months ended June 30, 2006, the change in fair value of MSRs was $18.8 million. The change in fair value of MSRs in the second quarter of 2006 includes $10.8 million of gain due to changes in valuation inputs or assumptions, and $29.6 million of other changes in fair value, which primarily includes a $26.3 million reduction in fair value due to servicing runoff.

Amortization and Impairment of MSRs: Amortization and impairment of MSRs includes amortization of MSRs of $12.8 million and a temporary impairment provision of $20.4 million for the three months ended June 30, 2005. Effective at the beginning of the first quarter of 2006, we adopted the SFAS 156 fair value option and did not recognize amortization and impairment of MSRs during the second quarter of 2006.

The following table presents the components of net loan servicing fees (loss) for the three months ended June 30, 2006 and 2005:

                                                         Three Months Ended June 30,
                                                       -------------------------------
                                                            2006            2005
                                                       -------------------------------
     (In thousands)
     Loan servicing fees                                         $ 30,417     $ 16,970
     Amortization and impairment of mortgage servicing rights           -      (33,230)
     Change in fair value of mortgage servicing rights            (18,830)           -
                                                                 --------     --------
          Net loan servicing fees (loss)                         $ 11,587     $(16,260)
                                                                 ========     ========

Other Non-Interest Income

Other non-interest income totaled $2.1 million for the three months ended June 30, 2006 compared to $2.5 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, other non-interest income primarily includes reinsurance premiums earned totaling approximately $1.3 million, rental income of $0.3 million and revenue from title services of $0.2 million. For the three months ended June 30, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $1.5 million, rental income of $0.4 million and revenue from title services of $0.3 million.

Non-Interest Expenses

Our non-interest expenses for the three months ended June 30, 2006 were $171.2 million compared to $141.7 million for the three months ended June 30, 2005, an increase of $29.5 million, or 20.8%. The increase primarily reflects a $31.1 million rise in our Loan Origination segment non-interest expenses to $160.2 million, or 1.07% of total loan originations in the second quarter of 2006, from $129.1 million, or 1.20% of total loan originations in the second quarter of 2005.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the three months ended June 30, 2006 were $103.2 million, compared to $94.9 million for the three months ended June 30, 2005, an increase of $8.3 million, or 8.7%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 7,221 at June 30, 2006 from 6,075 at June 30, 2005.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $68.0 million for the three months ended June 30, 2006, compared to $46.8 million for the three months ended June 30, 2005, an increase of $21.2 million, or 45.2%. The increase in operating expenses in the second quarter of 2006 versus the second quarter of 2005 includes a $10.3 million increase in other non-interest expense and a $5.4 million increase in occupancy and equipment expense. The increase in other non-interest expenses in the second quarter of 2006 versus the second quarter of 2005 was primarily due to a $3.0 million increase in reserves associated with our servicing assets, a $3.0 million increase in lender paid private mortgage insurance and the remainder was primarily associated with our acquisition of Waterfield Financial Corporation in January 2006. The increase in occupancy and equipment expense was due to higher lease obligations and certain fixed asset expenses relating to the increased number of branches in the 2006 period.

We recognized $33.2 million of income tax expense for the three months ended June 30, 2006, compared to a $3.9 million income tax benefit for the three months ended June 30, 2005. The increase in income tax expense in the second quarter of 2006 versus the second quarter of 2005 reflects an increase in income before income taxes relating to our taxable REIT subsidiary ("TRS").

Loan Originations

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the three months ended June 30, 2006 were $14.9 billion compared to $10.8 billion for the three months ended June 30, 2005, a 38.5% increase. Mortgage brokers, through our wholesale loan production offices, accounted for 56% of our loan originations in the three months ended June 30, 2006 compared to 52% of our originations in the three months ended June 30, 2005. Originations conducted through our retail loan production offices and internet call center were 38% of our loan originations in the three months ended June 30, 2006 compared to 48% of our originations in the three months ended June 30, 2005. During the three months ended June 30, 2006, 6% of our loan originations were purchased from correspondents.

Comparison of the Six Months Ended June 30, 2006 and 2005

Overview

Net income for the six months ended June 30, 2006 was $126.8 million compared to $190.9 million for the six months ended June 30, 2005, a decrease of $64.1 million, or 33.6%. Through the third quarter of 2005, we securitized a substantial portion of our mortgage loans held for sale each quarter and had intended for each of these transactions to qualify as a sale under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Our December 2004 securitization ("Q4-04 Securitization") did not qualify as a sale at December 31, 2004 and was accounted for as a financing in accordance with SFAS 140 because we retained a small amount of securities which were benefited by derivative contracts embedded in the securitization trust. These securities were sold during the first quarter of 2005, qualifying the Q4-04 Securitization as a sale at March 31, 2005 in accordance with SFAS 140. Net income for the six months ended June 30, 2005 includes approximately $71.4 million of revenues related to the delay in recognizing the Q4-04 Securitization as a sale into the first quarter of 2005. The decrease in net income was the result of an $82.0 million increase in non-interest expenses, a $53.3 million increase in income tax expense, a $7.0 million decrease in net interest income and a $5.3 million increase in provision for loan losses, partly offset by an $83.5 million increase in non-interest income. The $83.5 million increase in non-interest income consists of a $283.9 million increase in gain on sales of mortgage loans and a $27.3 million increase in net loan servicing fees, partly offset by a $174.3 million decrease in gain on sales of current period securitized mortgage loans, a $53.3 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives and a $0.1 million decrease in other non-interest income in the six months ended June 30, 2006 versus the six months ended June 30, 2005.

Net Interest Income

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005:

(Dollars in thousands)                                              Six Months Ended June 30,
                                         ---------------------------------------------------------------------------
                                                        2006                                 2005
                                         ------------------------------------  -------------------------------------
                                         Average                    Average     Average                    Average
                                         Balance      Interest    Yield/Cost    Balance      Interest    Yield/Cost
                                        -----------   --------    ----------    -----------   --------    ----------
Interest earning assets:
  Mortgage-backed securities, net (1)   $ 9,707,642   $265,591          5.47%   $ 6,331,504   $135,347           4.28%
  Mortgage loans held for sale            7,273,487    229,455          6.31%     5,044,356    146,865           5.82%
  Mortgage loans held for investment      3,979,999    135,763          6.82%             -          -           -
                                        -----------   --------                  -----------   --------
                                         20,961,128    630,809          6.02%    11,375,860    282,212           4.96%
                                        -----------   --------                  -----------   --------

Interest bearing liabilities:
  Warehouse lines of credit (2)           6,425,396    171,213          5.33%     1,623,620     37,543           4.60%
  Commercial paper (3)                    2,537,945     60,798          4.79%     1,520,347     20,818           2.72%
  Reverse repurchase agreements (4)       9,129,085    230,002          5.04%     6,595,756     98,961           2.99%
  Collateralized debt obligations (5)     2,009,414     52,861          5.26%       988,053     16,766           3.37%
  Trust preferred securities                227,680      9,515          8.36%        13,536        482           7.08%
  Notes payable                             338,139      9,638          5.70%       169,816      3,857           4.52%
                                        -----------   --------                  -----------   --------
                                         20,667,659    534,027          5.17%    10,911,128    178,427           3.25%
                                        -----------   --------                  -----------   --------

Net interest income                                   $ 96,782                                $103,785
                                                      ========                                ========
Interest rate spread                                                    0.85%                                    1.71%
                                                                  ==========                              ===========
Net interest margin                                                     0.92%                                    1.84%
                                                                  ==========                              ===========

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.
(2) Includes $2.8 million of net interest expense on interest rate swap agreements for the 2005 period.
(3) Includes $258 thousand of net interest income on interest rate swap agreements for the 2006 period.
(4) Includes $9.4 million and $10.5 million of net interest expense on interest rate swap agreements for the 2006 and 2005 periods, respectively.
(5) Includes $407 thousand of net interest expense on interest rate swap agreements for the 2006 period.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005:

                                           Six Months Ended June 30, 2006
                                                      Compared to
(In thousands)                             Six Months Ended June 30, 2005
                                          ----------------------------------
                                           Average      Average
                                            Rate         Volume       Total
                                          ---------    ---------   ---------
     Mortgage-backed securities, net      $  44,637    $  85,607   $ 130,244
     Mortgage loans held for sale            13,217       69,373      82,590
     Mortgage loans held for investment           -      135,763     135,763
                                          ---------    ---------   ---------
     Interest income                         57,854      290,743     348,597
                                          ---------    ---------   ---------


     Warehouse lines of credit                6,817      126,853     133,670
     Commercial paper                        21,242       18,738      39,980
     Reverse repurchase agreements           83,886       47,155     131,041
     Collateralized debt obligations         12,661       23,434      36,095
     Trust preferred securities                 354        8,679       9,033
     Notes payable                            1,208        4,573       5,781
                                          ---------    ---------   ---------
     Interest expense                       126,168      229,432     355,600
                                          ---------    ---------   ---------

     Net interest income                  $ (68,314)   $  61,311   $  (7,003)
                                          =========    =========   =========

Interest Income: Interest income on mortgage-backed securities for the six months ended June 30, 2006 was $265.6 million, compared to $135.4 million for the six months ended June 30, 2005, a $130.2 million, or 96.2%, increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio and higher interest rates in 2006 versus 2005.

Interest income on our mortgage loans held for sale for the six months ended June 30, 2006 was $229.5 million, compared to $146.9 million for the six months ended June 30, 2005, an increase of $82.6 million, or 56.2%. The increase in interest income on mortgage loans held for sale was primarily the result of an increase in average volume in 2006 versus 2005 due to higher mortgage origination volume, and higher interest rates in 2006 versus 2005.

For the six months ended June 30, 2006, we recognized $135.8 million of interest income on loans held for investment, related to our strategy of holding certain loans in our investment portfolio beginning in June 2005.

Interest Expense: As of June 30, 2006, we have entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and had borrowed funds from eleven of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities and loans held for investment. Total interest expense on reverse repurchase agreements for the six months ended June 30, 2006 was $230.0 million, compared to interest expense for the six months ended June 30, 2005 of $99.0 million, a $131.0 million increase. The increase in reverse repurchase agreements interest expense in 2006 versus 2005 was primarily the result of an increase in average rate due to generally higher short-term interest rates in 2006 versus 2005, and an increase in borrowings used to fund the growth of our mortgage-backed securities and loans held for investment portfolio.

We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the six months ended June 30, 2006 was $171.2 million, compared to interest expense for the six months ended June 30, 2005 of $37.5 million, a $133.7 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in 2006 versus 2005.

In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans. Interest expense on commercial paper for the six months ended June 30, 2006 was $60.8 million, versus $20.8 million for the six months ended June 30, 2005, a $40.0 million increase. The increase in commercial paper interest expense was the result of an increase in average interest rates in 2006 versus 2005 and an increase in average volume. The increase in average volume in 2006 versus 2005 related to higher borrowings used to fund our loan inventory. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

Interest expense on collateralized debt obligations for the six months ended June 30, 2006 was $52.9 million, compared to interest expense for the six months ended June 30, 2005 of $16.8 million, a $36.1 million increase. The increase in collateralized debt obligation interest expense was the result of an increase in average volume and an increase in average interest rates in 2006 versus 2005. The increase in average volume in 2006 versus 2005 related to higher borrowings used to fund our securitizations which were accounted for as financings.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives

Gain on Sales and Securitizations of Mortgage Loans: During the six months ended June 30, 2006, gain on sales and securitizations of mortgage loans in our Loan Origination segment totaled $396.8 million, or 1.45%, of mortgage loans sold or securitized compared to $337.9 million, or 1.63%, of mortgage loans sold or securitized during the six months ended June 30, 2005. The increase primarily reflects a $6.7 billion increase in mortgage loans sold or securitized to $27.4 billion in the first six months of 2006 from $20.7 billion in the first six months of 2005. The 2005 period includes $43.4 million recognized in connection with the Q4-04 Securitization.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the six months ended June 30, 2006 and 2005:

     Gains on Sales and Securitizations of Mortgage Loans
                                                                       Six Months Ended June 30,
                                                                     ----------------------------
                                                                          2006            2005
                                                                     ----------------------------
     (Dollars in thousands)
     Gain on sales of mortgage loans                                 $    396,501    $    112,630
     Gain on sales of current period securitized mortgage loans                 -         174,296
     Gain on sales of free standing derivatives                                 -           5,843
     Unrealized gain on self-originated mortgage-backed securities
     retained in period                                                         -          50,202
     Unrealized gain (loss) on free standing derivatives                      275          (5,080)
                                                                     ------------    ------------
     Total gain on sales and securitizations of mortgage loans       $    396,776    $    337,891
                                                                     ============    ============

     Total mortgage loans sold or securitized                        $ 27,361,709    $ 20,703,986
                                                                     ============    ============

     Total gain on sales and securitizations of mortgage
     loans as a % of total mortgage loans sold or securitized                1.45%           1.63%

Portfolio Gains and Losses: During the six months ended June 30, 2006, portfolio gains and losses in our Mortgage Holdings segment were a portfolio gain of $0.4 million compared to a portfolio gain of $3.0 million during the six months ended June 30, 2005. The decrease in portfolio gains in the first six months of 2006 compared to the first six months of 2005 was the result of a $1.8 million decrease in gain on sales of mortgage-backed securities, and a $0.8 million net decrease in unrealized gain on mortgage-backed securities and free standing derivatives.

The following table presents the components of portfolio gains and losses in our Mortgage Holdings segment during the six months ended June 30, 2006 and 2005:

     Portfolio Gains and Losses
                                                                    Six Months Ended June 30,
                                                                      ---------------------
                                                                        2006        2005
                                                                      ---------------------
     (In thousands)
     (Loss) gain on sales of mortgage-backed securities               $   (897)    $    909

     Unrealized loss on mortgage-backed securities                     (13,597)      (5,429)
     Unrealized gain on free standing derivatives                       14,907        7,514
                                                                      --------     --------
     Net unrealized gain on mortgage-backed securities and free
      standing derivatives                                               1,310        2,085

                                                                      --------     --------

     Total portfolio gain                                             $    413     $  2,994
                                                                      ========     ========

The following table presents the components of gains and losses on sales of mortgage-backed securities and derivatives shown in our consolidated statements of income:

     Components of (Loss) Gain on Sales of Mortgage-backed Securities and Derivatives

                                                                              Six Months Ended June 30,
                                                                               ---------------------
                                                                                   2006       2005
                                                                               ---------------------
     (In thousands)
     (Loss) gain on sales of mortgage-backed securities                        $   (897)    $    909
     Gain on sales of free standing derivatives                                       -        5,843
                                                                               --------     --------
         (Loss) gain on sales of mortgage-backed securities and derivatives    $   (897)    $  6,752
                                                                               ========     ========

The following table presents the components of unrealized gain on mortgage-backed securities and derivatives shown in our consolidated statements of income:

     Components of Unrealized Gain on Mortgage-backed Securities and Derivatives
                                                                Six Months Ended June 30,
                                                              -------------------------------
                                                                   2006           2005
                                                              -------------------------------
     (In thousands)
     Unrealized gain on self-originated mortgage-backed securities
     retained in period                                               $      -     $ 50,202
     Unrealized loss on mortgage-backed securities                     (13,597)      (5,429)
     Unrealized gain on free standing derivatives                       15,182        2,434
                                                                      --------     --------
     Unrealized gain on mortgage-backed securities and derivatives    $  1,585     $ 47,207
                                                                      ========     ========

Net Loan Servicing Fees

Net loan servicing fees were $17.3 million for the six months ended June 30, 2006 compared to a loss of $10.0 million for the six months ended June 30, 2005.

Loan Servicing Fees: Loan servicing fees increased to $54.8 million for the six months ended June 30, 2006 from $28.3 million for the six months ended June 30, 2005, an increase of $26.5 million, or 93.6%. The increase in loan servicing fees in the first six months of 2006 versus the first six months of 2005 was primarily the result of an increase in loans serviced for others. At June 30, 2006, the principal amount of loans serviced for others, including loans held for sale and loans held for investment, was $39.1 billion, compared to $24.7 billion at June 30, 2005.

Change in Fair Value of MSRs: Effective at the beginning of the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS 156"), and elected the fair value option to subsequently measure our MSRs. Under the fair value option, all changes in the fair value of MSRs are reported in the consolidated statements of income. For the six months ended June 30, 2006, the change in fair value of MSRs was $37.5 million. The change in fair value of MSRs in the first six months of 2006 includes $22.1 million of gain due to changes in valuation inputs or assumptions, and $59.6 million of other changes in fair value, which primarily includes a $45.1 million reduction in fair value due to servicing runoff.

Amortization and Impairment of MSRs: Amortization and impairment of MSRs includes amortization of MSRs of $21.3 million and a temporary impairment provision of $17.0 million for the six months ended June 30, 2005. Effective at the beginning of the first quarter of 2006, we adopted the SFAS 156 fair value option and did not recognize amortization and impairment of MSRs during the first six months of 2006.

The following table presents the components of net loan servicing fees (loss) for the six months ended June 30, 2006 and 2005:

                                                                Six Months Ended June 30,
                                                                 ---------------------
                                                                    2006        2005
                                                                 ---------------------
     (In thousands)
     Loan servicing fees                                         $ 54,750     $ 28,282
     Amortization and impairment of mortgage servicing rights           -      (38,312)
     Change in fair value of mortgage servicing rights            (37,451)           -
                                                                 --------     --------
          Net loan servicing fees (loss)                         $ 17,299     $(10,030)
                                                                 ========     ========

Other Non-Interest Income

Other non-interest income totaled $3.9 million for the six months ended June 30, 2006 compared to $4.0 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, other non-interest income primarily includes reinsurance premiums earned totaling approximately $2.0 million, rental income of $0.6 million, other fee income of $0.4 million and revenue from title services of $0.3 million. For the six months ended June 30, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $2.4 million, rental income of $0.8 million and revenue from title services of $0.5 million.

Non-Interest Expenses

Our non-interest expenses for the six months ended June 30, 2006 were $333.6 million compared to $251.6 million for the six months ended June 30, 2005, an increase of $82.0 million, or 32.6%. The increase primarily reflects a $70.9 million rise in our Loan Origination segment non-interest expenses to $300.7 million, or 1.07% of total loan originations in the first six months of 2006, from $229.8 million, or 1.27% of total loan originations in the first six months of 2005.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the six months ended June 30, 2006 were $202.4 million, compared to $163.3 million for the six months ended June 30, 2005, an increase of $39.1 million, or 23.9%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 7,221 at June 30, 2006 from 6,075 at June 30, 2005.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $131.2 million for the six months ended June 30, 2006, compared to $88.3 million for the six months ended June 30, 2005, an increase of $42.9 million, or 48.6%. The increase in operating expenses in the first six months of 2006 versus the first six months of 2005 includes a $19.4 million increase in other non-interest expense and a $10.7 million increase in occupancy and equipment expense. The increase in other non-interest expenses in the first six months of 2006 versus the first six months of 2005 was primarily due to an $8.0 million increase in reserves associated with our servicing assets, a $4.1 million increase in lender paid private mortgage insurance and the remainder was primarily associated with our acquisition of Waterfield Financial Corporation in January 2006. The increase in occupancy and equipment expense was due to higher lease obligations and certain fixed asset expenses relating to the increased number of branches in the 2006 period.

We recognized $49.4 million of income tax expense for the six months ended June 30, 2006, compared to a $3.9 million income tax benefit for the six months ended June 30, 2005. The increase in income tax expense in the first six months of 2006 versus the first six months of 2005 reflects an increase in income before income taxes relating to our taxable REIT subsidiary ("TRS").

Loan Originations

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the six months ended June 30, 2006 were $28.1 billion compared to $18.0 billion for the six months ended June 30, 2005, an 55.8% increase. Mortgage brokers, through our wholesale loan production offices, accounted for 55% of our loan originations in the six months ended June 30, 2006 compared to 51% of our originations in the six months ended June 30, 2005. Originations conducted through our retail loan production offices and internet call center were 39% of our loan originations in the six months ended June 30, 2006 compared to 49% of our originations in the six months ended June 30, 2005. During the six months ended June 30, 2006, 6% of our loan originations were purchased from correspondents.

Liquidity and Capital Resources

As of June 30, 2006, we had arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and had borrowed funds from eleven of these counterparties. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of June 30, 2006, we had $8.9 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 5.29% before the impact of interest rate swaps and a weighted-average remaining maturity of six months.

To originate a mortgage loan, we draw against either a $3.3 billion SLN commercial paper program, a $2.0 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a facility of $2.0 billion with Bear Stearns, a $1.0 billion bank syndicated facility led by Bank of America, N.A. (which includes a $350 million term loan facility which we use to finance our MSRs), a facility of $750 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $125 million with J.P. Morgan Chase, a $450 million facility with IXIS Real Estate Capital, Inc. (formerly CDC Mortgage Capital Inc.) ("IXIS"), an early purchase program facility with Countrywide Home Loans, Inc. ("Countrywide") and a $1.4 billion syndicated facility led by Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. In addition, we have gestation facilities with Greenwich Capital Financial Products, Inc. ("Greenwich") and Deutsche Bank ("Deutsche"). These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of our liabilities to our tangible net worth. At August 4, 2006, the aggregate outstanding balance under the commercial paper program was $2.6 billion, the aggregate outstanding balance under the warehouse facilities was $3.6 billion, the aggregate outstanding balance in drafts payable was $18.3 million and the aggregate maximum amount available for additional borrowings was $4.6 billion.

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

As of June 30, 2006, our aggregate warehouse facility borrowings were $1.5 billion (including $29.7 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $12.3 million, compared to $3.5 billion in aggregate warehouse facility borrowings

(including $21.6 million of borrowings under a working capital sub-limit) and outstanding drafts payable of $20.8 million as of December 31, 2005. As of June 30, 2006, our loans held for investment were $5.3 billion and our loans held for sale were $1.2 billion compared to loans held for investment of $3.5 billion and loans held for sale of $2.2 billion as of December 31, 2005.

In addition to the warehouse facilities, we have purchase and sale agreements with UBS, Greenwich, Deutsche and Countrywide. These agreements allow us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Aggregate amounts sold and being held under these agreements as of June 30, 2006 and December 31, 2005 were $4.5 billion and $3.2 billion, respectively. Aggregate amounts so held under these agreements at August 4, 2006 were $1.6 billion. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

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

We also have a $350.0 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on August 11, 2006, but we have an option to extend the term for twelve additional months at a higher interest rate. We expect to renew the term loan facility at similar or better terms prior to the expiration date. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At June 30, 2006 and December 31, 2005, borrowings under our term loan facility were $221.3 million and $206.2 million, respectively.

Cash and cash equivalents decreased to $304.3 million as of June 30, 2006 from $575.7 million as of December 31, 2005.

Our primary sources of cash and cash equivalents during the six months ended June 30, 2006 were as follows:

      o $27.4 billion of proceeds from principal received from sales of mortgage loans held for sale;

      o     $2.7 billion increase in collateralized debt obligations;

      o $1.9 billion of principal proceeds from sales of mortgage-backed securities; and

      o     $1.1 billion of principal repayments of mortgage-backed securities.

Our primary uses of cash and cash equivalents during the six months ended June 30, 2006 were as follows:

      o     $28.1 billion of origination of mortgage loans;

      o     $2.0 billion decrease in warehouse lines of credit, net;

      o     $1.9 billion of purchases of mortgage-backed securities; and

      o     $866.4 million decrease in reverse repurchase agreements, net.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at June 30, 2006:

                                                 Less than 1
                                     Total           Year     1 - 3 Years    3 - 5 Years    After 5 Years
                                  ----------------------------------------------------------------------------------
(In thousands)
Warehouse liabilities              $1,476,958    $1,476,958    $        -      $      -      $      -
Commercial paper                      888,476       888,476             -             -             -
Reverse repurchase agreements       8,939,786     6,635,017     2,304,769             -             -
Collateralized debt obligations     3,724,878       429,966     2,244,820       839,022       211,070
Trust preferred securities            252,780             -             -             -       252,780
Notes payable                         337,700       225,802        44,800        43,471        23,627
Operating leases                      135,562        37,929        55,357        30,605        11,671

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

The Company enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure when financing its ARM loans and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. The Company's ARM loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a swap agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These swap agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the swap agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities. The Company's duration gap was approximately one month on June 30, 2006.

The following tables summarize the Company's interest rate sensitive instruments as of June 30, 2006 and December 31, 2005:

                                                   June 30, 2006
                                           --------------------------
                                             Carrying     Estimated
                                              Amount      Fair Value
                                           ------------  ------------

Assets:
Mortgage-backed securities                 $ 9,299,224    $ 9,299,224
Derivative assets (1)                          139,397        192,948
Mortgage loans held for sale, net            1,243,702      1,252,099
Mortgage loans held for investment, net      5,337,138      5,414,804
Mortgage servicing rights                      434,173        434,173

Liabilities:
Reverse repurchase agreements              $ 8,939,786    $ 8,938,826
Collateralized debt obligations              3,724,878      3,725,364
Derivative liabilities                           3,280          3,280

                                                December 31, 2005
                                           --------------------------
                                             Carrying     Estimated
                                              Amount      Fair Value
                                           ------------  ------------

Assets:
Mortgage-backed securities                 $10,602,104    $10,602,104
Derivative assets (1)                           44,594         96,176
Mortgage loans held for sale, net            2,208,749      2,224,234
Mortgage loans held for investment, net      3,479,721      3,529,844
Mortgage servicing rights                      319,671        320,827

Liabilities:
Reverse repurchase agreements              $ 9,806,144    $ 9,805,640
Collateralized debt obligations              1,057,906      1,057,906
Derivative liabilities                          16,773         16,773

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

Changes in fair value that are stated in the table below are derived based upon assuming immediate and equal changes to market interest rates of various maturities. The base or current interest rate curve is adjusted by the levels shown below:


                                                                                  June 30, 2006
                                                                   --------------------------------------------
                                                                     -100        -50          +50        +100
                                                                     Basis       Basis       Basis      Basis
(In thousands)                                                      Points      Points      Points     Points
                                                                   --------    --------    --------    --------
Changes in fair value of mortgage-backed securities, net of the
   related financing and hedges                                    $(22,864)   $ (2,514)   $(12,216)   $(35,057)

Changes in fair value of mortgage loans held for sale and
   interest rate lock commitments, net of the related financing
   and hedges                                                       (24,108)     (9,610)     (3,226)    (11,377)

Changes in fair value of mortgage loans held for investment, net
   of the related financing and hedges                                4,177       2,357      (4,227)    (10,656)

Changes in fair value of mortgage servicing rights, net of the
   related financing                                                (36,581)    (14,411)      6,217       9,477

                                                                   --------    --------    --------    --------
Net change                                                         $(79,376)   $(24,178)   $(13,452)   $(47,613)
                                                                   ========    ========    ========    ========


                                     ITEM 4.

                             CONTROLS AND PROCEDURES

Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this quarterly report. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of 2006.

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

Columbia National, Incorporated

As previously reported in our periodic reports filed with the SEC, in June 2002, the Company acquired Columbia National, Incorporated, a Maryland corporation ("Columbia"), which is currently a subsidiary of the Company, and which changed its name in July 2004 to "American Home Mortgage Servicing, Inc." Prior to the Company's acquisition of Columbia, Columbia discovered fraudulent loan activity at its Bensalem, Pennsylvania, office and notified the U.S. Department of Housing and Urban Development ("HUD"). HUD then instituted an investigation into the loan originations of the Bensalem office. Shortly thereafter, several years before Columbia was acquired by the Company, Columbia closed the Bensalem office and terminated the employees involved in the alleged fraudulent activity. In 2000, Columbia settled with HUD, paying a fine to HUD in the amount of $24,000 and agreeing to indemnify HUD for certain losses. Columbia, as loan servicer for institutional investors, subsequently made FHA insurance claims with respect to approximately 60 loans that were originated by the Bensalem office between 1997 and 1999. The federal government had sought to recover insurance proceeds paid in connection with certain of those claims, along with applicable fines and penalties. In May 2006, the Company paid $845,000 to settle this claim. In the settlement agreement, the Company specifically denied that it had knowledge of any wrongdoing that was alleged to have occurred at Columbia's Bensalem, Pennsylvania office prior to the Company's acquisition of Columbia.

                                    ITEM 1A.

                                  RISK FACTORS

There have been no material changes during the quarter ended June 30, 2006 to the risk factors previously disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

                                     ITEM 2.

           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2006, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

                                     ITEM 3.

                         DEFAULTS UPON SENIOR SECURITIES

                                      None.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2006 Annual Meeting of Stockholders held on June 20, 2006, the following actions were voted upon by the Company's common stockholders of record as of May 16, 2006 (on which date there were 50,059,235 shares of the Company's common stock issued and outstanding), which are described in greater detail in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on May 1, 2006:

     Proposal                 Votes For         Votes Against           Votes
                                                                      Abstained
     --------                 ---------         -------------         ---------

To elect each of C. Cathleen
Raffaeli and Kristian R.
Salovaara to the Board of
Directors of the Company, each,
to serve as a Class I director
for a term of approximately
three years expiring at the
2009 Annual Meeting of
Stockholders, and in each case
until their respective
successors are duly
elected and qualify.

  C. Cathleen Raffaeli         46,922,128               --          161,733
  Kristian R. Salovaara        46,915,799               --          168,062

To ratify Deloitte & Touche LLP
as the Company's independent
auditors for the year ending
December 31, 2006.             46,803,371           248,196          32,292

Each of the above proposals was approved by the Company's stockholders.

                                     ITEM 5.

                                OTHER INFORMATION

                                      None.

                                     ITEM 6.

                                    EXHIBITS

    The following exhibits are filed with this Quarterly Report on Form 10-Q:

            Exhibit No.                          Description
            -----------                          -----------
            10.1         -- Whole Loan Purchase and Sale Agreement, dated as of
                            June 26, 2006, by and among American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc., Aspen Funding Corp., Gemini Securitization Corp., LLC and Newport Funding Corp.

            10.1.2       -- Whole Loan Custodial Agreement, dated as of June 26,
                            2006, by and among American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc., Aspen Funding Corp., Gemini Securitization Corp., LLC, Newport Funding Corp. and Deutsche Bank National Trust Company.

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

                                    AMERICAN HOME MORTGAGE INVESTMENT CORP.

                                    (Registrant)

Date:    August 9, 2006             By:  /s/ Michael Strauss
                                      ------------------------------------
                                       Michael Strauss
                                       Chairman, Chief Executive Officer
                                       and President


Date:    August 9, 2006             By:  /s/ Stephen A. Hozie
                                       -----------------------------------
                                       Stephen A. Hozie
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                               INDEX TO EXHIBITS


  Exhibit No.                          Description
  -----------                          -----------
  10.1         -- Whole Loan Purchase and Sale Agreement, dated as of
                  June 26, 2006, by and among American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc., Aspen Funding Corp., Gemini Securitization Corp., LLC and Newport Funding Corp.

  10.1.2       -- Whole Loan Custodial Agreement, dated as of June 26,
                  2006, by and among American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc., Aspen Funding Corp., Gemini Securitization Corp., LLC, Newport Funding Corp. and Deutsche Bank National Trust Company.

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