Form 10-Q
period 2006-09-30
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2006-11-09
CIK 1256536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.
                               ------------------

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

 Large Accelerated Filer [X]   Accelerated Filer [_]   Non-Accelerated Filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

As of November 3, 2006, there were 50,192,257 shares of the registrant's common stock, par value $0.01 per share, outstanding.

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                          PART I-FINANCIAL INFORMATION

                                                                            Page

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of September 30, 2006 and
              December 31, 2005................................................1

           Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 2006 and 2005..........................2

           Consolidated Statements of Stockholders' Equity  for the
             Nine Months Ended September 30, 2006 and 2005.....................3

           Consolidated Statements of Cash Flows for the Three and Nine
             Months Ended September 30, 2006 and 2005..........................4

           Notes to Consolidated Financial Statements..........................5

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................32

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........57

Item 4.    Controls and Procedures............................................59

                            PART II-OTHER INFORMATION

Item 1.    Legal Proceedings..................................................60

Item 1A.   Risk Factors.......................................................60

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........60

Item 3.    Defaults Upon Senior Securities....................................60

Item 4.    Submission of Matters to a Vote of Security Holders................60

Item 5.    Other Information..................................................60

Item 6.    Exhibits...........................................................61

SIGNATURES

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                         September 30,    December 31,
                                                                             2006            2005
                                                                         -------------    ------------
                                                                          (Unaudited)
Assets:
  Cash and cash equivalents                                              $     298,079    $    575,650
  Accounts receivable and servicing advances                                   350,965         329,132
  Mortgage-backed securities (including securities pledged
     of $7,424,977 as of September 30, 2006 and
     $10,063,621 as of December 31, 2005)                                    8,957,373      10,602,104
  Mortgage loans held for sale, net                                          1,365,595       2,208,749
  Mortgage loans held for investment, net of allowance of
     $10,903 as of September 30, 2006 and $2,142 as of
     December 31, 2005                                                       5,797,801       3,479,721
  Derivative assets                                                             26,323          44,594
  Mortgage servicing rights                                                    460,913         319,671
  Premises and equipment, net                                                   82,288          68,782
  Goodwill                                                                     111,890          99,527
  Other assets                                                                  53,100          26,815
                                                                         -------------    ------------
      Total assets                                                       $  17,504,327    $ 17,754,745
                                                                         =============    ============

Liabilities and Stockholders' Equity:
Liabilities:
  Warehouse lines of credit                                              $   1,890,034    $  3,474,191
  Drafts payable                                                                 8,749          20,754
  Commercial paper                                                           1,283,858       1,079,179
  Reverse repurchase agreements                                              7,232,503       9,806,144
  Collateralized debt obligations                                            3,484,873       1,057,906
  Payable for securities purchased                                           1,221,105         261,539
  Derivative liabilities                                                        40,170          16,773
  Trust preferred securities                                                   282,340         203,688
  Accrued expenses and other liabilities                                       383,585         277,476
  Notes payable                                                                317,161         319,309
  Income taxes payable                                                          95,808          30,770
                                                                         -------------    ------------
    Total liabilities                                                       16,240,186      16,547,729
                                                                         -------------    ------------
Commitments and contingencies                                                        -               -

Stockholders' Equity:
  Preferred Stock, par value $0.01 per share, 10,000,000
     shares authorized:
     9.75% Series A Cumulative Redeemable, 2,150,000 shares
     issued and outstanding as of September 30, 2006 and
     December 31, 2005, respectively                                            50,857          50,857
     9.25% Series B Cumulative Redeemable, 3,450,000 shares
     issued and outstanding as of September 30, 2006 and
     December 31, 2005, respectively                                            83,183          83,183
  Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 50,182,257 and 49,639,646 shares issued
     and outstanding as of September 30, 2006 and
     December 31, 2005, respectively                                               502             496
  Additional paid-in capital                                                   962,903         947,512
  Retained earnings                                                            245,473         203,778
  Accumulated other comprehensive loss                                         (78,777)        (78,810)
                                                                         -------------    ------------
    Total stockholders' equity                                               1,264,141       1,207,016
                                                                         -------------    ------------
      Total liabilities and stockholders' equity                         $  17,504,327    $ 17,754,745
                                                                         =============    ============

See notes to consolidated financial statements (unaudited).

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    (In thousands, except per share amounts)


                                                         Three Months Ended       Nine Months Ended
                                                            September 30,            September 30,
                                                      -----------------------   ----------------------
                                                         2006         2005         2006         2005
                                                      ---------    ---------    ---------    ---------

Net interest income:
     Interest income                                  $ 332,875    $ 180,038    $ 963,684    $ 462,250
     Interest expense                                  (289,878)    (133,169)    (823,905)    (311,596)
                                                      ---------    ---------    ---------    ---------
          Total net interest income                      42,997       46,869      139,779      150,654
                                                      ---------    ---------    ---------    ---------
     Provision for loan losses                           (5,365)           -      (10,655)           -
                                                      ---------    ---------    ---------    ---------
          Total net interest income after provision
            for loan losses                              37,632       46,869      129,124      150,654
                                                      ---------    ---------    ---------    ---------

Non-interest income:
     Gain on sales of mortgage loans                    210,621      123,658      607,122      236,288
     Gain on sales of current period securitized
       mortgage loans                                         -       19,960            -      194,256
     Gain on sales of mortgage-backed securities
       and derivatives                                    9,849        6,116        8,952       12,868
     Unrealized gain (loss) on mortgage-backed
       securities and derivatives                         1,050      (10,965)       2,635       36,242

     Loan servicing fees                                 43,379       21,099       98,129       49,381
     Amortization and impairment of mortgage
       servicing rights                                       -       (3,478)           -      (41,790)
     Change in fair value of mortgage servicing
       rights:
       Due to realization of cash flows                 (28,839)           -      (73,880)           -
       Due to changes in valuation assumptions, net
         of hedge gain (loss)                           (16,799)           -       (9,209)           -
                                                      ---------    ---------    ---------    ---------
          Net loan servicing (loss) fees                 (2,259)      17,621       15,040        7,591
                                                      ---------    ---------    ---------    ---------

     Other non-interest income                            2,018        1,585        5,912        5,594
                                                      ---------    ---------    ---------    ---------
          Total non-interest income                     221,279      157,975      639,661      492,839
                                                      ---------    ---------    ---------    ---------

Non-interest expenses:
     Salaries, commissions and benefits, net            105,676      101,378      308,100      264,712
     Occupancy and equipment                             19,228       15,328       56,961       42,396
     Data processing and communications                   5,700        6,479       19,559       18,386
     Office supplies and expenses                         5,346        5,024       14,823       15,110
     Marketing and promotion                              4,868        5,104       17,051       14,360
     Travel and entertainment                             7,798        4,670       22,344       14,025
     Professional fees                                    6,076        3,744       16,420       10,646
     Other                                               16,588        7,360       49,662       21,072
                                                      ---------    ---------    ---------    ---------
          Total non-interest expenses                   171,280      149,087      504,920      400,707
                                                      ---------    ---------    ---------    ---------

Net income before income tax expense (benefit)           87,631       55,757      263,865      242,786

Income tax expense (benefit)                             15,611        2,549       65,035       (1,302)
                                                      ---------    ---------    ---------    ---------

Net income                                            $  72,020    $  53,208    $ 198,830    $ 244,088
                                                      =========    =========    =========    =========

Dividends on preferred stock                              3,305        3,304        9,914        9,913

                                                      ---------    ---------    ---------    ---------
Net income available to common shareholders           $  68,715    $  49,904    $ 188,916    $ 234,175
                                                      =========    =========    =========    =========

     Per share data:
       Basic                                          $    1.37    $    1.10    $    3.78    $    5.58
       Diluted                                        $    1.36    $    1.09    $    3.75    $    5.51

       Weighted average number of shares - basic         50,148       45,174       49,975       41,973
       Weighted average number of shares - diluted       50,553       45,669       50,363       42,471

See notes to consolidated financial statements (unaudited).

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                 (In thousands)

                                                                                           Accumulated
                                                                 Additional                   Other            Total
                                            Preferred   Common    Paid-in     Retained    Comprehensive    Stockholders'
                                              Stock     Stock     Capital     Earnings        Loss            Equity
                                            ---------   ------   ----------   --------    -------------    -------------

Balance at January 1, 2005                  $ 134,040   $  403   $  631,530   $ 99,628    $     (39,339)   $     826,262
                                            ---------   ------   ----------   --------    -------------    -------------
Comprehensive income:
  Net income                                        -        -            -    244,088                -          244,088
  Net change in unrealized loss on
    mortgage-backed securities
    available for sale                              -        -            -          -          (33,452)         (33,452)
  Net change in unrealized gain on
   cash flow hedges, net of
   amortization                                     -        -            -          -           21,700           21,700
                                                                                                           -------------
Comprehensive income                                                                                             232,336
  Issuance of common stock - offering               -       90      304,033          -                -          304,123
  Issuance of common stock - earnouts               -        2        5,990          -                -            5,992
  Issuance of common stock - 1999
   Omnibus
    Stock Incentive Plan                            -        1        1,914          -                -            1,915
  Tax benefit for stock options
   exercised                                        -        -        2,638          -                -            2,638
  Dividends declared on Series A
   Preferred Stock                                  -        -            -     (3,930)               -           (3,930)
  Dividends declared on Series B
   Preferred Stock                                  -        -            -     (5,983)               -           (5,983)
  Dividends declared on Common Stock                -        -            -    (98,247)               -          (98,247)

                                            ---------   ------   ----------   --------    -------------    -------------
Balance at September 30, 2005               $ 134,040   $  496   $  946,105   $235,556    $     (51,091)   $   1,265,106
                                            =========   ======   ==========   ========    =============    =============

Balance at January 1, 2006                  $ 134,040   $  496   $  947,512   $203,778    $     (78,810)   $   1,207,016
                                            ---------   ------   ----------   --------    -------------    -------------

Comprehensive income:
  Net income                                        -        -            -    198,830                -          198,830
  Net change in unrealized loss on
    mortgage-backed securities
    available for sale                              -        -            -          -           (4,740)          (4,740)
  Net change in unrealized gain on
   cash flow hedges,
   net of amortization                              -        -            -          -            4,773            4,773
                                                                                                           -------------
Comprehensive income                                                                                             198,863
  Cumulative effect adjustment as of
    beginning of year                               -        -            -     (2,917)               -           (2,917)
  Issuance of common stock - earnouts               -        3        9,851          -                -            9,854
  Issuance of common stock - 1999
   Omnibus Stock Incentive Plan                     -        3        3,190          -                -            3,193
  Stock-based employee compensation
   expense                                          -        -          820          -                -              820
  Tax benefit for stock options exercised           -        -        1,530          -                -            1,530
  Dividends declared on Series A
   Preferred Stock                                  -        -            -     (3,931)               -           (3,931)
  Dividends declared on Series B
   Preferred Stock                                  -        -            -     (5,983)               -           (5,983)
  Dividends declared on Common Stock                -        -            -   (144,304)               -         (144,304)
                                            ---------   ------   ----------   --------    -------------    -------------
Balance at September 30, 2006               $ 134,040   $  502   $  962,903   $245,473    $     (78,777)   $   1,264,141
                                            =========   ======   ==========   ========    =============    =============

See notes to consolidated financial statements (unaudited).

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                            ----------------------------    ----------------------------
                                                2006            2005            2006            2005
                                            ------------    ------------    ------------    ------------

Cash flows from operating activities:
Net income                                  $     72,020    $     53,208    $    198,830    $    244,088
Adjustments to reconcile net income to
  net cash (used in) provided by
  operating activities:
Depreciation and amortization                      4,275           3,098          13,242           8,276
Provision for loan losses                          5,365               -          10,655               -
Change in fair value of mortgage
 servicing rights                                 52,753               -          90,204               -
Amortization and impairment of
 mortgage servicing rights                             -           3,478               -          41,790
Accretion and amortization of mortgage-
 backed securities, net                            4,696          (2,571)          9,033             853
Deferred cash flow hedge gain, net of
 amortization                                      5,509           1,689          19,927          20,479
(Gain) loss on sales of mortgage-
 backed securities and derivatives                (4,735)          2,819          (4,735)          6,602
Unrealized (gain) loss on mortgage-
 backed securities                                (1,588)         74,595          16,093         121,065
Unrealized loss (gain) on free
 standing derivatives                             20,629         (31,137)         14,826         (45,546)
Increase (decrease) in forward delivery
 contracts                                        42,315         (12,820)         12,238          (8,485)
Capitalized mortgage servicing rights
 on securitized loans                                  -         (27,536)              -        (169,876)
Capitalized mortgage servicing rights
 on sold loans                                   (79,493)        (14,762)       (230,290)        (21,136)
(Increase) decrease in interest rate
 lock commitments                                 (5,069)         14,501          (2,385)          8,447
(Increase) decrease in mortgage loan
 basis adjustments                               (10,125)        (12,649)         (7,550)          7,721
Excess tax benefits from share-based
 payment arrangements                               (332)              -          (1,530)              -
Other                                               (569)          1,469          (1,400)            491
(Increase) decrease in operating assets:
        Accounts receivable                        2,740        (218,519)         (3,937)       (219,968)
        Servicing advances                       (11,461)           (382)        (15,894)          1,210
        Income taxes receivable                        -               -               -          25,797
        Other assets                             (18,648)        (10,512)        (23,681)           (448)
Increase in operating liabilities:
        Accrued expenses and other
         liabilities                              25,988          53,657          86,887          73,820
        Income taxes payable                      15,611           8,557          62,495           1,968
Origination of mortgage loans held
 for sale                                    (14,664,704)    (12,394,139)    (41,239,157)    (30,296,568)
Principal received from sales of
 mortgage loans held for sale                 14,241,440       9,448,293      41,627,935      16,986,607
Proceeds from securitizations of
 mortgage loans held for sale                          -       2,993,315               -      16,185,841
Additions to mortgage-backed securities
 and derivatives                                       -      (1,191,209)              -      (4,497,990)
Principal proceeds from sales of self-
 originated mortgage-backed securities                 -               -       1,908,882       1,104,227
Cash received from residual assets in
 securitizations                                  16,785          35,431          65,085          75,526
Principal repayments of mortgage-backed
 securities                                       35,677         274,035         190,007         554,610
                                            ------------    ------------    ------------    ------------
        Net cash (used in) provided by
         operating activities                   (250,921)       (948,091)      2,795,780         209,401
                                            ------------    ------------    ------------    ------------
Cash flows from investing activities:
Purchases of premises and equipment               (6,267)         (5,831)        (26,748)        (20,874)
Origination of mortgage loans held for
 investment                                     (599,384)     (1,301,364)     (2,129,722)     (1,435,121)
Proceeds from repayments of mortgage
 loans held for investment                       446,199           5,108         824,147           5,108
Purchases of mortgage-backed securities       (1,666,650)     (2,417,565)     (3,517,111)     (3,351,494)
Principal proceeds from sales of
 purchased mortgage-backed securities          1,503,760         518,517       1,503,760       1,673,468
Principal repayments of purchased
 mortgage-backed securities                      529,441         414,667       1,468,977       1,144,387
Net increase in investment in Federal
 Home Loan Bank stock, at cost                       (54)              -            (162)              -
Acquisition of business                                -               -        (550,077)              -
                                            ------------    ------------    ------------    ------------
        Net cash provided by (used in)
         investing activities                    207,045      (2,786,468)     (2,426,936)     (1,984,526)
                                            ------------    ------------    ------------    ------------
Cash flows from financing activities:
Increase (decrease) in warehouse lines
 of credit, net                                  413,076       1,499,457      (1,584,157)      1,429,371
(Decrease) increase in reverse
  repurchase agreements, net                  (1,707,283)      1,703,949      (2,573,641)        970,411
(Decrease) increase in collateralized
 debt obligations                               (240,005)              -       2,426,967      (2,022,218)
Increase in payable for securities
 purchased                                     1,221,105         554,717         959,566         554,717
Increase in commercial paper, net                395,382          42,612         204,679         804,506
Decrease in drafts payable, net                   (3,600)         (7,775)        (12,005)         (7,437)
Increase in trust preferred securities            29,560          48,550          78,652          96,964
(Decrease) increase in notes payable, net        (20,539)         49,706          (2,148)        170,005
Proceeds from issuance of Common Stock             1,068         304,522           2,847         305,420
Excess tax benefits from share-based
 payment arrangements                                332               -           1,530               -
Dividends paid                                   (51,409)        (34,130)       (148,705)        (95,011)
                                            ------------    ------------    ------------    ------------
        Net cash provided by (used in)
         financing activities                     37,687       4,161,608        (646,415)      2,206,728
                                            ------------    ------------    ------------    ------------
Net (decrease) increase  in cash and
 cash equivalents                                 (6,189)        427,049        (277,571)        431,603
Cash and cash equivalents, beginning
 of period                                       304,268         197,375         575,650         192,821
                                            ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period    $    298,079    $    624,424    $    298,079    $    624,424
                                            ============    ============    ============    ============
Supplemental disclosure of cash flow
 information:
Interest paid                               $    264,303    $    111,172    $    786,400    $    311,969
Income taxes paid                                      2             118           2,540             906
Supplemental disclosure of non-cash
 investing information:
Net transfer of loans held for sale to
 loans held for investment                  $    307,431    $          -    $  1,006,950    $          -

See notes to consolidated financial statements (unaudited).

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American Home Mortgage Investment Corp. ("AHM Investment") is a mortgage REIT focused on earning net interest income from mortgage loans and securities, and, through its taxable subsidiaries, on earning income from originating and selling mortgage loans and servicing mortgage loans for institutional investors. Mortgages are originated through a network of loan origination offices and mortgage brokers or are purchased from correspondents, and are serviced at the Company's Irving, Texas servicing center. As used herein, references to the "Company," "American Home," "we," "our" and "us" refer to AHM Investment collectively with its subsidiaries.

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

Commercial Paper - The Company maintains a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes ("SLNs") to finance certain portions of the Company's mortgage loans held for sale and mortgage loans held for investment. The commercial paper may be secured by the Company's mortgage loans held for sale, mortgage loans held for investment, mortgage-backed securities or cash and bears interest at prevailing money market rates approximating LIBOR. Commercial paper is accounted for as a borrowing and recorded as a liability on the consolidated balance sheet.

Trust Preferred Securities - The Company has formed wholly owned statutory business trusts ("Trusts") for the purpose of issuing trust preferred securities. The Company does not consolidate its Trusts, which results in a liability to the Trusts, which is recorded in trust preferred securities on the consolidated balance sheet. The securities begin to mature in 2035 and bear interest at rates ranging from LIBOR +240 basis points to LIBOR +300 basis points.

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

Total Return Swaps Used to Economically Hedge MSRs. The Company uses agency trust principal only total return swaps to economically hedge its MSRs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

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

Stock Option Plans - In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the "Plan"). Prior to January 1, 2006, the Company accounted for the Plan using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148"), had been applied. Prior to January 1, 2006, in accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company's net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the three and nine months ended September 30, 2005, the Company's consolidated net income and earnings per share would have been reduced to the pro-forma amounts presented in the following table:

                                          Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                                2005                 2005
                                          ------------------    -----------------
(In thousands, except per share data)
Net income available to common
   shareholders - as reported             $           49,904    $         234,175

Less: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related effects                                  (268)                (953)
                                          ------------------    -----------------

Net income available to common
   shareholders - pro forma               $           49,636    $         233,222
                                          ==================    =================

Earnings per share:
    Basic - as reported                   $             1.10    $            5.58
    Basic - pro forma                     $             1.10    $            5.56

    Diluted - as reported                 $             1.09    $            5.51
    Diluted - pro forma                   $             1.09    $            5.49


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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, compensation cost in the nine months ended September 30, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue authorized but unissued shares of common stock to satisfy stock option exercises.

During the nine months ended September 30, 2006, the Company's adoption of SFAS No. 123R decreased income before income taxes by $820 thousand, decreased net income by $655 thousand and decreased basic and diluted net income per share by $0.01 per share. The income tax benefit recognized in income for the nine months ended September 30, 2006 for stock options was $165 thousand. The expense, before income tax effect, is included in salaries, commissions and benefits expense.

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

Recently Issued Accounting Standards - In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the potential impact of FIN 48 on its consolidated financial statements.

On September 13, 2006, the SEC issued SAB No. 108 on quantifying financial statement misstatements. In summary, SAB No. 108 was issued to address the diversity in practice of evaluating and quantifying financial statement misstatements and the related accumulation of such misstatements. SAB No. 108 states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a potential misstatement and contains guidance for correcting errors under this dual perspective. SAB No. 108 is effective for the Company's financial statements beginning January 1, 2007. The Company does not expect that the adoption of SAB No. 108 will have a significant impact on its consolidated financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which provides for enhanced guidance for using the fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of analyzing the implications of SFAS No. 157 on its consolidated financial statements.

NOTE 2 - MORTGAGE-BACKED SECURITIES

The following tables present the Company's mortgage-backed securities available for sale as of September 30, 2006 and December 31, 2005:

                                                         September 30, 2006
                                -----------------------------------------------------------------
                                                Gross Unrealized   Gross Unrealized
                                Adjusted Cost        Gains                   Losses    Fair Value
                                -------------   ----------------   ----------------    ----------
(In thousands)

Agency securities               $     110,732   $              -   $         (4,247)   $  106,485

Privately issued:
   Rated                            8,037,091              1,215            (52,462)    7,985,844
   Unrated                              5,539                153                  -         5,692
                                -------------   ----------------    ----------------    ----------
Securities available for sale   $   8,153,362   $          1,368   $        (56,709)   $8,098,021
                                =============   ================   ================    ==========


                                                         December 31, 2005
                                -----------------------------------------------------------------
                                                Gross Unrealized   Gross Unrealized
                                Adjusted Cost        Gains                   Losses    Fair Value
                                -------------   ----------------   ----------------    ----------
(In thousands)

Agency securities               $     135,545   $              -   $         (5,225)   $  130,320

Privately issued:
   Rated                            7,282,916              4,562            (49,963)    7,237,515
   Unrated                              7,176                 25                  -         7,201
                                -------------   ----------------    ----------------    ----------
Securities available for sale   $   7,425,637   $          4,587   $        (55,188)   $7,375,036
                                =============   ================   ================    ==========

The following tables present the Company's mortgage-backed securities available for sale in an unrealized loss position as of September 30, 2006 and December 31, 2005:

                                                                September 30, 2006
                                -------------------------------------------------------------------------------
                                   Less Than 12 Months          12 Months or More                Total
                                -------------------------    -----------------------    -----------------------
                                                 Gross                      Gross                      Gross
                                              Unrealized                  Unrealized                 Unrealized
                                Fair Value      Losses       Fair Value     Losses      Fair Value     Losses
                                -----------   -----------    ----------   ----------    ----------   ----------
(In thousands)
Agency securities               $         -   $         -    $  106,485   $   (4,247)   $  106,485   $   (4,247)

Privately issued:
  Rated                           3,066,177        (7,524)    3,489,505      (44,938)    6,555,682      (52,462)
                                -----------   -----------    ----------   ----------    ----------   ----------
Securities available for sale   $ 3,066,177   $    (7,524)   $3,595,990   $  (49,185)   $6,662,167   $  (56,709)
                                ===========   ===========    ==========   ==========    ==========   ==========


                                                                December 31, 2005
                                -------------------------------------------------------------------------------
                                   Less Than 12 Months          12 Months or More                Total
                                -------------------------    -----------------------    -----------------------
                                                 Gross                      Gross                      Gross
                                              Unrealized                  Unrealized                 Unrealized
                                Fair Value      Losses       Fair Value     Losses      Fair Value     Losses
                                -----------   -----------    ----------   ----------    ----------   ----------
(In thousands)
Agency securities               $         -   $         -    $  130,320   $   (5,225)   $  130,320   $   (5,225)

Privately issued:
  Rated                           3,834,893       (29,230)      926,942      (20,733)    4,761,835      (49,963)
                                -----------   -----------    ----------   ----------    ----------   ----------
Securities available for sale   $ 3,834,893   $   (29,230)   $1,057,262   $  (25,958)   $4,892,155   $  (55,188)
                                ===========   ===========    ==========   ==========    ==========   ==========


The Company has evaluated its mortgage-backed securities available for sale in an unrealized loss position for twelve months or more and determined there was no other-than-temporary impairment as of September 30, 2006. The Company has the ability and intent to hold its mortgage-backed securities available for sale in an unrealized loss position until a market price recovery or maturity.

The following table presents the Company's mortgage-backed trading securities as of September 30, 2006 and December 31, 2005:

                     September 30, 2006   December 31, 2005
                     ------------------   -----------------
                                    Fair Value
(In thousands)       --------------------------------------

Privately issued:
   Rated             $          647,188   $       2,997,650
   Unrated                      212,164             229,418
                     ------------------   -----------------
Trading securities   $          859,352   $       3,227,068
                     ==================   =================


During the three months ended September 30, 2006, the Company recorded $1.6 million in unrealized gains on trading securities that related to trading securities held at September 30, 2006. During the three months ended September 30, 2005, the Company recorded $37.6 million in unrealized losses on trading securities that related to trading securities held at September 30, 2005.

During the nine months ended September 30, 2006, the Company recorded $12.0 million in unrealized losses on trading securities that related to trading securities held at September 30, 2006. During the nine months ended September 30, 2005, the Company recorded $7.2 million in unrealized gains on trading securities that related to trading securities held at September 30, 2005.

During the three months ended September 30, 2006, the Company sold $1.5 billion of mortgage-backed securities and realized $9.8 million in gains, net of hedges. The $1.5 billion of mortgage-backed securities sold were market-purchased.

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

During the nine months ended September 30, 2006, the Company sold $3.4 billion of mortgage-backed securities and realized $9.0 million in gains, net of hedges. The $3.4 billion of mortgage-backed securities sold were primarily self-originated.

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

The Company's mortgage-backed securities held at September 30, 2006 were primarily either agency obligations or were rated AAA or AA by Standard & Poor's.

The Company has credit exposure on $11.7 billion and $15.1 billion of loans it has securitized privately as of September 30, 2006 and December 31, 2005, respectively. The following tables summarize the loan delinquency information as of September 30, 2006 and December 31, 2005:


                                                          September 30, 2006
                                       ------------------------------------------------------------
(Dollars in thousands)

                                                                    Percentage of     Percentage of
Delinquency Status                     Loan Count   Loan Balance   Total Portfolio    Total Assets
------------------------------------   ----------   ------------   ---------------    -------------

60 to 89 days                                  37   $      4,439              0.04%            0.03%
90 and greater days                            97         20,000              0.17%            0.11%
Pending foreclosure                         1,054        236,757              2.03%            1.35%
                                       ----------   ------------   ---------------    -------------
Loans 60 days and greater delinquent        1,188   $    261,196              2.24%            1.49%
                                       ==========   ============   ===============    =============



                                                          December 31, 2005
                                       ------------------------------------------------------------
(Dollars in thousands)

                                                                    Percentage of     Percentage of
Delinquency Status                     Loan Count   Loan Balance   Total Portfolio    Total Assets
------------------------------------   ----------   ------------   ---------------    -------------

60 to 89 days                                  49   $     10,194              0.07%            0.06%
90 and greater days                            82         13,596              0.09%            0.08%
Pending foreclosure                           451        119,181              0.79%            0.67%
                                       ----------   ------------   ---------------    -------------
Loans 60 days and greater delinquent          582   $    142,971              0.95%            0.81%
                                       ==========   ============   ===============    =============


As of September 30, 2006 and December 31, 2005, the fair value of residual assets from securitizations reported in mortgage-backed securities was $224.3 million and $276.0 million, respectively.

The significant assumptions used in estimating the fair value of residual cash flows as of September 30, 2006 and December 31, 2005 were as follows:

                                         September 30, 2006   December 31, 2005
                                         ------------------   -----------------

Weighted-average prepayment speed (CPR)               31.45%              30.63%
Weighted-average discount rate                        16.34%              16.52%
Weighted-average annual default rate                   0.54%               0.54%

NOTE 3 - MORTGAGE LOANS, NET

Mortgage Loans Held For Sale, Net

The following table presents the Company's mortgage loans held for sale, net, as of September 30, 2006 and December 31, 2005:

                                    September 30,   December 31,
(In thousands)                           2006           2005
---------------------------------   -------------   ------------

Mortgage loans held for sale        $   1,353,674   $  2,190,062
SFAS No. 133 basis adjustments              1,154         (2,099)
Deferred origination costs, net            10,767         20,786
                                    -------------   ------------

Mortgage loans held for sale, net   $   1,365,595   $  2,208,749
                                    =============   ============


During the three months ended September 30, 2006, the Company sold mortgage loans to third parties totaling $14.3 billion and realized $210.6 million in gains.

During the nine months ended September 30, 2006, the Company sold mortgage loans to third parties totaling $41.7 billion and realized $607.1 million in gains.

During the three and nine months ended September 30, 2006, the Company deferred $192.0 million and $481.7 million, respectively, of loan origination costs as an adjustment to the cost basis for additions to mortgage loans held for sale. The Company's gain on sale of loans was reduced by $192.1 million and $491.8 million of deferred origination costs associated with mortgage loans sold during the three and nine months ended September 30, 2006, respectively.

The following tables summarize delinquency information as of September 30, 2006 and December 31, 2005 for the Company's mortgage loans held for sale:

                                                 September 30, 2006
                                       -------------------------------------------
(Dollars in thousands)

                                                                    Percentage of
Delinquency Status                     Loan Count   Loan Balance   Total Portfolio
------------------------------------   ----------   ------------   ---------------

60 to 89 days                                  21   $      2,733              0.20%
90 and greater days                            96         11,970              0.88%
Pending foreclosure                           262         41,010              3.02%
                                       ----------   ------------   ---------------
Loans 60 days and greater delinquent          379   $     55,713              4.10%
                                       ==========   ============   ===============


                                                  December 31, 2005
                                       -------------------------------------------
(Dollars in thousands)

                                                                    Percentage of
Delinquency Status                     Loan Count   Loan Balance   Total Portfolio
------------------------------------   ----------   ------------   ---------------

60 to 89 days                                  15   $      2,404              0.11%
90 and greater days                            51          6,530              0.30%
Pending foreclosure                            32          4,824              0.22%
                                       ----------   ------------   ---------------
Loans 60 days and greater delinquent           98   $     13,758              0.63%
                                       ==========   ============   ===============

                                      -13-

Mortgage Loans Held For Investment, Net

The following table presents the Company's mortgage loans held for investment, net, as of September 30, 2006 and December 31, 2005:

                                          September 30,    December 31,
(In thousands)                                2006            2005
                                          -------------    ------------
Mortgage loans held for investment        $   5,750,950    $  3,438,425
SFAS No. 133 basis adjustments                   (4,147)              -
Deferred origination costs, net                  61,901          43,438
Allowance for loan losses                       (10,903)         (2,142)
                                          -------------    ------------
Mortgage loans held for investment, net   $   5,797,801    $  3,479,721
                                          =============    ============

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

During the three and nine months ended September 30, 2006, the Company deferred $8.7 million and $29.1 million, respectively, of loan origination costs as an adjustment to the cost basis for mortgage loans added to its held for investment portfolio. The Company's interest income was reduced by $4.3 million and $10.6 million of deferred origination cost amortization on mortgage loans held for investment during the three and nine months ended September 30, 2006, respectively.

The following table presents the activity in the Company's allowance for loan losses for the three and nine months ended September 30, 2006:

                                 Three Months Ended    Nine Months Ended
                                 September 30, 2006    September 30, 2006
                                 ------------------    ------------------
                                              (In thousands)

Balance at beginning of period   $            6,885    $            2,142
Provision for loan losses                     5,365                10,655
Charge-offs                                  (1,347)               (1,894)
                                 ------------------    ------------------
Balance at end of period         $           10,903    $           10,903
                                 ==================    ==================

The following tables summarize delinquency information as of September 30, 2006 and December 31, 2005 for the Company's mortgage loans held for investment:


                                                   September 30, 2006
                                       -------------------------------------------
(Dollars in thousands)

                                                                    Percentage of
Delinquency Status                     Loan Count   Loan Balance   Total Portfolio
------------------------------------   ----------   ------------   ---------------

60 to 89 days                                  51   $      5,419              0.09%
90 and greater days                           176         11,122              0.19%
Pending foreclosure                           347         71,611              1.24%
                                       ----------   ------------   ---------------
Loans 60 days and greater delinquent          574   $     88,152              1.52%
                                       ==========   ============   ===============

                                                  December 31, 2005
                                       -------------------------------------------
(Dollars in thousands)

                                                                    Percentage of
Delinquency Status                     Loan Count   Loan Balance   Total Portfolio
------------------------------------   ----------   ------------   ---------------

60 to 89 days                                  23   $      2,898              0.08%
90 and greater days                            26          2,489              0.07%
Pending foreclosure                            49          8,797              0.26%
                                       ----------   ------------   ---------------
Loans 60 days and greater delinquent           98   $     14,184              0.41%
                                       ==========   ============   ===============


NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company's derivative assets and liabilities as of September 30, 2006 and December 31, 2005:

                                                   September 30,   December 31,
(In thousands)                                         2006           2005
                                                   -------------   ------------
Derivative Assets
Interest rate lock commitments                     $      16,471   $     14,086
Interest rate swaps                                        9,749         30,508
Total return swaps                                           103              -
                                                   -------------   ------------
Derivative assets                                  $      26,323   $     44,594
                                                   =============   ============

Derivative Liabilities
Forward delivery contracts - loan commitments      $      17,599   $      8,659
Forward delivery contracts - loans held for sale          11,412          8,114
Interest rate swaps                                        9,906              -
Other                                                      1,253              -
                                                   -------------   ------------
Derivative liabilities                             $      40,170   $     16,773
                                                   =============   ============


As of September 30, 2006, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $3.6 billion and $8.7 billion, respectively.

As of December 31, 2005, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $2.2 billion and $8.7 billion, respectively.

As of September 30, 2006, the notional amount of total return swaps was approximately $126.5 million.

During the three months ended September 30, 2006, the Company recognized in earnings $564 thousand in unrealized losses on free standing derivatives. During the three months ended September 30, 2005, the Company recognized in earnings $26.6 million in unrealized gains on free standing derivatives.

During the nine months ended September 30, 2006, the Company recognized in earnings $14.6 million in unrealized gains on free standing derivatives. During the nine months ended September 30, 2005, the Company recognized in earnings $29.1 million in unrealized gains on free standing derivatives. These gains are recorded in unrealized gain (loss) on mortgage-backed securities and derivatives in the consolidated statements of income.

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

The Company's forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the consolidated balance sheets was insignificant as of September 30, 2006 and December 31, 2005.

As of September 30, 2006, the unrealized loss on interest rate swap agreements, interest rate caps and other derivative liabilities relating to cash flow hedges recorded in accumulated other comprehensive loss was $23.4 million. The Company estimates that $6.2 million of this unrealized loss will be reclassified from accumulated other comprehensive loss to interest expense for the twelve months ended September 30, 2007. As of December 31, 2005, the unrealized loss on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was $28.2 million.

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

The following table presents the activity in the Company's MSRs for the three and nine months ended September 30, 2006 and 2005:

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,            September 30,
                                                       ----------------------    ----------------------
(In thousands)                                              2006         2005         2006         2005
                                                       ---------    ---------    ---------    ---------

Balance at beginning of period                         $ 434,173    $ 290,756    $ 340,377    $ 163,374
Cumulative-effect adjustment as of beginning of year           -            -        1,156            -
Fair value measurement method adjustment                       -            -      (20,706)           -
Additions                                                 79,493       42,298      230,290      191,013
Amortization                                                   -      (15,055)           -      (36,388)
Changes in fair value resulting from:
   Realization of cash flows                             (28,839)           -      (73,880)           -
   Changes in valuation assumptions                      (23,914)           -      (16,324)           -
                                                       ---------    ---------    ---------    ---------
Balance at end of period                               $ 460,913    $ 317,999    $ 460,913    $ 317,999
                                                       ---------    ---------    ---------    ---------

Impairment allowance:
Balance at beginning of period                         $       -    $ (28,917)   $ (20,706)   $ (11,938)
Fair value measurement method adjustment                       -            -       20,706            -
Impairment recovery (provision)                                -       11,577            -       (5,402)
                                                       ---------    ---------    ---------    ---------
Balance at end of period                               $       -    $ (17,340)         $ -    $ (17,340)
                                                       ---------    ---------    ---------    ---------

Mortgage servicing rights                              $ 460,913    $ 300,659    $ 460,913    $ 300,659
                                                       =========    =========    =========    =========


The amount of contractually specified servicing fees earned by the Company during the three months ended September 30, 2006 and 2005 were $27.3 million and $18.4 million, respectively.

The amount of contractually specified servicing fees earned by the Company during the nine months ended September 30, 2006 and 2005 were $67.4 million and $43.9 million, respectively. The Company reports contractually specified servicing fees in loan servicing fees in the consolidated statements of income.

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

The Company uses free standing derivatives (economic hedges) to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the three months ended September 30, 2006, the Company recognized in earnings $7.1 million in unrealized gains on free standing derivatives used to economically hedge the MSRs. These gains are recorded in change in fair value of mortgage servicing rights due to changes in valuation assumptions, net of hedge gain (loss), in the consolidated statements of income.

The significant assumptions used in estimating the fair value of MSRs at September 30, 2006 and December 31, 2005 were as follows:

                                         September 30, 2006   December 31, 2005
                                         ------------------   -----------------
Weighted-average prepayment speed (PSA)                 501                 315
Weighted-average discount rate                        11.60%              11.94%
Weighted-average default rate                          2.39%               2.78%

The following table presents certain information regarding the Company's servicing portfolio of loans serviced for others at September 30, 2006 and December 31, 2005:


                                                       September 30, 2006    December 31, 2005
                                                       ------------------    -----------------
                                                                 (Dollars in thousands)

Loan servicing portfolio - loans sold or securitized   $       35,932,126    $      25,044,676
ARM loans as a percentage of total loans                               75%                  73%
Average loan size                                      $              230    $             194
Weighted-average servicing fee                                      0.339%               0.330%
Weighted-average note rate                                           6.77%                5.79%
Weighted-average remaining term (in months)                           362                  337
Weighted-average age (in months)                                       15                   15


NOTE 6 - GOODWILL

The following table presents the activity in the Company's goodwill for the nine months ended September 30, 2006 and 2005:

                                      Loan Origination   Mortgage Holdings
(In thousands)                            Segment             Segment         Total
-----------------------------------   ----------------   -----------------   --------


Balance at January 1, 2005            $         66,037   $          24,840   $ 90,877

Earnouts from previous acquisitions              8,391                   -      8,391

                                      ----------------   -----------------   --------
Balance at September 30, 2005         $         74,428   $          24,840   $ 99,268
                                      ================   =================   ========

Balance at January 1, 2006            $         74,687   $          24,840   $ 99,527

Acquisitions                                     1,099                   -      1,099
Earnouts from previous acquisitions             11,264                   -     11,264

                                      ----------------   -----------------   --------
Balance at September 30, 2006         $         87,050   $          24,840   $111,890
                                      ================   =================   ========

As of December 31, 2005, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.

NOTE 7 - WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit

To originate a mortgage loan, the Company draws against either a $3.3 billion SLN commercial paper program, a $2.0 billion pre-purchase facility with UBS Real Estate Securities Inc., a facility of $2.5 billion with Bear Stearns, a $1.3 billion bank syndicated facility led by Bank of America, N.A. (which includes a $438 million term loan facility which the Company uses to finance its MSRs), a facility of $750 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $125 million with J.P. Morgan Chase, a $750 million facility with IXIS Real Estate Capital, Inc. ("IXIS"), a $350 million facility with Credit Suisse First Boston Mortgage Capital LLC, and a $1.4 billion syndicated facility led by Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At September 30, 2006, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors' banks. As of September 30, 2006, borrowings under the working capital line of credit were $44.0 million.

As of September 30, 2006, the Company had $1.9 billion of warehouse lines of credit outstanding with a weighted-average borrowing rate of 5.89%. As of December 31, 2005, the Company had $3.5 billion of warehouse lines of credit outstanding with a weighted-average borrowing rate of 4.78%.

Reverse Repurchase Agreements
-----------------------------

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and on September 30, 2006 had borrowed funds from ten of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company's borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company's mortgage-backed securities declines for other reasons.

As of September 30, 2006, the Company had $7.2 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 5.39% and a weighted-average remaining maturity of 1.1 years. As of December 31, 2005, the Company had $9.8 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 4.40% and a weighted-average remaining maturity of four months.

As of September 30, 2006 and December 31, 2005, the Company's reverse repurchase agreements had the following remaining maturities:

                                September 30,   December 31,
                                     2006           2005
                                -------------   ------------
                                       (In thousands)

Within 30 days                  $     607,243   $    689,469
31 to 89 days                         293,504      4,817,885
90 to 365 days                        304,103      4,298,790
Greater than 1 year                 6,027,653              -
                                -------------   ------------
Reverse repurchase agreements   $   7,232,503   $  9,806,144
                                =============   ============


The Company's average reverse repurchase agreements outstanding were $8.8 billion and $6.5 billion for the three months ended September 30, 2006 and 2005, respectively.

The Company's average reverse repurchase agreements outstanding were $9.0 billion and $6.6 billion for the nine months ended September 30, 2006 and 2005, respectively.

Commercial Paper

The Company maintains a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term SLNs to finance certain portions of the Company's mortgage loans. The special purpose entity allows for issuance of short-term SLNs with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating the LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $3.3 billion at September 30, 2006.

As of September 30, 2006, the Company had $1.3 billion of SLNs outstanding, with an average interest cost of 5.39%. The SLNs were collateralized by mortgage loans held for sale, mortgage loans held for investment and cash with a balance of $1.4 billion as of September 30, 2006. As of December 31, 2005, the Company had $1.1 billion of SLNs outstanding, with an average interest cost of 4.35%. The SLNs were collateralized by mortgage loans held for sale, mortgage loans held for investment and cash with a balance of $1.2 billion as of December 31, 2005.

As of September 30, 2006 and December 31, 2005, the Company's SLNs had the following remaining maturities:

                   September 30,   December 31,
                        2006           2005
                   -------------   ------------
                          (In thousands)

Within 30 days     $   1,234,238   $  1,079,179
31 to 89 days             49,620              -
                   -------------   ------------
Commercial paper   $   1,283,858   $  1,079,179
                   =============   ============


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

As of September 30, 2006, the Company's CDOs had a balance of $3.5 billion and an effective interest cost of 5.55%. As of September 30, 2006, the CDOs were collateralized by mortgage loans held for investment of $3.5 billion.

As of December 31, 2005, the Company's CDOs had a balance of $1.1 billion and an effective interest cost of 4.54%. As of December 31, 2005, the CDOs were collateralized by mortgage loans held for investment of $1.1 billion.

As of September 30, 2006 and December 31, 2005, the Company's CDOs had the following remaining contractual maturities:

                                  September 30,   December 31,
                                       2006           2005
                                  -------------   ------------
                                          (In thousands)

15 to 20 years                    $      39,147   $     68,214
20 to 25 years                          175,125        177,016
25 to 30 years                          763,833         34,316
Greater than 30 years                 2,506,768        778,360
                                  -------------   ------------
Collateralized debt obligations   $   3,484,873   $  1,057,906
                                  =============   ============


NOTE 9 - NOTES PAYABLE

Notes payable primarily consist of amounts borrowed under a term loan facility with a bank syndicate led by Bank of America. Under the terms of this facility, the Company may borrow the lesser of 70% of the value of its MSRs, or $437.5 million. As of September 30, 2006, borrowings under the term loan were $201.0 million. This term loan expires on August 9, 2007, but the Company has an option to extend the term for twelve additional months at a higher interest rate. Interest is based on a spread to the LIBOR and may be adjusted for earnings on compensating balances. As of September 30, 2006, the interest rate was 6.05%.

In 2005, the Company sold $85.0 million in Mortgage Warehouse Subordinated Notes ("Subordinated Notes"). The Company received a premium, net of issuance costs, of $1.5 million related to the Subordinated Notes offering, which is being amortized to interest expense over the expected life of the Subordinated Notes. As of September 30, 2006, the balance of Subordinated Notes outstanding, net of unamortized premium and issuance costs, was $86.0 million. The Subordinated Notes mature on May 20, 2009. The interest rates on the Subordinated Notes reset monthly and are indexed to one-month LIBOR. As of September 30, 2006, the interest rate was 7.33%.

As of September 30, 2006, included in notes payable is a mortgage note of $25.6 million on an office building located in Melville, New York at a rate of 5.82%, and a mortgage note of $1.0 million on an office building located in Mount Prospect, Illinois at a rate of 7.18%.

As of September 30, 2006, the Company had $3.6 million of Federal Home Loan Bank ("FHLB") advances with an interest rate of 5.34% and with remaining maturities within 30 days. Advances from the FHLB are collateralized by pledges of one-to-four family first mortgage loans with an aggregate principal balance of $7.3 million.

The following table presents the Company's notes payable as of September 30, 2006 and December 31, 2005:

                                  September 30,   December 31,
(In thousands)                         2006           2005
                                  -------------   ------------
Term loan                         $     201,000   $    206,188
Subordinated note                        86,006         86,322
Notes - office buildings                 26,555         26,799
FHLB advances                             3,600              -
                                  -------------   ------------
Notes payable                     $     317,161   $    319,309
                                  =============   ============

The following table presents the maturities of the Company's notes payable as of September 30, 2006 and December 31, 2005:


                                  September 30,   December 31,
                                       2006           2005
                                  -------------   ------------
                                         (In thousands)

Within 1 year                     $     205,463   $    207,009
1 to 2 years                              1,413            843
2 to 3 years                             64,579          1,540
3 to 4 years                             21,729         85,606
4 to 5 years                                468            447
Greater than 5 years                     23,509         23,864
                                  -------------   ------------
Notes payable                     $     317,161   $    319,309
                                  =============   ============


NOTE 10 - COMMON STOCK AND PREFERRED STOCK

In August 2005, the Company issued 9,000,000 shares of its common stock, par value $0.01 per share ("Common Stock") at a price of $35.50 per share. The total proceeds to the Company were $319.5 million, before underwriting discounts, commissions and other offering expenses.

Under the Company's charter, the Company's Board of Directors is authorized to issue 110,000,000 shares of stock, of which up to 100,000,000 shares may be Common Stock and up to 10,000,000 shares may be preferred stock. As of September 30, 2006, there were 50,182,257 shares of Common Stock issued and outstanding, 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") issued and outstanding and 3,450,000 shares of 9.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") issued and outstanding. On or after July 7, 2009, the Company may, at its option, redeem the Series A Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption. On or after December 15, 2009, the Company may, at its option, redeem the Series B Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption.

During the three months ended September 30, 2006, the Company declared dividends totaling $50.7 million, or $1.01 per share of Common Stock, which were paid on October 30, 2006. During the three months ended September 30, 2005, the Company declared dividends totaling $38.8 million, or $0.86 per share of Common Stock, which were paid on October 27, 2005.

During the nine months ended September 30, 2006, the Company declared dividends totaling $144.3 million, or $2.88 per share of Common Stock. During the nine months ended September 30, 2005, the Company declared dividends totaling $98.2 million, or $2.33 per share of Common Stock.

During the three months ended September 30, 2006, the Company declared dividends totaling $1.3 million, or $0.609375 per share of Series A Preferred Stock, which were paid on October 31, 2006. During the three months ended September 30, 2005, the Company declared dividends totaling $1.3 million, or $0.609375 per share of Series A Preferred Stock, which were paid on October 31, 2005.

During the nine months ended September 30, 2006, the Company declared dividends totaling $3.9 million, or $1.828125 per share of Series A Preferred Stock. During the nine months ended September 30, 2005, the Company declared dividends totaling $3.9 million, or $1.828125 per share of Series A Preferred Stock.

During the three months ended September 30, 2006, the Company declared dividends totaling $2.0 million, or $0.578125 per share of Series B Preferred Stock, which were paid on October 31, 2006. During the three months ended September 30, 2005, the Company declared dividends totaling $2.0 million, or $0.578125 per share of Series B Preferred Stock, which were paid on October 31, 2005.

During the nine months ended September 30, 2006, the Company declared dividends totaling $6.0 million, or $1.734375 per share of Series B Preferred Stock. During the nine months ended September 30, 2005, the Company declared dividends totaling $6.0 million, or $1.734375 per share of Series B Preferred Stock.

NOTE 11 - INCOME TAXES

A reconciliation of the statutory income tax provision to the effective income tax expense (benefit) is as follows:

                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                  ---------------------------------------   ----------------------------------------
                                          2006                  2005                 2006                 2005
                                  ------------------   ------------------   ------------------   -------------------
                                                                  (Dollars in thousands)

Tax provision at statutory rate   $ 30,670      35.0%  $ 19,516      35.0%  $ 92,351      35.0%  $ 84,975      35.0%
Non-taxable REIT income            (14,033)    (16.0)   (17,487)    (31.4)   (34,152)    (12.9)   (87,339)    (36.0)
State and local taxes, net of
     federal income tax benefit     (1,385)     (1.6)       253       0.5      5,693       2.2        (47)      -
Meals and entertainment                320       0.4        218       0.4      1,187       0.4        728       0.3
Other                                   39       -           49       0.1        (44)      -          381       0.1
                                  --------   -------   --------   -------   --------   -------   --------   -------
Income tax expense (benefit)      $ 15,611      17.8%  $  2,549       4.6%  $ 65,035      24.7%  $ (1,302)     (0.6)%
                                  ========   =======   ========   =======   ========   =======   ========   =======

The major sources of temporary differences and their deferred tax effect at September 30, 2006 and December 31, 2005 are as follows:


                                                  September 30,   December 31,
                                                       2006           2005
                                                  -------------   ------------
                                                         (In thousands)

Deferred income tax liabilities:
  Capitalized cost of mortgage servicing rights   $     165,154   $    150,926
  Loan origination costs                                 28,356          8,973
  Depreciation                                            1,667          3,083
  Deferred state income taxes                                 -          1,465
  Mark-to-market adjustments                             10,522              -
  Other                                                       -             11
                                                  -------------   ------------
Deferred income tax liabilities                         205,699        164,458
                                                  -------------   ------------

Deferred income tax assets:
  Tax loss carryforwards                                 95,195        109,145
  Allowance for bad debts and foreclosure
    reserve                                               8,831          2,817
  Deferred state income taxes                               414              -
  Mark-to-market adjustments                                  -         10,721
  AMT credit                                              1,745          1,745
  Broker fees                                                 -            958
  Bonus accrual                                           1,209          8,399
  Deferred compensation                                   5,754          3,436
  Other                                                     390              -
                                                  -------------   ------------
Deferred income tax assets                              113,538        137,221
                                                  -------------   ------------

Net deferred income tax liabilities               $      92,161   $     27,237
                                                  =============   ============


American Home Mortgage Servicing, Inc. has approximately $40 million of separate company federal net operating loss carryforwards which begin to expire in 2008. In addition, American Home Mortgage Holdings, Inc. has approximately $274 million of federal and approximately $203 million of state net operating loss carryforwards which begin to expire in 2024 and 2009, respectively. The weighted average of the expiration of the state net operating loss carryforwards is approximately sixteen years.

      At September 30, 2006 and December 31, 2005, no valuation allowance has been established against deferred tax assets since it is more likely than not that the deferred tax assets will be realized.

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

NOTE 12 - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

                                                             Three Months Ended          Nine Months Ended
                                                               September 30,               September 30,
                                                         -------------------------   -------------------------
(Dollars in thousands, except per share amounts)             2006          2005          2006          2005
                                                         -----------   -----------   -----------   -----------

Numerator for basic earnings per share - Net income
  available to common shareholders                       $    68,715   $    49,904   $   188,916   $   234,175
                                                         ===========   ===========   ===========   ===========

Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                         50,148,422    45,173,834    49,975,027    41,972,908

  Net effect of dilutive stock options                       404,333       494,784       387,852       498,269
                                                         -----------   -----------   -----------   -----------

Denominator for diluted earnings per share                50,552,755    45,668,618    50,362,879    42,471,177
                                                         ===========   ===========   ===========   ===========

Net income per share available to common shareholders:

  Basic                                                  $      1.37   $      1.10   $      3.78   $      5.58
                                                         ===========   ===========   ===========   ===========

  Diluted                                                $      1.36   $      1.09   $      3.75   $      5.51
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

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company's consolidated financial statements. Under SFAS No. 123R, the related compensation cost is measured based on the fair value of the award at the date of grant. The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, compensation cost in the nine months ended September 30, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model.

During the nine months ended September 30, 2006, the Company recognized compensation expense of $820 thousand relating to stock options granted under the Plan. The expense, before income tax effect, is included in salaries, commissions and benefits expense. The income tax benefit recognized in income for the nine months ended September 30, 2006 for stock options was $165 thousand. No compensation cost was recognized for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, the fair value of the options granted was estimated using the binomial lattice option-pricing model. Under the binomial lattice option-pricing model, the fair value of each option award is estimated, with the assistance of an outside consulting service, on the date of grant, which incorporates ranges of assumptions for inputs as shown in the following table. The assumptions are as follows:

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

The weighted-average fair value per share of options granted during the nine months ended September 30, 2006 was $4.65. The fair value of the options granted during the nine months ended September 30, 2006 was estimated using the binomial lattice option-pricing model with the following assumptions used for the grants:


                                     Nine Months Ended September 30,
                                                  2006
                                     --------------------------------
Dividend yield range                          11.9% - 13.1%
Expected volatility                              39.1 %
Risk-free interest rate range                  4.3% - 5.0%
Expected term range (in years)                  7.0 - 7.9


Prior to adoption of SFAS No. 123R as of January 1, 2006, the Company's pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option.

The weighted-average fair value per share of options granted during the nine months ended September 30, 2005 was $3.82 . The fair value of the options granted during the nine months ended September 30, 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions used for the grants:



                                    Nine Months Ended September 30,
                                                 2005
                                    --------------------------------
Dividend yield                                  9.1 %
Expected volatility                            29.1 %
Risk-free interest rate                         5.0 %
Expected term (in years)                         3.0

The following table presents a summary of the Company's stock option activity for the three and nine months ended September 30, 2006 and 2005:

                                         Three Months Ended September 30,                 Nine Months Ended September 30,
                                  ---------------------------------------------   -----------------------------------------------
                                           2006                   2005                    2006                      2005
                                  ---------------------------------------------   -----------------------------------------------
                                                Weighted               Weighted                 Weighted                 Weighted
                                    Number      Average     Number     Average      Number      Average      Number      Average
                                      of        Exercise      of       Exercise       of        Exercise       of        Exercise
                                   Options       Price      Options     Price      Options       Price      Options       Price
                                  ---------------------------------------------   -----------------------------------------------

Options outstanding - beginning
 of period                         1,747,433    $  25.56   1,535,321   $  22.28    1,501,384    $  23.09    1,248,102    $  18.65
Granted                                    -           -      25,000      34.18      452,159       28.45      392,419       32.67
Exercised                            (57,903)      18.46     (46,448)     10.56     (205,513)      13.85     (117,835)      11.79
Canceled                              (5,000)      28.45           -          -      (63,500)      18.47       (8,813)      15.67
                                   ---------               ---------               ---------                ---------
Options outstanding -
 end of period                     1,684,530    $  25.80   1,513,873   $  22.83    1,684,530    $  25.80    1,513,873    $  22.83
                                   =========               =========               =========                =========

Options exercisable -
 end of period                       489,352    $  16.98                             489,352    $  16.98
                                   =========                                       =========


The intrinsic value of an option is defined as the difference between an option's current market value and the grant price. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.9 million and $3.9 million, respectively.

As of September 30, 2006, the intrinsic value and weighted-average remaining life of the Company's options outstanding were $15.3 million and 8.1 years, respectively.

As of September 30, 2006, the intrinsic value of the Company's exercisable options outstanding was $8.8 million.

As of September 30, 2006, the total remaining unrecognized compensation expense related to the Company's unvested stock options was $2.7 million. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.1 years.

As of September 30, 2006, the Company has awarded 230,496 shares of restricted stock under the Plan. During the three months ended September 30, 2006 and 2005, the Company recognized compensation expense of $176 thousand and $212 thousand, respectively, relating to shares of restricted stock granted under the Plan. During the nine months ended September 30, 2006 and 2005, the Company recognized compensation expense of $346 thousand and $527 thousand, respectively, relating to shares of restricted stock granted under the Plan. As of September 30, 2006, 198,453 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company invests in negative amortization ARM, interest-only ARM, HELOC and certain other types of loans described in FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk." The Company, however, generally has purchased supplemental credit insurance for the loans of these types retained in the Company's portfolio if such loans have an initial loan-to-value ratio between 75% and 80%. In addition, the Company generally is the beneficiary of a borrower-paid insurance policy on these types of loans if the initial loan-to-value ratio is greater than 80%. A substantial portion of the Company's mortgage loans held for investment at September 30, 2006 are the types of loans described in FSP SOP 94-6-1.

The Company had originations of loans during the nine months ended September 30, 2006 exceeding 5% of total originations in the following states:


                     Nine Months Ended
                    September 30, 2006
               ------------------------------
California                            24.8 %
Florida                               12.1
Illinois                               6.7
Virginia                               5.0

During the nine months ended September 30, 2006, the three institutions that bought the most loans from the Company accounted for 44% of the Company's total loan sales.

NOTE 15 - ACQUISITIONS

Waterfield Financial Corporation

On January 12, 2006, American Home Mortgage Corp. ("AHM"), an indirect, wholly-owned subsidiary of the Company, entered into a Stock and Mortgage Loan Purchase Agreement with Union Federal Bank of Indianapolis ("Union Federal") and Waterfield Financial Corporation ("WFC"), pursuant to which AHM agreed to purchase from Union Federal 100% of the outstanding capital stock of WFC and certain mortgage loans held by Union Federal, comprised of warehouse loans held for sale by Union Federal as of December 31, 2005 (the "Warehouse Loans"), construction loans held by Union Federal as of the closing (the "Construction Loans") and certain other loans held by Union Federal as of the closing, for a cash purchase price equal to the net book value of such assets, as modified by certain agreed upon adjustments, as of the respective closing dates (or, in the case of the Warehouse Loans, as of January 12, 2006).

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

                                                                Three Months Ended September 30, 2006
                                              ----------------------------------------------------------------------
                                                                             (In thousands)


                                                  Mortgage        Loan Origination    Loan Servicing
                                              Holdings Segment        Segment            Segment           Total
                                              ----------------    ----------------    --------------    ------------

Net interest income:
Interest income                               $        195,654    $        137,221               $ -    $    332,875
Interest expense                                      (167,222)           (118,706)           (3,950)       (289,878)
                                              -----------------------------------------------------------------------
   Net interest income                                  28,432              18,515            (3,950)         42,997
                                              -----------------------------------------------------------------------
Provision for loan losses                               (1,343)             (4,022)                -          (5,365)
                                              -----------------------------------------------------------------------
    Net interest income after provision
      for loan losses                                   27,089              14,493            (3,950)         37,632
                                              -----------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                              -             210,621                 -         210,621
Gain on sales of mortgage-backed
  securities and derivatives                             9,849                   -                 -           9,849
Unrealized gain on mortgage-backed
  securities and derivatives                             1,050                   -                 -           1,050

Loan servicing fees                                          -                   -            43,379          43,379
Change in fair value of mortgage
  servicing rights
   Due to realization of cash flows                          -                   -           (28,839)        (28,839)
   Due to changes in valuation
    assumptions, net of hedge gain (loss)                    -                   -           (16,799)        (16,799)
                                              -----------------------------------------------------------------------
   Net loan servicing loss                                   -                   -            (2,259)         (2,259)
                                              -----------------------------------------------------------------------

Other non-interest income                                    -               1,352               666           2,018
                                              -----------------------------------------------------------------------
   Total non-interest income                            10,899             211,973            (1,593)        221,279
                                              -----------------------------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits,
     net                                                 2,734              99,292             3,650         105,676
   Occupancy and equipment                                   2              18,928               298          19,228
   Data processing and communications                       76               5,619                 5           5,700
   Office supplies and expenses                             65               4,871               410           5,346
   Marketing and promotion                                   4               4,862                 2           4,868
   Travel and entertainment                                 37               7,677                84           7,798
   Professional fees                                        30               5,971                75           6,076
   Other                                                 5,184               5,415             5,989          16,588
                                              -----------------------------------------------------------------------
      Total non-interest expenses                        8,132             152,635            10,513         171,280
                                              -----------------------------------------------------------------------

Net income before income tax expense
  (benefit)                                             29,856              73,831           (16,056)         87,631
                                              -----------------------------------------------------------------------

Income tax expense (benefit)                                 -              20,689            (5,078)         15,611

                                              -----------------------------------------------------------------------
Net income                                    $         29,856    $         53,142    $      (10,978)   $     72,020
                                              =======================================================================

Dividends on preferred stock                             3,305                   -                 -           3,305

                                              -----------------------------------------------------------------------
Net income available to common shareholders   $         26,551    $         53,142    $      (10,978)   $     68,715
                                              =======================================================================

                                                                            September 30, 2006
                                              -----------------------------------------------------------------------

Segment assets                                $     12,796,523    $      4,057,868    $      649,936    $ 17,504,327
                                              =======================================================================

                                                                     Three Months Ended September 30, 2005
                                                 -----------------------------------------------------------------------
                                                                                 (In thousands)


                                                 Mortgage Holdings    Loan Origination    Loan Servicing
                                                      Segment             Segment            Segment           Total
                                                 -----------------------------------------------------------------------

Net interest income:
Interest income                                  $          84,560    $         95,478               $ -    $    180,038
Interest expense                                           (62,945)            (68,937)           (1,287)       (133,169)
                                                 -----------------------------------------------------------------------
   Total net interest income                                21,615              26,541            (1,287)         46,869
                                                 -----------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                  -             123,658                 -         123,658
Gain on sales of current period
  securitized mortgage loans                                     -              19,960                 -          19,960
Gain on sales of mortgage-backed securities
  and derivatives                                            5,816                 300                 -           6,116
Unrealized (loss) gain on mortgage-backed
  securities and derivatives                               (43,581)             32,616                 -         (10,965)

Loan servicing fees                                              -                   -            21,099          21,099
Amortization and impairment of mortgage
  servicing rights                                               -                   -            (3,478)         (3,478)
                                                 -----------------------------------------------------------------------
   Net loan servicing fees                                       -                   -            17,621          17,621
                                                 -----------------------------------------------------------------------

Other non-interest income                                        -               1,114               471           1,585
                                                 -----------------------------------------------------------------------
   Total non-interest income                               (37,765)            177,648            18,092         157,975
                                                 -----------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                   1,488              96,738             3,152         101,378
   Occupancy and equipment                                       2              14,985               341          15,328
   Data processing and communications                           22               6,373                84           6,479
   Office supplies and expenses                                  4               4,616               404           5,024
   Marketing and promotion                                       -               5,088                16           5,104
   Travel and entertainment                                      -               4,588                82           4,670
   Professional fees                                           807               2,753               184           3,744
   Other                                                     1,726               3,123             2,511           7,360
                                                 -----------------------------------------------------------------------
      Total non-interest expenses                            4,049             138,264             6,774         149,087
                                                 -----------------------------------------------------------------------

Net income before income tax (benefit) expense             (20,199)             65,925            10,031          55,757
                                                 -----------------------------------------------------------------------

Income tax (benefit) expense                                     -              (1,221)            3,770           2,549

                                                 -----------------------------------------------------------------------
Net income                                       $         (20,199)   $         67,146    $        6,261    $     53,208
                                                 =======================================================================

Dividends on preferred stock                                 3,304                   -                 -           3,304

                                                 -----------------------------------------------------------------------
Net income available to common shareholders      $         (23,503)   $         67,146    $        6,261    $     49,904
                                                 =======================================================================

                                                                            September 30, 2005
                                                 -----------------------------------------------------------------------

Segment assets                                   $       9,432,484    $      4,197,165    $      448,388    $ 14,078,037
                                                 =======================================================================

                                                                     Nine Months Ended September 30, 2006
                                                 -----------------------------------------------------------------------
                                                                                 (In thousands)


                                                 -----------------------------------------------------------------------
                                                 Mortgage Holdings    Loan Origination    Loan Servicing
                                                      Segment             Segment            Segment           Total
                                                 -----------------------------------------------------------------------

Net interest income:
Interest income                                  $         531,866    $        431,818               $ -    $    963,684
Interest expense                                          (448,974)           (364,022)          (10,909)       (823,905)
                                                 -----------------------------------------------------------------------
   Net interest income                                      82,892              67,796           (10,909)        139,779
                                                 -----------------------------------------------------------------------
Provision for loan losses                                   (6,239)             (4,416)                -         (10,655)
                                                 -----------------------------------------------------------------------
    Net interest income after provision
      for loan losses                                       76,653              63,380           (10,909)        129,124
                                                 -----------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                  -             607,122                 -         607,122
Gain on sales of mortgage-backed securities
  and derivatives                                            8,952                   -                 -           8,952
Unrealized gain on mortgage-backed
  securities and derivatives                                 2,360                 275                 -           2,635

Loan servicing fees                                              -                   -            98,129          98,129
Change in fair value of mortgage servicing
  rights
   Due to realization of cash flows                              -                   -           (73,880)        (73,880)
   Due to changes in valuation assumptions,
  net of hedge gain (loss)                                       -                   -            (9,209)         (9,209)
                                                 -----------------------------------------------------------------------
   Net loan servicing fees                                       -                   -            15,040          15,040
                                                 -----------------------------------------------------------------------

Other non-interest income                                        -               3,802             2,110           5,912
                                                 -----------------------------------------------------------------------
   Total non-interest income                                11,312             611,199            17,150         639,661
                                                 -----------------------------------------------------------------------

Non-interest expenses:
   Salaries, commissions and benefits, net                  10,344             286,312            11,444         308,100
   Occupancy and equipment                                       5              56,050               906          56,961
   Data processing and communications                          136              19,257               166          19,559
   Office supplies and expenses                                 78              14,176               569          14,823
   Marketing and promotion                                      11              16,794               246          17,051
   Travel and entertainment                                     39              22,140               165          22,344
   Professional fees                                         2,408              13,925                87          16,420
   Other                                                     7,507              24,750            17,405          49,662
                                                 -----------------------------------------------------------------------
      Total non-interest expenses                           20,528             453,404            30,988         504,920
                                                 -----------------------------------------------------------------------

Net income before income tax expense (benefit)              67,437             221,175           (24,747)        263,865
                                                 -----------------------------------------------------------------------

Income tax expense (benefit)                                     -              73,628            (8,593)         65,035

                                                 -----------------------------------------------------------------------
Net income                                       $          67,437    $        147,547    $      (16,154)   $    198,830
                                                 =======================================================================
Dividends on preferred stock                                 9,914                   -                 -           9,914

                                                 -----------------------------------------------------------------------
Net income available to common shareholders      $          57,523    $        147,547    $      (16,154)   $    188,916
                                                 =======================================================================

                                                                            September 30, 2006
                                                 -----------------------------------------------------------------------

Segment assets                                   $      12,796,523    $      4,057,868    $      649,936    $ 17,504,327
                                                 =======================================================================

                                                                     Nine Months Ended September 30, 2005
                                                 -----------------------------------------------------------------------
                                                                               (In thousands)


                                                 Mortgage Holdings    Loan Origination    Loan Servicing
                                                      Segment             Segment            Segment           Total
                                                 -----------------------------------------------------------------------

Net interest income:
Interest income                                  $         219,906    $        242,344               $ -    $    462,250
Interest expense                                          (154,168)           (152,799)           (4,629)       (311,596)
                                                 -----------------------------------------------------------------------
   Total net interest income                                65,738              89,545            (4,629)        150,654
                                                 -----------------------------------------------------------------------

Non-interest income:
Gain on sales of mortgage loans                                  -             236,288                 -         236,288
Gain on sales of current period securitized
  mortgage loans                                                 -             194,256                 -         194,256
Gain on sales of mortgage-backed securities
  and derivatives                                            6,725               6,143                 -          12,868
Unrealized (loss) gain on mortgage-backed
  securities and derivatives                               (41,496)             77,738                 -          36,242

Loan servicing fees                                              -                   -            49,381          49,381
Amortization and impairment of mortgage
  servicing rights                                               -                   -           (41,790)        (41,790)
                                                 -----------------------------------------------------------------------
   Net loan servicing fees                                       -                   -             7,591           7,591
                                                 -----------------------------------------------------------------------

Other non-interest income                                        -               3,722             1,872           5,594
                                                 -----------------------------------------------------------------------
   Total non-interest income                               (34,771)            518,147             9,463         492,839
                                                 -----------------------------------------------------------------------


Non-interest expenses:
   Salaries, commissions and benefits, net                   6,057             250,179             8,476         264,712
   Occupancy and equipment                                       5              41,645               746          42,396
   Data processing and communications                           64              17,953               369          18,386
   Office supplies and expenses                                  5              13,955             1,150          15,110
   Marketing and promotion                                       2              14,281                77          14,360
   Travel and entertainment                                      5              13,589               431          14,025
   Professional fees                                         2,829               7,060               757          10,646
   Other                                                     6,331               9,439             5,302          21,072
                                                 -----------------------------------------------------------------------
      Total non-interest expenses                           15,298             368,101            17,308         400,707
                                                 -----------------------------------------------------------------------

Net income before income tax expense (benefit)              15,669             239,591           (12,474)        242,786
                                                 -----------------------------------------------------------------------

Income tax expense (benefit)                                     -               3,777            (5,079)         (1,302)

                                                 -----------------------------------------------------------------------
Net income                                       $          15,669    $        235,814    $       (7,395)   $    244,088
                                                 =======================================================================

Dividends on preferred stock                                 9,913                   -                 -           9,913

                                                 -----------------------------------------------------------------------
Net income available to common shareholders      $           5,756    $        235,814    $       (7,395)   $    234,175
                                                 =======================================================================

                                                                          September 30, 2005
                                                 -----------------------------------------------------------------------

Segment assets                                   $       9,432,484    $      4,197,165    $      448,388    $ 14,078,037
                                                 =======================================================================


NOTE 17 - SUBSEQUENT EVENT

On October 19, 2006, the Company, through its wholly-owned subsidiary, American Home Mortgage Holdings, Inc., completed its acquisition of Flower Bank, fsb, ("Flower"), of Chicago, Illinois. In connection with its acquisition, the Company recapitalized Flower through a $50 million investment in its new subsidiary. Flower is expected to hold mortgages, consumer loans and securities as its primary assets, and fund its holdings through deposits including the escrow balances. The Company recorded approximately $17 million of goodwill as a result of the Flower acquisition.

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

We use agency trust principal only total return swaps to economically hedge the MSRs. Total return swaps are classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

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

Financial Condition

The following table presents the Company's consolidated balance sheets as of September 30, 2006 and December 31, 2005:

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  September 30,    December 31,
                                                      2006             2005
                                                  -------------    ------------
Assets:
  Cash and cash equivalents                       $     298,079    $    575,650
  Accounts receivable and servicing advances            350,965         329,132
  Mortgage-backed securities                          8,957,373      10,602,104
  Mortgage loans held for sale, net                   1,365,595       2,208,749
  Mortgage loans held for investment, net             5,797,801       3,479,721
  Derivative assets                                      26,323          44,594
  Mortgage servicing rights                             460,913         319,671
  Premises and equipment, net                            82,288          68,782
  Goodwill                                              111,890          99,527
  Other assets                                           53,100          26,815
                                                  -------------    ------------
      Total assets                                $  17,504,327    $ 17,754,745
                                                  =============    ============
Liabilities and Stockholders' Equity:

Liabilities:
  Warehouse lines of credit                       $   1,890,034    $  3,474,191
  Drafts payable                                          8,749          20,754
  Commercial paper                                    1,283,858       1,079,179
  Reverse repurchase agreements                       7,232,503       9,806,144
  Collateralized debt obligations                     3,484,873       1,057,906
  Payable for securities purchased                    1,221,105         261,539
  Derivative liabilities                                 40,170          16,773
  Trust preferred securities                            282,340         203,688
  Accrued expenses and other liabilities                383,585         277,476
  Notes payable                                         317,161         319,309
  Income taxes payable                                   95,808          30,770
                                                  -------------    ------------
    Total liabilities                                16,240,186      16,547,729
                                                  -------------    ------------

Stockholders' Equity:
  Preferred Stock                                       134,040         134,040
  Common Stock                                              502             496
  Additional paid-in capital                            962,903         947,512
  Retained earnings                                     245,473         203,778
  Accumulated other comprehensive loss                  (78,777)        (78,810)
                                                  -------------    ------------
    Total stockholders' equity                        1,264,141       1,207,016
                                                  -------------    ------------
      Total liabilities and stockholders' equity  $  17,504,327    $ 17,754,745
                                                  =============    ============

Total assets at September 30, 2006 were $17.5 billion, a $250.4 million decrease from $17.8 billion at December 31, 2005. . The decrease in total assets primarily reflects a decrease in mortgage-backed securities of $1.6 billion and a decrease in mortgage loans held for sale of $843.2 million, partially offset by an increase in mortgage loans held for investment of $2.3 billion. . At September 30, 2006, 51.2% of our total assets were mortgage-backed securities, 33.1% were mortgage loans held for investment and 7.8% were mortgage loans held for sale, compared to 59.7%, 19.6% and 12.4%, respectively, at December 31, 2005.

The following tables summarize our mortgage-backed securities owned at September 30, 2006 and December 31, 2005, classified by type of issuer and by ratings categories:


                                               September 30, 2006
                    ---------------------------------------------------------------------------
                                                    Securities
                      Trading Securities        Available for Sale               Total
                    ----------------------    ----------------------    -----------------------
                     Carrying    Portfolio     Carrying    Portfolio     Carrying     Portfolio
                      Value         Mix         Value         Mix          Value         Mix
                    ----------   ---------    ----------   ---------    -----------   ---------
                                              (Dollars in thousands)
Agency securities   $       --          --%   $  106,485         1.3%   $   106,485         1.2%

Privately issued:
  AAA                  296,154        34.5     7,971,179        98.4      8,267,333        92.3
  AA                    47,534         5.5         7,961         0.1         55,495         0.6
  A                    166,568        19.4         4,765         0.1        171,333         1.9
  BB                     4,650         0.5            --          --          4,650         0.1
  BBB                  132,282        15.4         1,939         0.0        134,221         1.5
  Unrated              212,164        24.7         5,692         0.1        217,856         2.4
                    ----------   ---------    ----------   ---------    -----------   ---------
Total               $  859,352       100.0%   $8,098,021       100.0%   $ 8,957,373       100.0%
                    ==========   =========    ==========   =========    ===========   =========

                                                December 31, 2005
                    ---------------------------------------------------------------------------
                                                    Securities
                      Trading Securities        Available for Sale               Total
                    ----------------------    ----------------------    -----------------------
                     Carrying    Portfolio     Carrying    Portfolio     Carrying     Portfolio
                      Value         Mix         Value         Mix          Value         Mix
                    ----------   ---------    ----------   ---------    -----------   ---------
                                              (Dollars in thousands)
Agency securities   $       --          --%   $  130,320         1.8%   $   130,320         1.2%

Privately issued:
  AAA                2,619,546        81.1     7,216,527        97.9      9,836,073        92.8
  AA                    47,253         1.5         9,989         0.1         57,242         0.5
  A                    166,507         5.2         7,558         0.1        174,065         1.6
  BBB                  164,344         5.1         3,441         0.0        167,785         1.7
  Unrated              229,418         7.1         7,201         0.1        236,619         2.2
                    ----------   ---------    ----------   ---------    -----------   ---------
Total               $3,227,068       100.0%   $7,375,036       100.0%   $10,602,104       100.0%
                    ==========   =========    ==========   =========    ===========   =========

The following tables classify our mortgage-backed securities portfolio by the type of interest rate index at September 30, 2006 and December 31, 2005:

                                                                 September 30, 2006
                                      ---------------------------------------------------------------------------
                                                                      Securities
                                        Trading Securities        Available for Sale               Total
                                      ----------------------    ----------------------    -----------------------
                                       Carrying    Portfolio     Carrying    Portfolio     Carrying     Portfolio
                                        Value         Mix         Value         Mix          Value         Mix
                                      ----------   ---------    ----------   ---------    -----------   ---------
                                                                (Dollars in thousands)
Index:
One-month LIBOR                       $  372,908        43.4%   $   58,754         0.7%   $   431,662         4.8%
Six-month LIBOR                          224,809        26.2     4,409,048        54.4      4,633,857        51.8
One-year LIBOR                           209,044        24.2     3,205,397        39.7      3,414,441        38.1
One-year constant maturity treasury          431         0.1       334,509         4.1        334,940         3.7
One-year monthly treasury average         52,160         6.1        90,313         1.1        142,473         1.6
                                      ----------   ---------    ----------   ---------    -----------   ---------
Total                                 $  859,352       100.0%   $8,098,021       100.0%   $ 8,957,373       100.0%
                                      ==========   =========    ==========   =========    ===========   =========

                                                                  December 31, 2005
                                      ---------------------------------------------------------------------------
                                                                      Securities
                                        Trading Securities        Available for Sale               Total
                                      ----------------------    ----------------------    -----------------------
                                       Carrying    Portfolio     Carrying    Portfolio     Carrying     Portfolio
                                        Value         Mix         Value         Mix          Value         Mix
                                      ----------   ---------    ----------   ---------    -----------   ---------
                                                                (Dollars in thousands)
Index:
One-month LIBOR                       $  402,311        12.5%   $   10,836         0.1%   $   413,147         3.9%
Six-month LIBOR                        2,538,016        78.6     4,838,532        65.6      7,376,548        69.6
One-year LIBOR                           218,530         6.8     2,128,376        28.9      2,346,906        22.1
One-year constant maturity treasury        2,054         0.1       397,292         5.4        399,346         3.8
One-year monthly treasury average         66,157         2.0            --          --         66,157         0.6
                                      ----------   ---------    ----------   ---------    -----------   ---------
Total                                 $3,227,068       100.0%   $7,375,036       100.0%   $10,602,104       100.0%
                                      ==========   =========    ==========   =========    ===========   =========

The following tables classify our mortgage loans held for investment and mortgage-backed securities portfolio by product type at September 30, 2006 and December 31, 2005:


                                                                  September 30, 2006
                         -----------------------------------------------------------------------------------------------------
                                                         Securities                Loans Held
                           Trading Securities        Available for Sale          for Investment                  Total
                         ----------------------    ----------------------    ----------------------    -----------------------
                          Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio     Carrying     Portfolio
                           Value         Mix         Value         Mix         Value         Mix          Value         Mix
                         ----------   ---------    ----------   ---------    ----------   ---------    -----------   ---------
                                                                 (Dollars in thousands)
Product:
ARMs less than 3 years   $  630,024        73.3%   $  377,979         4.7%   $2,659,194        45.9%   $ 3,667,197        24.9%
3/1 Hybrid ARM              154,714        18.0       169,474         2.1        50,513         0.9        374,701         2.5
5/1 Hybrid ARM               74,614         8.7     6,787,690        83.8       378,191         6.5      7,240,495        49.1
Home equity/Second               --          --       762,878         9.4       197,190         3.4        960,068         6.5
Other ARM                        --          --            --          --       446,793         7.7        446,793         3.0
Fixed rate                       --          --            --          --     2,065,920        35.6      2,065,920        14.0
                         ----------   ---------    ----------   ---------    ----------   ---------    -----------   ---------
Total                    $  859,352       100.0%   $8,098,021       100.0%   $5,797,801       100.0%   $14,755,174       100.0%
                         ==========   =========    ==========   =========    ==========   =========    ===========   =========

                                                                   December 31, 2005
                         -----------------------------------------------------------------------------------------------------
                                                         Securities                Loans Held
                           Trading Securities        Available for Sale          for Investment                  Total
                         ----------------------    ----------------------    ----------------------    -----------------------
                          Carrying    Portfolio     Carrying    Portfolio     Carrying    Portfolio     Carrying     Portfolio
                           Value         Mix         Value         Mix         Value         Mix          Value         Mix
                         ----------   ---------    ----------   ---------    ----------   ---------    -----------   ---------
                                                                 (Dollars in thousands)
Product:
ARMs less than 3 years   $  700,164        21.7%   $  487,122         6.6%   $2,628,977        75.6%   $ 3,816,263        27.1%
3/1 Hybrid ARM              194,313         6.0       262,598         3.6        11,563         0.3        468,474         3.3
5/1 Hybrid ARM            2,332,591        72.3     6,625,316        89.8       121,227         3.5      9,079,134        64.5
Home equity/Second               --          --            --          --       611,370        17.6        611,370         4.3
Other ARM                        --          --            --          --        31,862         0.9         31,862         0.2
Fixed rate                       --          --            --          --        74,722         2.1         74,722         0.6
                         ----------   ---------    ----------   ---------    ----------   ---------    -----------   ---------
Total                    $3,227,068       100.0%   $7,375,036       100.0%   $3,479,721       100.0%   $14,081,825       100.0%
                         ==========   =========    ==========   =========    ==========   =========    ===========   =========


During the three and nine months ended September 30, 2006, we purchased $1.7 billion and $3.5 billion of mortgage-backed securities, respectively.

During the three and nine months ended September 30, 2006, we sold $1.5 billion and $3.4 billion of mortgage-backed securities, respectively.

During the three and nine months ended September 30, 2006, we added $906.8 million and $3.1 billion of loans held for investment to our portfolio, respectively.

Results of Operations

The following tables present our consolidated and segment statements of income:

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                             Three Months Ended
                                                                          ---------------------------------------------------------
                                                                          Sept. 30,   June 30,    March 31,   Dec. 31,    Sept. 30,
                                                                            2006        2006        2006        2005        2005
                                                                          ---------   ---------   ---------   ---------   ---------
Net interest income:
     Interest income                                                      $ 332,875   $ 330,196   $ 300,613   $ 265,435   $ 180,038
     Interest expense                                                      (289,878)   (279,992)   (254,035)   (215,057)   (133,169)
                                                                          ---------   ---------   ---------   ---------   ---------
          Net interest income                                                42,997      50,204      46,578      50,378      46,869
                                                                          ---------   ---------   ---------   ---------   ---------
     Provision for loan losses                                               (5,365)     (3,979)     (1,311)     (2,142)         --
                                                                          ---------   ---------   ---------   ---------   ---------
          Net interest income after provision for loan losses                37,632      46,225      45,267      48,236      46,869
                                                                          ---------   ---------   ---------   ---------   ---------
Non-interest income:
     Gain on sales of mortgage loans                                        210,621     224,594     171,907      98,777     123,658
     Gain on sales of current period securitized mortgage loans                  --          --          --          --      19,960
     Gain (loss) on sales of mortgage-backed securities and derivatives       9,849         (47)       (850)     38,068       6,116
     Unrealized gain (loss) on mortgage-backed securities and derivatives     1,050      (7,730)      9,315     (44,778)    (10,965)
     Loan servicing fees                                                     43,379      30,417      24,333      26,715      21,099
     Amortization and impairment of mortgage servicing rights                    --          --          --     (18,745)     (3,478)
     Change in fair value of mortgage servicing rights:
       Due to realization of cash flows                                     (28,839)    (26,306)    (18,735)         --          --
       Due to changes in valuation assumptions, net of hedge gain (loss)    (16,799)      7,476         114          --          --
                                                                          ---------   ---------   ---------   ---------   ---------
          Net loan servicing (loss) fees                                     (2,259)     11,587       5,712       7,970      17,621
                                                                          ---------   ---------   ---------   ---------   ---------
     Other non-interest income                                                2,018       2,125       1,769       2,181       1,585
                                                                          ---------   ---------   ---------   ---------   ---------
          Non-interest income                                               221,279     230,529     187,853     102,218     157,975
                                                                          ---------   ---------   ---------   ---------   ---------
Non-interest expenses:
     Salaries, commissions and benefits, net                                105,676     103,157      99,267      95,237     101,378
     Occupancy and equipment                                                 19,228      19,763      17,970      16,459      15,328
     Data processing and communications                                       5,700       6,733       7,126       6,402       6,479
     Office supplies and expenses                                             5,346       5,145       4,332       4,612       5,024
     Marketing and promotion                                                  4,868       6,383       5,800       5,951       5,104
     Travel and entertainment                                                 7,798       7,793       6,753       6,982       4,670
     Professional fees                                                        6,076       5,013       5,331       3,586       3,744
     Other                                                                   16,588      17,192      15,882      10,946       7,360
                                                                          ---------   ---------   ---------   ---------   ---------
          Non-interest expenses                                             171,280     171,179     162,461     150,175     149,087
                                                                          ---------   ---------   ---------   ---------   ---------
Net income before income tax expense (benefit)                               87,631     105,575      70,659         279      55,757
Income tax expense (benefit)                                                 15,611      33,224      16,200     (16,419)      2,549
                                                                          ---------   ---------   ---------   ---------   ---------
Net income                                                                $  72,020   $  72,351   $  54,459   $  16,698   $  53,208
                                                                          =========   =========   =========   =========   =========
Dividends on preferred stock                                                  3,305       3,304       3,305       3,304       3,304
                                                                          ---------   ---------   ---------   ---------   ---------
Net income available to common shareholders                               $  68,715   $  69,047   $  51,154   $  13,394   $  49,904
                                                                          =========   =========   =========   =========   =========
     Per share data:
       Basic                                                              $    1.37   $    1.38   $    1.03   $    0.27   $    1.10
       Diluted                                                            $    1.36   $    1.37   $    1.02   $    0.27   $    1.09

       Weighted average number of shares - basic                             50,148      50,056      49,715      49,605      45,174
       Weighted average number of shares - diluted                           50,553      50,487      50,070      49,998      45,669

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                 Nine Months
                                                                              Ended September 30,
                                                                           ------------------------
                                                                              2006          2005
                                                                           ----------    ----------
Net interest income:
     Interest income                                                       $  963,684    $  462,250
     Interest expense                                                        (823,905)     (311,596)
                                                                           ----------    ----------
          Total net interest income                                           139,779       150,654
                                                                           ----------    ----------
     Provision for loan losses                                                (10,655)           --
                                                                           ----------    ----------
          Total net interest income after provision for loan losses           129,124       150,654
                                                                           ----------    ----------
Non-interest income:
     Gain on sales of mortgage loans                                          607,122       236,288
     Gain on sales of current period securitized mortgage loans                    --       194,256
     Gain on sales of mortgage-backed securities and derivatives                8,952        12,868
     Unrealized gain on mortgage-backed securities and derivatives              2,635        36,242
     Loan servicing fees                                                       98,129        49,381
     Amortization and impairment of mortgage servicing rights                      --       (41,790)
     Change in fair value of mortgage servicing rights:
       Due to realization of cash flows                                       (73,880)           --
       Due to changes in valuation assumptions, net of hedge gain (loss)       (9,209)           --
                                                                           ----------    ----------
          Net loan servicing fees                                              15,040         7,591
                                                                           ----------    ----------
     Other non-interest income                                                  5,912         5,594
                                                                           ----------    ----------
          Total non-interest income                                           639,661       492,839
                                                                           ----------    ----------
Non-interest expenses:
     Salaries, commissions and benefits, net                                  308,100       264,712
     Occupancy and equipment                                                   56,961        42,396
     Data processing and communications                                        19,559        18,386
     Office supplies and expenses                                              14,823        15,110
     Marketing and promotion                                                   17,051        14,360
     Travel and entertainment                                                  22,344        14,025
     Professional fees                                                         16,420        10,646
     Other                                                                     49,662        21,072
                                                                           ----------    ----------
          Total non-interest expenses                                         504,920       400,707
                                                                           ----------    ----------
Net income before income tax expense (benefit)                                263,865       242,786
Income tax expense (benefit)                                                   65,035        (1,302)
                                                                           ----------    ----------
Net income                                                                 $  198,830    $  244,088
                                                                           ==========    ==========
Dividends on preferred stock                                                    9,914         9,913
                                                                           ----------    ----------
Net income available to common shareholders                                $  188,916    $  234,175
                                                                           ==========    ==========
     Per share data:
       Basic                                                               $     3.78    $     5.58
       Diluted                                                             $     3.75    $     5.51

       Weighted average number of shares - basic                               49,975        41,973
       Weighted average number of shares - diluted                             50,363        42,471

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            MORTGAGE HOLDINGS SEGMENT
                                 (In thousands)

                                                                                Nine Months
                                                                             Ended September 30,
                                                                          ------------------------
                                                                             2006          2005
                                                                          ----------    ----------
Net interest income:
   Interest income                                                        $  531,866    $  219,906
   Interest expense                                                         (448,974)     (154,168)
                                                                          ----------    ----------
        Net interest income                                                   82,892        65,738
                                                                          ----------    ----------
   Provision for loan losses                                                  (6,239)           --
                                                                          ----------    ----------
        Net interest income after provision for loan losses                   76,653        65,738
                                                                          ----------    ----------
Non-interest income:
   Gain on sales of mortgage-backed securities and derivatives                 8,952         6,725
   Unrealized gain (loss) on mortgage-backed securities and derivatives        2,360       (41,496)
                                                                          ----------    ----------
        Non-interest income                                                   11,312       (34,771)
                                                                          ----------    ----------
Non-interest expenses:
   Salaries, commissions and benefits, net                                    10,344         6,057
   Occupancy and equipment                                                         5             5
   Data processing and communications                                            136            64
   Office supplies and expenses                                                   78             5
   Marketing and promotion                                                        11             2
   Travel and entertainment                                                       39             5
   Professional fees                                                           2,408         2,829
   Other                                                                       7,507         6,331
                                                                          ----------    ----------
        Non-interest expenses                                                 20,528        15,298
                                                                          ----------    ----------
Net income before income tax expense                                          67,437        15,669
Income tax expense                                                                --            --
                                                                          ----------    ----------
Net income                                                                $   67,437    $   15,669
                                                                          ==========    ==========
Dividends on preferred stock                                                   9,914         9,913
                                                                          ----------    ----------
Net income available to common shareholders                               $   57,523    $    5,756
                                                                          ==========    ==========

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            LOAN ORIGINATION SEGMENT
                                 (In thousands)

                                                                          Nine Months
                                                                      Ended September 30,
                                                                   ------------------------
                                                                      2006          2005
                                                                   ----------    ----------
Net interest income:
   Interest income                                                 $  431,818    $  242,344
   Interest expense                                                  (364,022)     (152,799)
                                                                   ----------    ----------
        Net interest income                                            67,796        89,545
                                                                   ----------    ----------
   Provision for loan losses                                           (4,416)           --
                                                                   ----------    ----------
        Net interest income after provision for loan losses            63,380        89,545
                                                                   ----------    ----------
Non-interest income:
   Gain on sales of mortgage loans                                    607,122       236,288
   Gain on sales of current period securitized mortgage loans              --       194,256
   Gain on sales of mortgage-backed securities and derivatives             --         6,143
   Unrealized gain on mortgage-backed securities and derivatives          275        77,738
   Other non-interest income                                            3,802         3,722
                                                                   ----------    ----------
        Non-interest income                                           611,199       518,147
                                                                   ----------    ----------
Non-interest expenses:
   Salaries, commissions and benefits, net                            286,312       250,179
   Occupancy and equipment                                             56,050        41,645
   Data processing and communications                                  19,257        17,953
   Office supplies and expenses                                        14,176        13,955
   Marketing and promotion                                             16,794        14,281
   Travel and entertainment                                            22,140        13,589
   Professional fees                                                   13,925         7,060
   Other                                                               24,750         9,439
                                                                   ----------    ----------
        Non-interest expenses                                         453,404       368,101
                                                                   ----------    ----------
Net income before income tax expense                                  221,175       239,591
Income tax expense                                                     73,628         3,777
                                                                   ----------    ----------
Net income                                                         $  147,547    $  235,814
                                                                   ==========    ==========
Dividends on preferred stock                                               --            --
                                                                   ----------    ----------
Net income available to common shareholders                        $  147,547    $  235,814
                                                                   ==========    ==========

            AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             LOAN SERVICING SEGMENT
                                 (In thousands)

                                                                              Nine Months
                                                                          Ended September 30,
                                                                         --------------------
                                                                           2006        2005
                                                                         --------    --------
Net interest income:
   Interest income                                                       $     --    $     --
   Interest expense                                                       (10,909)     (4,629)
                                                                         --------    --------
        Net interest income                                               (10,909)     (4,629)
                                                                         --------    --------
Non-interest income:
   Loan servicing fees                                                     98,129      49,381
   Amortization and impairment of mortgage servicing rights                    --     (41,790)
   Change in fair value of mortgage servicing rights
     Due to realization of cash flows                                     (73,880)         --
     Due to changes in valuation assumptions, net of hedge gain (loss)     (9,209)         --
                                                                         --------    --------
        Net loan servicing fees                                            15,040       7,591
                                                                         --------    --------
   Other non-interest income                                                2,110       1,872
                                                                         --------    --------
        Non-interest income                                                17,150       9,463
                                                                         --------    --------
Non-interest expenses:
   Salaries, commissions and benefits, net                                 11,444       8,476
   Occupancy and equipment                                                    906         746
   Data processing and communications                                         166         369
   Office supplies and expenses                                               569       1,150
   Marketing and promotion                                                    246          77
   Travel and entertainment                                                   165         431
   Professional fees                                                           87         757
   Other                                                                   17,405       5,302
                                                                         --------    --------
        Non-interest expenses                                              30,988      17,308
                                                                         --------    --------
Net income before income tax benefit                                      (24,747)    (12,474)
Income tax benefit                                                         (8,593)     (5,079)
                                                                         --------    --------
Net income                                                               $(16,154)   $ (7,395)
                                                                         ========    ========
Dividends on preferred stock                                                   --          --
                                                                         --------    --------
Net income available to common shareholders                              $(16,154)   $ (7,395)
                                                                         ========    ========

Comparison of the Three Months Ended September 30, 2006 and 2005

Overview
--------

Net income for the three months ended September 30, 2006 was $72.0 million compared to $53.2 million for the three months ended September 30, 2005, an increase of $18.8 million, or 35.4%. The increase in net income was the result of a $63.3 million increase in non-interest income, partially offset by a $22.2 million increase in non-interest expenses, a $13.0 million increase in income tax expense, a $5.4 million increase in provision for loan losses and a $3.9 million decrease in net interest income. The $63.3 million increase in non-interest income consists of an $87.0 million increase in gain on sales of mortgage loans, a $15.8 million increase in realized and unrealized gains on mortgage-backed securities and derivatives and a $0.4 million increase in other non-interest income, partially offset by a $20.0 million decrease in gain on sales of current period securitized mortgage loans and a $19.9 million decrease in net loan servicing fees in the three months ended September 30, 2006 versus the three months ended September 30, 2005.

Net Interest Income
-------------------

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the three months ended September 30, 2006 compared to the three months ended September 30, 2005:

(Dollars in thousands)                                        Three Months Ended September 30,
                                        ----------------------------------------------------------------------------
                                                        2006                                    2005
                                        ------------------------------------    ------------------------------------
                                          Average                  Average        Average                  Average
                                          Balance     Interest    Yield/Cost      Balance     Interest    Yield/Cost
                                        -----------   --------    ----------    -----------   --------    ----------
Interest earning assets:
  Mortgage-backed securities, net (1)   $ 9,272,899   $129,241          5.57%   $ 7,101,548   $ 84,560          4.76%
  Mortgage loans held for sale            6,688,543    113,098          6.76%     4,911,711     89,936          7.32%
  Mortgage loans held for investment      5,135,395     90,536          7.05%       754,057      5,542          2.94%
                                        -----------   --------                  -----------   --------
                                         21,096,837    332,875          6.31%    12,767,316    180,038          5.64%
                                        -----------   --------                  -----------   --------

Interest bearing liabilities:
  Warehouse lines of credit               5,466,151     78,741          5.76%     2,689,507     40,099          5.83%
  Commercial paper (2)                    2,404,704     31,605          5.26%     2,787,060     26,088          3.66%
  Reverse repurchase agreements (3)       8,827,655    114,458          5.19%     6,529,138     62,945          3.84%
  Collateralized debt obligations (4)     3,666,068     53,393          5.83%            --         --            --
  Trust preferred securities                274,163      6,209          9.06%        85,870      1,584          7.22%
  Notes payable                             375,069      5,472          5.84%       207,357      2,453          4.63%
                                        -----------   --------                  -----------   --------
                                         21,013,810    289,878          5.52%    12,298,932    133,169          4.24%
                                        -----------   --------                  -----------   --------
Net interest income                                   $ 42,997                                $ 46,869
                                                      ========                                ========
Interest rate spread                                                    0.79%                                   1.40%
                                                                  ==========                              ==========
Net interest margin                                                     0.82%                                   1.56%
                                                                  ==========                              ==========

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes $403 thousand of net interest income on interest rate swap agreements for the 2006 period.

(3) Includes $6.8 million of net interest income and $3.4 million of net interest expense on interest rate swap agreements for the 2006 and 2005 periods, respectively.

(4) Includes $272 thousand of net interest expense on interest rate swap agreements for the 2006 period.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the three months ended September 30, 2006 compared to the three months ended September 30, 2005:

                                     Three Months Ended September 30, 2006
                                                  Compared to
(In thousands)                       Three Months Ended September 30, 2005
                                     --------------------------------------
                                      Average       Average
                                        Rate         Volume        Total
                                     ----------    ----------    ----------
Mortgage-backed securities, net      $   15,976    $   28,705    $   44,681
Mortgage loans held for sale            (41,365)       64,527        23,162
Mortgage loans held for investment       27,981        57,013        84,994
                                     ----------    ----------    ----------
Interest income                           2,592       150,245       152,837
                                     ----------    ----------    ----------
Warehouse lines of credit                (3,469)       42,111        38,642
Commercial paper                         25,503       (19,986)        5,517
Reverse repurchase agreements            25,739        25,774        51,513
Collateralized debt obligations              --        53,393        53,393
Trust preferred securities                1,255         3,370         4,625
Notes payable                               738         2,281         3,019
                                     ----------    ----------    ----------
Interest expense                         49,766       106,943       156,709
                                     ----------    ----------    ----------
Net interest income                  $  (47,174)   $   43,302    $   (3,872)
                                     ==========    ==========    ==========


Interest Income: Interest income on mortgage-backed securities for the three months ended September 30, 2006 was $129.2 million, compared to $84.5 million for the three months ended September 30, 2005, a $44.7 million, or 52.8%, increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio and higher interest rates in the third quarter of 2006 versus the third quarter of 2005.

Interest income on our mortgage loans held for sale for the three months ended September 30, 2006 was $113.1 million, compared to $89.9 million for the three months ended September 30, 2005, an increase of $23.2 million, or 25.8%. The increase in interest income on mortgage loans held for sale was primarily the result of an increase in average volume in 2006 versus 2005 due to higher mortgage origination volume.

In June 2005, we began our strategy of holding certain loans in our investment portfolio. For the three months ended September 30, 2006, we recognized $90.5 million of interest income on loans held for investment, compared to $5.5 million for the three months ended September 30, 2005.

Interest Expense: As of September 30, 2006, we have entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and had borrowed funds from ten of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities and loans held for investment. Total interest expense on reverse repurchase agreements for the three months ended September 30, 2006 was $114.5 million, compared to interest expense for the three months ended September 30, 2005 of $63.0 million, a $51.5 million increase. The increase in reverse repurchase agreements interest expense in 2006 versus 2005 was primarily the result of an increase in average rate due to generally higher short-term interest rates in the third quarter of 2006 versus the third quarter of 2005, and an increase in borrowings used to fund the growth of our mortgage-backed securities and loans held for investment portfolio.

We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the three months ended September 30, 2006 was $78.7 million, compared to interest expense for the three months ended September 30, 2005 of $40.1 million, a

$38.6 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume in the third quarter of 2006 versus the third quarter of 2005.

In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans. Interest expense on commercial paper for the three months ended September 30, 2006 was $31.6 million, versus $26.1 million for the three months ended September 30, 2005, a $5.5 million increase. The increase in commercial paper interest expense was the result of an increase in average interest rates in the third quarter of 2006 versus the third quarter of 2005, partially offset by a decrease in average volume. The decrease in average volume in the third quarter of 2006 versus the third quarter of 2005 related to lower borrowings used to fund our loan inventory.

For the three months ended September 30, 2006, we recognized $53.4 million of interest expense on collateralized debt obligations, related to borrowings used to fund our securitizations which were accounted for as financings.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives
------------------------------------------------------------------

Gain on Sales and Securitizations of Mortgage Loans: During the three months ended September 30, 2006, gain on sales and securitizations of mortgage loans in our Loan Origination segment totaled $210.6 million, or 1.47%, of mortgage loans sold or securitized, compared to $176.5 million, or 1.42%, of mortgage loans sold or securitized during the three months ended September 30, 2005. The increase primarily reflects a $1.9 billion increase in mortgage loans sold or securitized to $14.3 billion in the third quarter of 2006 from $12.4 billion in the third quarter of 2005.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the three months ended September 30, 2006 and 2005:

Gains on Sales and Securitizations of Mortgage Loans

                                                                     Three Months
                                                                  Ended September 30,
                                                             ----------------------------
                                                                 2006            2005
                                                             ------------    ------------
(Dollars in thousands)
Gain on sales of mortgage loans                              $    210,621    $    123,658
Gain on sales of current period securitized mortgage loans             --          19,960
Gain on sales of free standing derivatives                             --             300
Unrealized gain on self-originated mortgage-backed
  securities retained in period                                        --          22,604
Unrealized gain on free standing derivatives                           --          10,012
                                                             ------------    ------------
Total gain on sales and securitizations of mortgage loans    $    210,621    $    176,534
                                                             ============    ============
    Total mortgage loans sold or securitized                 $ 14,331,910    $ 12,397,436
                                                             ============    ============
Total gain on sales and securitizations of mortgage
  loans as a % of total mortgage loans sold or securitized           1.47%           1.42%


Portfolio Gains and Losses: During the three months ended September 30, 2006, portfolio gains and losses in our Mortgage Holdings segment were a portfolio gain of $10.9 million compared to a portfolio loss of $37.8 million during the three months ended September 30, 2005. The increase in portfolio gains in the third quarter of 2006 compared to the third quarter of 2005 was the result of a $44.6 million net increase in unrealized gain on mortgage-backed securities and free standing derivatives, and a $4.0 million increase in gain on sales of mortgage-backed securities and derivatives.

The following table presents the components of portfolio gains and losses in our Mortgage Holdings segment during the three months ended September 30, 2006 and 2005:

Portfolio Gains and Losses

                                                                           Three Months
                                                                        Ended September 30,
                                                                       --------------------
                                                                         2006        2005
                                                                       --------    --------
(In thousands)
Gain on sales of mortgage-backed securities and
  derivatives                                                          $  9,849    $  5,816

Unrealized gain (loss) on mortgage-backed securities                      1,615     (60,211)
Unrealized (loss) gain on free standing derivatives                        (565)     16,630
                                                                       --------    --------
Net unrealized gain (loss) on mortgage-backed securities
  and free standing derivatives                                           1,050     (43,581)
                                                                       --------    --------
    Total portfolio gain (loss)                                        $ 10,899    $(37,765)
                                                                       ========    ========

The following table presents the components of gains on sales of mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of Gain on Sales of Mortgage-backed Securities and Derivatives

                                                                           Three Months
                                                                        Ended September 30,
                                                                       --------------------
                                                                         2006        2005
                                                                       --------    --------
(In thousands)
Gain on sales of mortgage-backed securities and derivatives            $  9,849    $  5,816
Gain on sales of free standing derivatives                                   --         300
                                                                       --------    --------
    Gain on sales of mortgage-backed securities and derivatives        $  9,849    $  6,116
                                                                       ========    ========

The following table presents the components of unrealized loss on mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of Unrealized Gain (Loss) on Mortgage-backed Securities and
  Derivatives

                                                                           Three Months
                                                                        Ended September 30,
                                                                       --------------------
                                                                         2006        2005
                                                                       --------    --------
(In thousands)
Unrealized gain on self-originated mortgage-backed securities
  retained in period                                                   $     --    $ 22,604
Unrealized gain (loss) on mortgage-backed securities                      1,615     (60,211)
Unrealized (loss) gain on free standing derivatives                        (565)     26,642
                                                                       --------    --------
Unrealized gain (loss) on mortgage-backed securities and derivatives   $  1,050    $(10,965)
                                                                       ========    ========


Net Loan Servicing Fees
-----------------------

Net loan servicing fees were a loss of $2.3 million for the three months ended September 30, 2006, compared to income of $17.6 million for the three months ended September 30, 2005.

Loan Servicing Fees: Loan servicing fees increased to $43.4 million for the three months ended September 30, 2006 from $21.1 million for the three months ended September 30, 2005, an increase of $22.3 million, or 105.6%. The increase in loan servicing fees in the third quarter of 2006 versus the third quarter of 2005 was primarily the result of an increase in loans serviced for others. At September 30, 2006, the principal amount of loans serviced for others, including loans held for sale and loans held for investment, was $43.0 billion, compared to $27.5 billion at September 30, 2005.

Change in Fair Value of MSRs: Effective at the beginning of the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS 156"), and elected the fair value option to subsequently measure our MSRs. Under the fair value option, all changes in the fair value of MSRs are reported in the consolidated statements of income. For the three months ended September 30, 2006, the change in fair value of MSRs was $45.6 million. The change in fair value of MSRs in the third quarter of 2006 includes a $28.8 million reduction in fair value due to the realization of servicing cash flows and a $23.9 million reduction due to changes in valuation assumptions, partially offset by a $7.1 million gain on MSR related hedges.

Amortization and Impairment of MSRs: Amortization and impairment of MSRs includes amortization of MSRs of $15.1 million and a temporary impairment recovery of $11.6 million for the three months ended September 30, 2005. Effective at the beginning of the first quarter of 2006, we adopted the SFAS 156 fair value option and did not recognize amortization and impairment of MSRs during the third quarter of 2006.

The following table presents the components of net loan servicing (loss) fees for the three months ended September 30, 2006 and 2005:

                                                               Three Months
                                                            Ended September 30,
                                                           --------    --------
                                                             2006        2005
                                                           --------    --------

(In thousands)
Loan servicing fees                                        $ 43,379    $ 21,099
Amortization and impairment of mortgage servicing rights         --      (3,478)
Change in fair value of mortgage servicing rights:
  Due to realization of cash flows                          (28,839)         --
  Due to changes in valuation assumptions                   (23,914)         --
  Due to gain on related hedges                               7,115          --
                                                           --------    --------
     Net loan servicing (loss) fees                        $ (2,259)   $ 17,621
                                                           ========    ========


Other Non-Interest Income
-------------------------

Other non-interest income totaled $2.0 million for the three months ended September 30, 2006 compared to $1.6 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, other non-interest income primarily includes reinsurance premiums earned totaling approximately $1.2 million, rental income of $0.4 million, and revenue from title services of $0.2 million. For the three months ended September 30, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $0.8 million, rental income of $0.4 million and revenue from title services of $0.3 million.

Non-Interest Expenses
---------------------

Our non-interest expenses for the three months ended September 30, 2006 were $171.3 million compared to $149.1 million for the three months ended September 30, 2005, an increase of $22.2 million, or 14.9%. The increase primarily reflects a $14.4 million rise in our Loan Origination segment non-interest expenses to $152.6 million, or 1.00% of total loan originations, in the third quarter of 2006, from $138.2 million, or 1.01% of total loan originations, in the third quarter of 2005.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the three months ended September 30, 2006 were $105.7 million, compared to $101.4 million for the three months ended September 30, 2005, an increase of $4.3 million, or 4.2%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 7,400 at September 30, 2006 from 6,467 at September 30, 2005.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $65.6 million for the three months ended September 30, 2006, compared to $47.7 million for the three months ended September 30, 2005, an increase of $17.9 million, or 37.5%. The increase in operating expenses in the third quarter of 2006 versus the third quarter of 2005 includes a $9.2 million increase in other non-interest expense and a $3.9 million increase in occupancy and equipment expense. The increase in other non-interest expenses in the third quarter of 2006 versus the third quarter of 2005 was primarily due to a $5.0 million increase in lender-paid private mortgage insurance and the remainder was primarily associated with our acquisition of Waterfield Financial Corporation in January 2006. The increase in occupancy and equipment expense was due to higher lease obligations and certain fixed asset expenses relating to the increased number of branches in the 2006 period.

We recognized $15.6 million of income tax expense for the three months ended September 30, 2006, compared to $2.5 million for the three months ended September 30, 2005. The increase in income tax expense in the third quarter of 2006 versus the third quarter of 2005 reflects an increase in income before income taxes relating to our taxable REIT subsidiary ("TRS").

Loan Originations
-----------------

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the three months ended September 30, 2006 were $15.3 billion compared to $13.7 billion for the three months ended September 30, 2005, an 11.5% increase. Mortgage brokers, through our wholesale loan production offices, accounted for 55% of our loan originations in the three months ended September 30, 2006 compared to 54% of our originations in the three months ended September 30, 2005. Originations conducted through our retail loan production offices and internet call center were 38% of our loan originations in the three months ended September 30, 2006 compared to 45% of our originations in the three months ended September 30, 2005. During the three months ended September 30, 2006, 7% of our loan originations were purchased from correspondents compared to 1% of our originations in the three months ended September 30, 2005.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Overview
--------

Net income for the nine months ended September 30, 2006 was $198.8 million compared to $244.1 million for the nine months ended September 30, 2005, a decrease of $45.3 million, or 18.5%. Through the third quarter of 2005, we securitized a substantial portion of our mortgage loans held for sale each quarter and had intended for each of these transactions to qualify as a sale under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Our December 2004 securitization ("Q4-04 Securitization") did not qualify as a sale at December 31, 2004 and was accounted for as a financing in accordance with SFAS 140 because we retained a small amount of securities which were benefited by derivative contracts embedded in the securitization trust. These securities were sold during the first quarter of 2005, qualifying the Q4-04 Securitization as a sale at March 31, 2005 in accordance with SFAS 140. Net income for the nine months ended September 30, 2005 includes approximately $71.4 million of revenues related to the delay in recognizing the Q4-04 Securitization as a sale into the first quarter of 2005. The decrease in net income was the result of a $104.2 million increase in non-interest expenses, a $66.3 million increase in income tax expense, a $10.9 million decrease in net interest income and a $10.7 million increase in provision for loan losses, partially offset by a $146.8 million increase in non-interest income. The $146.8 million increase in non-interest income consists of a $370.8 million increase in gain on sales of mortgage loans, a $7.5 million increase in net loan servicing fees and a $0.3 million increase in other non-interest income, partially offset by a $194.3 million decrease in gain on sales of current period securitized mortgage loans and a $37.5 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.

Net Interest Income
-------------------

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

(Dollars in thousands)                                        Nine Months Ended September 30,
                                        --------------------------------------------------------------------------
                                                        2006                                   2005
                                        -----------------------------------    -----------------------------------
                                          Average                 Average        Average                 Average
                                          Balance     Interest   Yield/Cost      Balance     Interest   Yield/Cost
                                        -----------   --------   ----------    -----------   --------   ----------
Interest earning assets:
  Mortgage-backed securities, net (1)   $ 9,561,135   $394,832         5.51%   $ 6,591,006   $219,906         4.45%
  Mortgage loans held for sale            7,076,364    342,553         6.45%     5,002,432    236,802         6.31%
  Mortgage loans held for investment      4,369,363    226,299         6.91%       251,338      5,542         2.94%
                                        -----------   --------                 -----------   --------
                                         21,006,862    963,684         6.12%    11,844,776    462,250         5.20%
                                        -----------   --------                 -----------   --------

Interest bearing liabilities:
  Warehouse lines of credit (2)           6,102,133    249,954         5.46%     2,002,754     77,642         5.11%
  Commercial paper (3)                    2,493,043     92,403         4.94%     1,947,314     46,906         3.18%
  Reverse repurchase agreements (4)       9,027,504    344,460         5.09%     6,573,306    161,906         3.29%
  Collateralized debt obligations (5)     2,567,701    106,254         5.52%       655,083     16,766         3.37%
  Trust preferred securities                243,344     15,724         8.62%        37,912      2,066         7.19%
  Notes payable                             350,585     15,110         5.75%       182,563      6,310         4.56%
                                        -----------   --------                 -----------   --------
                                         20,784,310    823,905         5.29%    11,398,932    311,596         3.60%
                                        -----------   --------                 -----------   --------

Net interest income                                   $139,779                               $150,654
                                                      ========                               ========
Interest rate spread                                                   0.83%                                  1.60%
                                                                 ==========                             ==========
Net interest margin                                                    0.89%                                  1.73%
                                                                 ==========                             ==========

(1) The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.

(2) Includes $2.8 million of net interest expense on interest rate swap agreements for the 2005 period.

(3) Includes $661 thousand of net interest income on interest rate swap agreements for the 2006 period.

(4) Includes $2.6 million and $13.9 million of net interest expense on interest rate swap agreements for the 2006 and 2005 periods, respectively.

(5) Includes $679 thousand of net interest expense on interest rate swap agreements for the 2006 period.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

                                     Nine Months Ended September 30, 2006
                                                  Compared to
(In thousands)                       Nine Months Ended September 30, 2005
                                     -------------------------------------
                                      Average       Average
                                        Rate         Volume       Total
                                     ----------    ----------   ----------
Mortgage-backed securities, net      $   60,490    $  114,436   $  174,926
Mortgage loans held for sale              5,372       100,379      105,751
Mortgage loans held for investment       30,122       190,635      220,757
                                     ----------    ----------   ----------
Interest income                          95,984       405,450      501,434
                                     ----------    ----------   ----------
Warehouse lines of credit                 5,543       166,769      172,312
Commercial paper                         30,236        15,261       45,497
Reverse repurchase agreements           108,507        74,047      182,554
Collateralized debt obligations          15,998        73,490       89,488
Trust preferred securities                1,550        12,108       13,658
Notes payable                             1,948         6,852        8,800
                                     ----------    ----------   ----------
Interest expense                        163,782       348,527      512,309
                                     ----------    ----------   ----------
Net interest income                  $  (67,798)   $   56,923   $  (10,875)
                                     ==========    ==========   ==========

Interest Income: Interest income on mortgage-backed securities for the nine months ended September 30, 2006 was $394.8 million, compared to $219.9 million for the nine months ended September 30, 2005, a $174.9 million, or 79.5%, increase. This increase reflects primarily the growth of our mortgage-backed securities portfolio and higher interest rates in 2006 versus 2005.

Interest income on our mortgage loans held for sale for the nine months ended September 30, 2006 was $342.6 million, compared to $236.7 million for the nine months ended September 30, 2005, an increase of $105.9 million, or 44.7%. The increase in interest income on mortgage loans held for sale was primarily the result of an increase in average volume in 2006 versus 2005 due to higher mortgage origination volume, and higher interest rates in 2006 versus 2005.

In June 2005, we began our strategy of holding certain loans in our investment portfolio. For the nine months ended September 30, 2006, we recognized $226.3 million of interest income on loans held for investment, compared to $5.7 million for the nine months ended September 30, 2005.

Interest Expense: As of September 30, 2006, we have entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and had borrowed funds from ten of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities and loans held for investment. Total interest expense on reverse repurchase agreements for the nine months ended September 30, 2006 was $344.5 million, compared to interest expense for the nine months ended September 30, 2005 of $161.9 million, a $182.6 million increase. The increase in reverse repurchase agreements interest expense in 2006 versus 2005 was primarily the result of an increase in average rate due to generally higher short-term interest rates in 2006 versus 2005, and an increase in borrowings used to fund the growth of our mortgage-backed securities and loans held for investment portfolio.

We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note ("SLN"), program. Interest expense on warehouse lines of credit for the nine months ended September 30, 2006 was $250.0 million, compared to interest expense for the nine months ended September 30, 2005 of $77.7 million, a $172.3 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in 2006 versus 2005.

In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans. Interest expense on commercial paper for the nine months ended September 30, 2006 was $92.4 million, versus $46.9 million for the nine months ended September 30, 2005, a $45.5 million increase. The increase in commercial paper interest expense was the result of an increase in average interest rates in 2006 versus 2005 and an increase in average volume. The increase in average volume in 2006 versus 2005 related to higher borrowings used to fund our loan inventory. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

Interest expense on collateralized debt obligations for the nine months ended September 30, 2006 was $106.3 million, compared to interest expense for the nine months ended September 30, 2005 of $16.8 million, an $89.5 million increase. The increase in collateralized debt obligation interest expense was the result of an increase in average volume and an increase in average interest rates in 2006 versus 2005. The increase in average volume in 2006 versus 2005 related to higher borrowings used to fund our securitizations which were accounted for as financings.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives
------------------------------------------------------------------

Gain on Sales and Securitizations of Mortgage Loans: During the nine months ended September 30, 2006, gain on sales and securitizations of mortgage loans in our Loan Origination segment totaled $607.4 million, or 1.46%, of mortgage loans sold or securitized, compared to $514.4 million, or 1.55%, of mortgage loans sold or securitized during the nine months ended September 30, 2005. The increase primarily reflects an $8.6 billion increase in mortgage loans sold or securitized to $41.7 billion in the first nine months of 2006 from $33.1 billion in the first nine months of 2005. The 2005 period includes $43.4 million recognized in connection with the Q4-04 Securitization.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the nine months ended September 30, 2006 and 2005:

Gains on Sales and Securitizations of Mortgage Loans

                                                                         Nine Months
                                                                     Ended September 30,
                                                                ----------------------------
                                                                    2006            2005
                                                                ------------    ------------
(Dollars in thousands)
Gain on sales of mortgage loans                                 $    607,122    $    236,288
Gain on sales of current period securitized mortgage loans                --         194,256
Gain on sales of free standing derivatives                                --           6,143
Unrealized gain on self-originated mortgage-backed securities
  retained in period                                                      --          72,806
Unrealized gain on free standing derivatives                             275           4,932
                                                                ------------    ------------
Total gain on sales and securitizations of mortgage loans       $    607,397    $    514,425
                                                                ============    ============

Total mortgage loans sold or securitized                        $ 41,693,619    $ 33,101,422
                                                                ============    ============

Total gain on sales and securitizations of mortgage
  loans as a % of total mortgage loans sold or securitized              1.46%           1.55%

Portfolio Gains and Losses: During the nine months ended September 30, 2006, portfolio gains and losses in our Mortgage Holdings segment were a portfolio gain of $11.3 million compared to a portfolio loss of $34.8 million during the nine months ended September 30, 2005. The increase in portfolio gains in the first nine months of 2006 compared to the first nine months of 2005 was the result of a $43.9 million net increase in unrealized gain on mortgage-backed securities and free standing derivatives and a $2.2 million increase in gain on sales of mortgage-backed securities and derivatives.

The following table presents the components of portfolio gains and losses in our Mortgage Holdings segment during the nine months ended September 30, 2006 and 2005:

Portfolio Gains and Losses

                                                      Nine Months
                                                   Ended September 30,
                                                  --------------------
                                                    2006       2005
                                                  --------   --------
(In thousands)
Gain on sales of mortgage-backed securities
  and derivatives                                 $  8,952   $  6,725

Unrealized loss on mortgage-backed securities      (11,982)   (65,640)
Unrealized gain on free standing derivatives        14,342     24,144
                                                  --------   --------
Net unrealized gain (loss) on mortgage-backed
  securities and free standing derivatives           2,360    (41,496)
                                                  --------   --------
   Total portfolio gain (loss)                    $ 11,312   $(34,771)
                                                  ========   ========


The following table presents the components of gain on sales of mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of Gain on Sales of Mortgage-backed Securities and Derivatives

                                                      Nine Months
                                                   Ended September 30,
                                                  --------------------
                                                    2006       2005
                                                  --------   --------
(In thousands)
Gain on sales of mortgage-backed securities
  and derivatives                                 $  8,952   $  6,725
Gain on sales of free standing derivatives              --      6,143
                                                  --------   --------
    Gain on sales of mortgage-backed securities
    and derivatives                               $  8,952   $ 12,868
                                                  ========   ========


The following table presents the components of unrealized gain on mortgage-backed securities and derivatives shown in our consolidated statements of income:


Components of Unrealized Gain on Mortgage-backed Securities and Derivatives

                                                      Nine Months
                                                   Ended September 30,
                                                  --------------------
                                                    2006       2005
                                                  --------   --------
(In thousands)
Unrealized gain on self-originated
mortgage-backed securities retained in period     $     --   $ 72,806
Unrealized loss on mortgage-backed securities      (11,982)   (65,640)
Unrealized gain on free standing derivatives        14,617     29,076
                                                  --------   --------
Unrealized gain on mortgage-backed
securities and derivatives                        $  2,635   $ 36,242
                                                  ========   ========

Net Loan Servicing Fees
-----------------------

Net loan servicing fees were $15.0 million for the nine months ended September 30, 2006 compared to $7.6 million for the nine months ended September 30, 2005.

Loan Servicing Fees: Loan servicing fees increased to $98.1 million for the nine months ended September 30, 2006 from $49.4 million for the nine months ended September 30, 2005, an increase of $48.7 million, or 98.7%. The increase in loan servicing fees in the first nine months of 2006 versus the first nine months of 2005 was primarily the result of an increase in loans serviced for others. At September 30, 2006, the principal amount of loans serviced for others, including loans held for sale and loans held for investment, was $43.0 billion, compared to $27.5 billion at September 30, 2005.

Change in Fair Value of MSRs: Effective at the beginning of the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS 156"), and elected the fair value option to subsequently measure our MSRs. Under the fair value option, all changes in the fair value of MSRs are reported in the consolidated statements of income. For the nine months ended September 30, 2006, the change in fair value of MSRs was $83.1 million. The change in fair value of MSRs in the first nine months of 2006 includes a $73.9 million reduction in fair value due to the realization of servicing cash flows and a $16.3 million reduction due to changes in valuation assumptions, partially offset by a $7.1 million gain on MSR related hedges.

Amortization and Impairment of MSRs: Amortization and impairment of MSRs includes amortization of MSRs of $36.4 million and a temporary impairment provision of $5.4 million for the nine months ended September 30, 2005. Effective at the beginning of the first quarter of 2006, we adopted the SFAS 156 fair value option and did not recognize amortization and impairment of MSRs during the first nine months of 2006.

The following table presents the components of net loan servicing fees for the nine months ended September 30, 2006 and 2005:

                                                                Nine Months
                                                            Ended September 30,
                                                           --------------------
                                                             2006        2005
                                                           --------    --------
(In thousands)
Loan servicing fees                                        $ 98,129    $ 49,381
Amortization and impairment of mortgage servicing rights         --     (41,790)
Change in fair value of mortgage servicing rights:
  Due to realization of cash flows                          (73,880)         --
  Due to changes in valuation assumptions                   (16,324)         --
  Due to gain on related hedges                               7,115          --
                                                           --------    --------
     Net loan servicing fees                               $ 15,040    $  7,591
                                                           ========    ========

Other Non-Interest Income
-------------------------

Other non-interest income totaled $5.9 million for the nine months ended September 30, 2006 compared to $5.6 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, other non-interest income primarily includes reinsurance premiums earned totaling approximately $3.2 million, rental income of $1.0 million, revenue from title services of $0.5 million and other fee income of $0.4 million. For the nine months ended September 30, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $3.2 million, rental income of $1.1 million and revenue from title services of $0.9 million.

Non-Interest Expenses
---------------------

Our non-interest expenses for the nine months ended September 30, 2006 were $504.9 million compared to $400.7 million for the nine months ended September 30, 2005, an increase of $104.2 million, or 26.0%. The increase primarily reflects an $85.3 million rise in our Loan Origination segment non-interest expenses to $453.4 million, or 1.05% of total loan originations in the first nine months of 2006, from $368.1 million, or 1.16% of total loan originations in the first nine months of 2005.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the nine months ended September 30, 2006 were $308.1 million, compared to $264.7 million for the nine months ended September 30, 2005, an increase of $43.4 million, or 16.4%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 7,400 at September 30, 2006 from 6,467 at September 30, 2005.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $196.8 million for the nine months ended September 30, 2006, compared to $136.0 million for the nine months ended September 30, 2005, an increase of $60.8 million, or 44.7%. The increase in operating expenses in the first nine months of 2006 versus the first nine months of 2005 includes a $28.6 million increase in other non-interest expense and a $14.6 million increase in occupancy and equipment expense. The increase in other non-interest expenses in the first nine months of 2006 versus the first nine months of 2005 was primarily due to a $9.1 million increase in lender-paid private mortgage insurance, an $8.0 million increase in reserves associated with our servicing assets, and the remainder was primarily associated with our acquisition of Waterfield Financial Corporation in January 2006. The increase in occupancy and equipment expense was due to higher lease obligations and certain fixed asset expenses relating to the increased number of branches in the 2006 period.

We recognized $65.0 million of income tax expense for the nine months ended September 30, 2006, compared to a $1.3 million income tax benefit for the nine months ended September 30, 2005. The increase in income tax expense in the first nine months of 2006 versus the first nine months of 2005 reflects an increase in income before income taxes relating to our taxable REIT subsidiary ("TRS").

Loan Originations
-----------------

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the nine months ended September 30, 2006 were $43.4 billion compared to $31.7 billion for the nine months ended September 30, 2005, a 36.7% increase. Mortgage brokers, through our wholesale loan production offices, accounted for 56% of our loan originations in the nine months ended September 30, 2006 compared to 52% of our originations in the nine months ended September 30, 2005. Originations conducted through our retail loan production offices and internet call center were 38% of our loan originations in the nine months ended September 30, 2006 compared to 47% of our originations in the nine months ended September 30, 2005. During the nine months ended September 30, 2006, 6% of our loan originations were purchased from correspondents compared to 1% of our originations in the nine months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with seventeen different financial institutions and had borrowed funds from ten of these counterparties. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of September 30, 2006, we had $7.2 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 5.39% before the impact of interest rate swaps and a weighted-average remaining maturity of 1.1 years.

We issue adjustable-rate collateralized debt obligations to finance certain portions of our mortgage loans held for investment. The collateralized debt obligations are collateralized by adjustable-rate mortgage ("ARM") loans that have been placed in a trust. As of September 30, 2006, our collateralized debt obligations had a balance of $3.5 billion and an effective interest cost of 5.55%.

To originate a mortgage loan, we draw against either a $3.3 billion SLN commercial paper program, a $2.0 billion pre-purchase facility with UBS Real Estate Securities Inc. ("UBS"), a facility of $2.5 billion with Bear Stearns, a $1.3 billion bank syndicated facility led by Bank of America, N.A. (which includes a $437.5 million term loan facility which we use to finance our MSRs), a facility of $750 million with Morgan Stanley Bank ("Morgan Stanley"), a facility of $125 million with J.P. Morgan Chase, a $750 million facility with IXIS Real Estate Capital, Inc. ("IXIS"), a $350 million facility with Credit Suisse First Boston Mortgage Capital LLC, and a $1.4 billion syndicated facility led by Calyon New York Branch ("Calyon"). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. In addition, we have gestation facilities with UBS, Greenwich Capital Financial Products, Inc. ("Greenwich"), Societe Generale, and Deutsche Bank ("Deutsche"). These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of our liabilities to our tangible net worth. At November 3, 2006, the aggregate outstanding balance under the commercial paper program was $2.7 billion, the aggregate outstanding balance under the warehouse facilities was $4.6 billion, the aggregate outstanding balance in drafts payable was $14.0 million and the aggregate maximum amount available for additional borrowings was $4.5 billion.

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

In addition, under our warehouse facilities, we generally cannot continue to finance a mortgage loan that we hold if:

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

As of September 30, 2006, our aggregate warehouse facility borrowings were $1.9 billion (including $44.0 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $8.7 million, compared to $3.5 billion in aggregate warehouse facility borrowings (including $21.6 million of borrowings under a working capital sub-limit), and outstanding drafts payable of $20.8 million as of December 31, 2005. As of September 30, 2006, our loans held for investment were $5.8 billion and our loans held for sale were $1.4 billion compared to loans held for investment of $3.5 billion and loans held for sale of $2.2 billion as of December 31, 2005.

In addition to the warehouse facilities, we have purchase and sale agreements with UBS, Greenwich, Societe Generale, and Deutsche. These agreements allow us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facilities. Aggregate amounts sold and being held under these agreements as of September 30, 2006 and December 31, 2005 were $3.6 billion and $3.2 billion, respectively. Aggregate amounts so held under these agreements at November 3, 2006 were $2.5 billion. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

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

We also have a $438 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on August 9, 2007, but we have an option to extend the term for twelve additional months at a higher interest rate. We expect to renew the term loan facility at similar or better terms prior to the expiration date. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At September 30, 2006 and December 31, 2005, borrowings under our term loan facility were $201.0 million and $206.2 million, respectively.

Cash and cash equivalents decreased to $298.1 million as of September 30, 2006 from $575.7 million as of December 31, 2005.

Our primary sources of cash and cash equivalents during the nine months ended September 30, 2006 were as follows:

o $41.6 billion of proceeds from principal received from sales of mortgage loans held for sale;

o $3.4 billion of principal proceeds from sales of mortgage-backed securities;

o     $2.4 billion increase in collateralized debt obligations; and

o     $1.7 billion of principal repayments of mortgage-backed securities.

Our primary uses of cash and cash equivalents during the nine months ended September 30, 2006 were as follows:

o     $43.4 billion of origination of mortgage loans;

o     $3.5 billion of purchases of mortgage-backed securities;

o     $2.6 million decrease in reverse repurchase agreements, net; and

o     $1.6 billion decrease in warehouse lines of credit, net.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at September 30, 2006:

                                               Less than
                                    Total        1 Year     1 - 3 Years   3 - 5 Years   After 5 Years
                                  ----------   ----------   -----------   -----------   -------------
(In thousands)
Warehouse liabilities             $1,890,034   $1,890,034   $        --   $        --   $          --
Commercial paper                   1,283,858    1,283,858            --            --              --
Reverse repurchase agreements      7,232,503    1,204,850     6,027,653            --              --
Collateralized debt obligations    3,484,873      377,913     2,108,558       804,678         193,724
Trust preferred securities           282,340           --            --            --         282,340
Notes payable                        317,161      205,463        65,993        22,197          23,508
Operating leases                     144,090       20,512        67,007        35,625          20,946

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

Movements in interest rates also impact the value of MSRs. When interest rates decline, the loans underlying the MSRs are generally expected to prepay faster, which reduces the market value of the MSRs. To reduce the sensitivity of earnings to interest rate and market value fluctuations, we may use free-standing derivatives (economic hedges) to hedge the risk of changes in the fair value of MSRs, with the resulting gains or losses reflected in income. Changes in the fair value of the MSRs from changing mortgage interest rates are generally offset by gains or losses in the fair value of the derivatives depending on the amount of MSRs we hedge. We may choose not to fully hedge MSRs, partly because origination volume tends to act as a natural hedge. For example, as interest rates decline, servicing values decrease and fees from origination volume tend to increase. Conversely, as interest rates increase, the fair value of the MSRs increases, while fees from origination volume tend to decline.

The Company enters into interest rate swap agreements to manage its interest rate exposure when financing its ARM loans and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. The Company's ARM loans and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company's mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a swap agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These swap agreements have the effect of converting the Company's variable-rate debt into fixed-rate debt over the life of the swap agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company's variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company's mortgage-backed securities. The Company's duration gap was approximately one month on September 30, 2006.

The following tables summarize the Company's interest rate sensitive instruments as of September 30, 2006 and December 31, 2005:

                                              September 30, 2006
                                          ---------------------------
                                            Carrying      Estimated
                                             Amount       Fair Value
                                          ------------   ------------

Assets:
Mortgage-backed securities                $  8,957,373   $  8,957,373
Derivative assets (1)                           26,323         96,686
Mortgage loans held for sale, net            1,365,595      1,397,843
Mortgage loans held for investment, net      5,797,801      5,912,358
Mortgage servicing rights                      460,913        460,913

Liabilities:
Reverse repurchase agreements             $  7,232,503   $  7,232,534
Collateralized debt obligations              3,484,873      3,486,483
Derivative liabilities                          40,170         40,170

                                               December 31, 2005
                                          ---------------------------
                                            Carrying      Estimated
                                             Amount       Fair Value
                                          ------------   ------------

Assets:
Mortgage-backed securities                $ 10,602,104   $ 10,602,104
Derivative assets (1)                           44,594         96,176
Mortgage loans held for sale, net            2,208,749      2,224,234
Mortgage loans held for investment, net      3,479,721      3,529,844
Mortgage servicing rights                      319,671        320,827

Liabilities:
Reverse repurchase agreements             $  9,806,144   $  9,805,640
Collateralized debt obligations              1,057,906      1,057,906
Derivative liabilities                          16,773         16,773

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

Changes in fair value that are stated in the table below are derived based upon assuming immediate and equal changes to market interest rates of various maturities. The base or current interest rate curve is adjusted by the levels shown below:

                                                                                September 30, 2006
                                                                   --------------------------------------------
                                                                     -100        -50         +50         +100
                                                                    Basis       Basis       Basis       Basis
(In thousands)                                                      Points      Points      Points      Points
                                                                   --------    --------    --------    --------
Changes in fair value of mortgage-backed securities, net of the
   related financing and hedges                                    $(51,781)   $(15,683)   $ (2,289)   $(20,112)

Changes in fair value of mortgage loans held for sale and
   interest rate lock commitments, net of the related financing
   and hedges                                                       (10,151)     (4,921)     (3,280)    (10,689)

Changes in fair value of mortgage loans held for investment, net
   of the related financing and hedges                                6,278       5,698      (1,159)     (8,145)

Changes in fair value of mortgage servicing rights, net of the
   related financing and hedges                                     (24,902)    (11,860)      4,021       2,782

                                                                   --------    --------    --------    --------
Net change                                                         $(80,556)   $(26,766)   $ (2,707)   $(36,164)
                                                                   ========    ========    ========    ========

                                     ITEM 4.

                             CONTROLS AND PROCEDURES

Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this quarterly report. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the third quarter of 2006.

                            PART II-OTHER INFORMATION

                                     ITEM 1.

                                LEGAL PROCEEDINGS

                                      None.

                                    ITEM 1A.

                                  RISK FACTORS

There have been no material changes during the quarter ended September 30, 2006 to the risk factors previously disclosed in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

                                     ITEM 2.

           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                      None.

                                     ITEM 3.

                         DEFAULTS UPON SENIOR SECURITIES

                                      None.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.

                                     ITEM 5.

                                OTHER INFORMATION

                                      None.

                                     ITEM 6.

                                    EXHIBITS

          The following exhibits are filed with this Quarterly Report on Form 10-Q:

            Exhibit No.                          Description
            -----------     ---------------------------------------------------
            10.1        --  Master Repurchase Agreement, dated as of September
                            13, 2006, by and among American Home Mortgage Corp.,
                            American Home Mortgage Acceptance, Inc., American
                            Home Mortgage Servicing, Inc., American Home
                            Mortgage Investment Corp., American Home Mortgage
                            Holdings, Inc. and Credit Suisse First Boston
                            Mortgage Capital LLC.
            10.2        --  Guaranty, dated as of September 13, 2006, by
                            American Home Mortgage Holdings, Inc. in favor of
                            Credit Suisse First Boston Mortgage Capital LLC.
            10.3        --  Custodial Agreement, dated as of September 13, 2006,
                            by and among American Home Mortgage Corp., American
                            Home Mortgage Acceptance, Inc., American Home
                            Mortgage Servicing, Inc., American Home Mortgage
                            Investment Corp., Credit Suisse First Boston
                            Mortgage Capital LLC and Deutsche Bank National
                            Trust Company.
            10.4        --  Whole Loan Purchase and Sale Agreement, dated as of
                            September 22, 2006, by and among American Home
                            Mortgage Corp., American Home Mortgage Investment
                            Corp., American Home Mortgage Servicing, Inc., Aspen
                            Funding Corp., Gemini Securitization Corp., LLC,
                            Newport Funding Corp. and Sedona Capital Funding
                            Corp., LLC.
            10.5        --  Whole Loan Custodial Agreement, dated as of
                            September 22, 2006, by and among American Home
                            Mortgage Corp., American Home Mortgage Investment
                            Corp., American Home Mortgage Servicing, Inc., Aspen
                            Funding Corp., Gemini Securitization Corp., LLC,
                            Newport Funding Corp., Sedona Capital Funding Corp.,
                            LLC and  Deutsche Bank National Trust Company.
            10.6        --  Amendment No. 1, dated as of September 29, 2006, to
                            the Third Amended and Restated Master Repurchase
                            Agreement, dated as of July 15, 2005, by and among American Home Mortgage Corp., American Home Mortgage
                            Investment Corp., American Home Mortgage Acceptance,
                            Inc., American Home Mortgage Servicing, Inc. and
                            IXIS Real Estate Capital Inc.
            10.7        --  Mortgage Loan Purchase and Sale Agreement, dated as
                            of October 16, 2006, by and among American Home
                            Mortgage Corp., American Home Mortgage Servicing,
                            Inc., the entities party thereto as conduit purchasers, committed purchasers and funding agents and Societe Generale, as Administrative Agent.
            10.8        --  Performance Guaranty, dated as of October 16, 2006,
                            by American Home Mortgage Holdings, Inc. and
                            American Home Mortgage Investment Corp. in favor of
                            Societe Generale, as Administrative Agent for the purchasers party to the Mortgage Loan Purchase and Sale Agreement, dated as of October 16, 2006.
            10.9        --  Custodial Agreement, dated as of October 16, 2006,
                            by and among American Home Mortgage Corp., American
                            Home Mortgage Servicing, Inc., Societe Generale and
                            Deutsche Bank National Trust Company.
            31.1        --  Certification of Chief Executive Officer pursuant to
                            Rule 13a-14(a) or 15(d)-14(a) of the Securities
                            Exchange Act of 1934, as adopted pursuant to Section
                            302 of the Sarbanes-Oxley Act of 2002.
            31.2        --  Certification of Chief Financial Officer pursuant to
                            Rule 13a-14(a) or 15(d)-14(a) of the Securities
                            Exchange Act of 1934, as adopted pursuant to Section
                            302 of the Sarbanes-Oxley Act of 2002.
            32.1        --  Certification of Chief Executive Officer pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.
            32.2        --  Certification of Chief Financial Officer pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN HOME MORTGAGE INVESTMENT CORP.

                                    (Registrant)

Date:    November 9, 2006           By:   /s/ Michael Strauss
                                       -----------------------------------------
                                       Michael Strauss
                                       Chairman, Chief Executive Officer
                                       and President

Date:    November 9, 2006           By:   /s/ Stephen A. Hozie
                                       -----------------------------------------
                                       Stephen A. Hozie
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                                INDEX TO EXHIBITS

            Exhibit No.                          Description
            -----------     ---------------------------------------------------
            10.1        --  Master Repurchase Agreement, dated as of September
                            13, 2006, by and among American Home Mortgage Corp.,
                            American Home Mortgage Acceptance, Inc., American
                            Home Mortgage Servicing, Inc., American Home
                            Mortgage Investment Corp., American Home Mortgage
                            Holdings, Inc. and Credit Suisse First Boston
                            Mortgage Capital LLC.
            10.2        --  Guaranty, dated as of September 13, 2006, by
                            American Home Mortgage Holdings, Inc. in favor of
                            Credit Suisse First Boston Mortgage Capital LLC.
            10.3        --  Custodial Agreement, dated as of September 13, 2006,
                            by and among American Home Mortgage Corp., American
                            Home Mortgage Acceptance, Inc., American Home
                            Mortgage Servicing, Inc., American Home Mortgage
                            Investment Corp., Credit Suisse First Boston
                            Mortgage Capital LLC and Deutsche Bank National
                            Trust Company.
            10.4        --  Whole Loan Purchase and Sale Agreement, dated as of
                            September 22, 2006, by and among American Home
                            Mortgage Corp., American Home Mortgage Investment
                            Corp., American Home Mortgage Servicing, Inc., Aspen
                            Funding Corp., Gemini Securitization Corp., LLC,
                            Newport Funding Corp. and Sedona Capital Funding
                            Corp., LLC.
            10.5        --  Whole Loan Custodial Agreement, dated as of
                            September 22, 2006, by and among American Home
                            Mortgage Corp., American Home Mortgage Investment
                            Corp., American Home Mortgage Servicing, Inc., Aspen
                            Funding Corp., Gemini Securitization Corp., LLC,
                            Newport Funding Corp., Sedona Capital Funding Corp.,
                            LLC and  Deutsche Bank National Trust Company.
            10.6        --  Amendment No. 1, dated as of September 29, 2006, to
                            the Third Amended and Restated Master Repurchase
                            Agreement, dated as of July 15, 2005, by and among American Home Mortgage Corp., American Home Mortgage
                            Investment Corp., American Home Mortgage Acceptance,
                            Inc., American Home Mortgage Servicing, Inc. and
                            IXIS Real Estate Capital Inc.
            10.7        --  Mortgage Loan Purchase and Sale Agreement, dated as
                            of October 16, 2006, by and among American Home
                            Mortgage Corp., American Home Mortgage Servicing,
                            Inc., the entities party thereto as conduit purchasers, committed purchasers and funding agents and Societe Generale, as Administrative Agent.
            10.8        --  Performance Guaranty, dated as of October 16, 2006,
                            by American Home Mortgage Holdings, Inc. and
                            American Home Mortgage Investment Corp. in favor of
                            Societe Generale, as Administrative Agent for the purchasers party to the Mortgage Loan Purchase and Sale Agreement, dated as of October 16, 2006.
            10.9        --  Custodial Agreement, dated as of October 16, 2006,
                            by and among American Home Mortgage Corp., American
                            Home Mortgage Servicing, Inc., Societe Generale and
                            Deutsche Bank National Trust Company.
            31.1        --  Certification of Chief Executive Officer pursuant to
                            Rule 13a-14(a) or 15(d)-14(a) of the Securities
                            Exchange Act of 1934, as adopted pursuant to Section
                            302 of the Sarbanes-Oxley Act of 2002.
            31.2        --  Certification of Chief Financial Officer pursuant to
                            Rule 13a-14(a) or 15(d)-14(a) of the Securities
                            Exchange Act of 1934, as adopted pursuant to Section
                            302 of the Sarbanes-Oxley Act of 2002.
            32.1        --  Certification of Chief Executive Officer pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.
            32.2        --  Certification of Chief Financial Officer pursuant
                            to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.