Form 10-K
period 2006-12-31
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2007-03-01
CIK 1256536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission File Number 001-31916

AMERICAN HOME MORTGAGE INVESTMENT CORP.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-0103914
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

538 Broadhollow Road, Melville, New York 11747

(Address of Principal Executive Offices) (Zip Code)

(516) 949-3900

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.66 billion (computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006). For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of common stock held by affiliates.

As of February 22, 2007, the registrant had 50,222,899 outstanding shares of common stock, par value $0.01 per share, which is the registrant’s only class of common stock.

Documents Incorporated By Reference:

The information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2006.

PART I

SPECIAL NOTES OF CAUTION

Cautionary Note Regarding Forward-Looking Statements

This report, including, but not limited to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements within the meaning of the federal securities laws. Some of the forward-looking statements can be identified by the use of forward-looking words. When used in this report, statements that are not historical in nature, including, but not limited to, the words “anticipate,” “may,” “estimate,” “should,” “seek,” “expect,” “plan,” “believe,” “intend,” and similar words, or the negatives of those words, are intended to identify forward-looking statements. In addition, statements that contain a projection of revenues, earnings (loss), capital expenditures, dividends, capital structure or other financial terms are intended to be forward-looking statements. Certain statements regarding the following particularly are forward-looking in nature:

•	our business strategy;

•	future performance, developments, market forecasts or projected dividends;

•	projected acquisitions or joint ventures; and

•	projected capital expenditures.

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

The forward-looking statements in this report are based on our management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to it. These statements are not statements of historical fact and are not guarantees of future performance, events or results. Forward-looking statements are subject to a number of factors, risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial position. These factors include, without limitation, those factors set forth in Item 1A of this report, entitled “Risk Factors,” as well as general economic, political, market, financial or legal conditions and any other factors, risks and uncertainties discussed in filings we make with the Securities and Exchange Commission (“SEC”).

In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report might not occur, and we qualify any and all of our forward-looking statements entirely by these cautionary factors. You are cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ from expectations. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

ITEM 1. BUSINESS

American Home Mortgage Investment Corp., a Maryland corporation (“AHM Investment” and, collectively with its subsidiaries, the “Company,” “we” or “us”), is in the business of investing in mortgage-backed securities and mortgage loans resulting from the securitization of residential mortgage loans that its subsidiaries originate and service. We also invest in securitized mortgage loans originated by others. Most of our portfolio consists of securitized adjustable-rate mortgage loans, or ARM loans, that are of prime and alternate “A” quality. Our aim is to earn interest income, net of interest expense, sufficient to meet our obligations and distribute dividends to our stockholders. An important element of our business strategy is self-originating many of the securitized loans in which we invest, so as to acquire those loans at a lower cost than would be required to purchase similar loans in the capital markets. If we can invest in securitized loans produced at a low cost, we expect that our net interest income from those loans will be enhanced. In addition to investing in securitized mortgage loans, we also are in the businesses of originating and selling mortgage loans to institutional investors for a profit, as well as servicing mortgage loans owned by others.

We are organized and operate as a real estate investment trust, or REIT, for federal income tax purposes, and our corporate structure includes both qualified REIT subsidiaries (“QRSs”) and taxable REIT subsidiaries (“TRSs”). We conduct most of our investment activities, including loan origination for our own portfolio, directly or through our QRSs. We conduct our businesses of originating loans for sale and servicing mortgages, as well as ancillary businesses such as mortgage reinsurance, in our TRSs. In addition, our TRSs operate our retail and mortgage broker acceptance branches where we accept mortgage applications from customers. The net interest income we earn from our investment activities generally will not be subject to federal income tax to the extent we dividend such income to our stockholders. By contrast, income that we earn on activities we conduct in our TRSs will be subject to federal and state corporate income tax. We may retain any after-tax income generated by our TRSs, and, as a result, may increase our consolidated equity capital and thereby grow our business through retained earnings. We may, however, dividend all or a portion of our after-tax TRS earnings to our stockholders, subject to REIT qualification limitations. See “Certain Federal Income Tax Considerations” below.

American Home Mortgage Holdings, Inc. (“AHM Holdings”), a Delaware corporation, is a direct, wholly owned subsidiary of AHM Investment that serves as the parent holding company for American Home Mortgage Corp. (“AHM Corp.”), a New York corporation, which (together with American Home Mortgage Acceptance, Inc. (“AHM Acceptance”), a Maryland corporation and direct, wholly owned subsidiary of AHM Investment) primarily originates our loans, and American Home Mortgage Servicing, Inc. (“AHM Servicing”), a Maryland corporation, which services our loans as well as certain loans for third parties.

As of December 31, 2006, we held a leveraged portfolio of mortgage loans held for investment and mortgage-backed securities in the amount of approximately $15.6 billion in order to generate net interest income and serviced approximately 197,000 loans with an aggregate principal amount of approximately $46.3 billion. As of December 31, 2006, we operated more than 550 loan production offices located in 47 states and the District of Columbia, and made loans throughout all 50 states and the District of Columbia. We originated approximately $58.9 billion in aggregate principal amount of loans in 2006 and for the third quarter of 2006 were ranked as the nation’s 10th largest residential mortgage lender according to National Mortgage News.

The common stock of AHM Investment is traded on the New York Stock Exchange (“NYSE”) under the symbol “AHM.” AHM Investment’s 9.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) and 9.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) are also traded on the NYSE under the symbols “AHM PrA” and “AHM PrB,” respectively.

Our website is http://www.americanhm.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of our directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also will provide any of the foregoing information without charge upon written request to American Home Mortgage Investment Corp., 538 Broadhollow Road, Melville, New York 11747, Attention: Investor Relations Director.

Also posted on our website within the “investor relations” section under the heading “corporate governance” are (i) the charters for the committees of our Board of Directors, which include the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (ii) our Corporate Governance Principles and (iii) our Code of Business Conduct and Ethics (the “Code of Ethics”) governing our directors, officers and employees. These documents also are available in print upon request of any stockholder to our Investor Relations Director. Within the time period required by the SEC and the NYSE, we will post on our website any modifications to the Code of Ethics and any waivers applicable to Senior Financial Officers (as defined in the Code of Ethics).

The certifications by our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. We also have submitted to the NYSE our 2006 Annual Chief Executive Officer Certification required pursuant to NYSE Corporate Governance Standards Section 303A.12(a), to the effect that, as of the date of such certification, the Chief Executive Officer of the Company was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

Description of Our Business

Our businesses include holding a leveraged portfolio of mortgage loans held for investment and mortgage-backed securities in order to earn net interest income, originating mortgage loans (and either securitizing those loans or selling them for a profit), and servicing our securitized loans for fee income. A growing portion of our portfolio of mortgage loans and mortgage-backed securities are self-originated, and our core strategy is to hold self-originated mortgage loans held for investment and mortgage-backed securities, which we have, to date, been able to produce at a lower cost than the price for comparable mortgage loans and mortgage-backed securities offered for sale in the capital markets. We are organized and operate as a REIT for federal income tax purposes. Our REIT-eligible assets and activities are held or performed at the parent level or in QRSs. Our primary QRS, AHM Acceptance, originates and securitizes REIT-eligible mortgage loans. Our assets and activities that are not REIT-eligible, such as part of our mortgage origination business and our servicing business, are held or conducted by certain of our direct or indirect TRSs, AHM Holdings, AHM Corp. and AHM Servicing. Our TRSs are subject to federal and state corporate income tax.

In general, under our current business strategy, we expect to maximize the operational and tax benefits provided by our REIT structure. Our TRSs accept and process loan applications. Loan applications that meet the requirements of the REIT, which typically consist of ARMs, are then sold by our TRSs to our QRS, while loan applications that do not meet these requirements are closed and sold to third-party purchasers. The associated servicing rights of all loans originated by our QRS are retained by our TRSs. We generate net interest income from our portfolio of mortgage loans and mortgage-backed securities, which is the difference between (1) the interest income we receive from mortgage loans and mortgage-backed securities and (2) the interest we pay on the debt used to finance these investments, plus certain administrative expenses.

Certain of our TRSs also engage in other businesses that are ancillary to their loan origination and servicing activities, including operating two mortgage reinsurance subsidiaries, a title abstract subsidiary and a vendor management company. These TRSs also are participants in mortgage lending joint ventures that are designed to generate assets for us.

In addition, in October 2006, the Company acquired Flower Bank, fsb, of Chicago, Illinois, a federally chartered savings bank, which, as of February 2007, has changed its name to American Home Bank.

Mortgage Holdings Segment

Our current investment strategy, which is subject to change at any time without notice to our stockholders, and which we expect may change from time to time, is to realize net interest income we expect from our investment in securitized loans held for investment and mortgage-backed securities. We also seek to mitigate risks associated with holding a leveraged portfolio of securitized mortgage loans held for investment and mortgage-backed securities. A key risk mitigation practice we attempt to employ is approximately matching the duration of our securitized mortgage loans held for investment with the duration of the liabilities we utilize to finance those loans. Toward this end, we issue collateralized debt obligations (“CDOs”) with payment requirements that wholly or partially mirror the receipts from our loans. We also use interest rate swaps to extend repurchase and other short-term borrowings. Additional risk mitigation strategies we employ include using cash flow matching to limit our exposure to changes in the slope of the yield curve and limiting the extension and repayment risk of our holdings by investing primarily in ARM and hybrid-ARM securitized loans. We attempt to actively manage our portfolio of securitized mortgage loans and mortgage-backed securities, and measure the likely impact of changing interest rates, prepayment speeds, delinquencies and other factors on the income the portfolio will produce and on the portfolio’s value. Still, we cannot ensure that our risk mitigation or portfolio management practices will preserve the income or value of our securitized mortgage loans and mortgage-backed securities. See Item 1A of this report, entitled “Risk Factors.”

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

The size of our leveraged portfolio of mortgage loans held for investment and mortgage-backed securities was approximately $15.6 billion as of December 31, 2006. Our mortgage-backed securities are funded through borrowings in the reverse repurchase market. Our loans held for investment are funded through reverse repurchase agreements and CDOs. Rollover risk is managed by laddering the maturities of the reverse repurchase borrowings. Our termed repurchase agreements generally have maturities ranging from one to twelve months.

Loan Origination Segment

Our loan origination business originates the securitized loans in which we invest as well as additional loans that we sell, typically at a gain. We are one of the nation’s largest home mortgage lenders; National Mortgage News ranked the Company as the nation’s 10th largest residential mortgage lender for the third quarter of 2006. During 2006, we made loans to approximately 196,000 borrowers and our total originations were approximately $58.9 billion. Our loan origination business is the generator of a significant portion of our assets and the source of our gain on sale revenue. It also is the source of many of the customers whose loans are being serviced by us.

Our originations are sourced through our own sales force of approximately 2,450 loan officers and account executives, as well as through mortgage brokers and loan correspondents. As of December 31, 2006, we conducted our lending through over 550 retail and wholesale loan production offices located in 47 states and the District of Columbia. During 2006, our origination business obtained approximately 55% of our originations from mortgage brokers through our wholesale loan production offices and 35% of our originations through our retail loan production offices and Internet call center, while 10% of our originations were purchased from correspondents. Of the $58.9 billion aggregate principal amount of loans we made during 2006, 54% were to fund refinancings while 46% were to fund home purchases.

We offer a broad array of mortgage products and primarily make loans to borrowers with good credit profiles. The weighted-average FICO score for our $58.9 billion of total originations in 2006 was 716. All of the loans we made in 2006 were secured by one- to four-family dwellings.

Our origination business seeks to utilize a combination of skilled loan officers, advanced technology, a broad product line and a high level of customer service to successfully compete in the marketplace. Once a customer applies for a loan, our mortgage banking operation processes and underwrites the customer’s application and we fund the customer’s loan by drawing on a warehouse line of credit. These loans are then typically either sold, securitized with the resulting mortgage-backed securities being sold, or held by us as a long-term investment.

Our loan origination business has rapidly grown its market share and scale since we became a public company in 1999. The aggregate principal amount of our total loan originations was approximately $58.9 billion in 2006, compared to $45.3 billion in 2005, $23.1 billion in 2004, $21.7 billion in 2003 and $12.2 billion in 2002. Based on Freddie Mac’s Office of the Chief Economist Economic and Housing Market Outlook estimates of total industry originations, our national market share was 0.56% in 2003, 0.79% in 2004, 1.39% in 2005 and 2.22% in 2006. We believe our growth has made our mortgage banking operation more profitable and more effective at serving our customers. Specifically, growth in originations has lowered the per-loan cost of our centralized support operations and, consequently, our overall per-loan cost of origination. Our growth has also given us a relatively large presence in the secondary mortgage market, and, as a result, has improved our ability to execute loan sales to third-party purchasers. In addition, our size has enabled us to negotiate better terms with warehouse lenders and credit enhancers such as Fannie Mae and Freddie Mac. Finally, our size has made it possible for us to profitably enter businesses ancillary to mortgage lending, such as mortgage reinsurance, title brokerage and vendor management.

We have grown our mortgage origination business both through the acquisition of smaller mortgage origination companies and through organic growth. In each of our acquisitions, we have generally retained and grown the acquired company’s loan production offices while substantially eliminating their centralized support operations and associated costs. These acquisitions have significantly increased our origination capability. Our strategy is to continue to opportunistically seek acquisitions to grow our loan origination business. Growth in our business with mortgage brokers has resulted from adding additional branches and account executives in our wholesale channel and increasing the depth of our mortgage broker support capabilities.

Our newly originated loans held pending sale or securitization were $1.5 billion as of December 31, 2006. These loans are financed through our commercial paper program and through borrowings from banks and securities dealers. The interest rate risk posed by our agency-eligible conforming loans and most of our non-conforming loans is hedged through forward sales, interest rate swaps or interest rate caps.

Mortgage Products

We offer a broad and competitive range of mortgage products that aim to meet the mortgage needs of primarily high-credit-quality borrowers. Our product line includes ARM loans, conventional conforming fixed-rate loans, alternate “A” loans, jumbo fixed rate loans, home equity or second mortgage loans, government fixed rate loans, non-prime loans and construction loans.

The following table summarizes information with respect to the most significant categories of mortgage loans we originated for the years ended December 31, 2006 and 2005:

LOAN ORIGINATION SUMMARY

Loan Type	Number of Loans		Loan Originations		% of Total Dollar Originations
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Adjustable-rate	81,973	62,516	$29,236.1	$19,072.0	49.7%	42.1%
Conventional conforming fixed-rate	73,571	67,801	14,031.0	12,281.1	23.8	27.1
Alternate “A” first lien	25,267	27,541	5,240.3	5,239.6	8.9	11.6
Jumbo fixed rate	6,367	6,932	4,041.1	3,657.2	6.9	8.1
Home equity/Second	54,198	55,369	3,610.2	3,362.5	6.1	7.4
Government fixed-rate	16,944	10,592	2,439.9	1,440.6	4.1	3.2
Construction	639	175	272.0	111.0	0.5	0.2
Non-prime	112	617	28.8	134.0	0.0	0.3

Loan originations	259,071	231,543	$58,899.4	$45,298.0	100.0%	100.0%

Adjustable-Rate Mortgage Loans. The ARM loan’s defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds of savings and loan associations, or another widely published rate, such as LIBOR. The period between the rate changes is called an adjustment period and may change every month to one year. We also offer ARM loans with a fixed period of three years, five years or ten years. Some of our ARM loans may include interest rate caps, which limit the interest rate increase for each adjustment period.

Conventional Conforming Fixed-Rate Loans. These mortgage loans conform to the underwriting standards established by Fannie Mae or Freddie Mac. This product is limited to high-quality borrowers with good credit records and requires adequate down payments or mortgage insurance.

Alternate “A” First Lien Loans. Alternate “A” first lien mortgage loans consist primarily of first lien mortgage loans made to borrowers whose credit is generally within typical Fannie Mae or Freddie Mac guidelines, but have loan characteristics that make them non-conforming under these guidelines. From a credit risk standpoint, alternate “A” loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan-to-value ratio or limited income or asset verification.

Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (which limits were $417,000, for single-family, one-unit mortgage loans in the continental United States originated during the year ended December 31, 2006). We offer jumbo loans with creative financing features, such as the pledging of security portfolios. Our jumbo loan program is geared to the more financially sophisticated borrower.

Home Equity or Second Mortgage Loans. These loans are generally secured by second liens on the related property. Home equity mortgage loans can take the form of a home equity line of credit, or HELOC, which generally bears an adjustable interest rate, while second mortgage loans are closed-end loans with fixed interest rates. Both types of loans are designed for borrowers with high-quality credit profiles. HELOCs generally provide for a 5- or 15-year draw period where the borrower withdraws needed cash and pays interest only, followed by a 10- to 20-year repayment period. Second mortgage loans are fixed in amount at the time of origination and typically amortize over 15 to 30 years with a balloon payment due after 15 years.

Government Fixed-Rate Loans. These mortgage loans conform to the underwriting standards established by the Federal Housing Authority (“FHA”) or the Veterans Administration (“VA”). These loans may qualify for insurance from the FHA or guarantees from the VA. We have been designated by the U.S. Department of Housing and Urban Development (“HUD”) as a direct endorser of loans insured by the FHA and as an automatic endorser of loans partially guaranteed by the VA, allowing us to offer FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower creditworthiness, property value and property condition.

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

Loan Underwriting

Our primary goal in making a decision whether to extend a loan is whether that loan conforms to the expectations and underwriting standards of the secondary mortgage market. Typically, these standards focus on a potential borrower’s credit history (often as summarized by credit scores), income and stability of income, liquid assets and net worth and the value and the condition of the property securing the loan. Whenever possible, we use “artificial intelligence” underwriting systems to determine whether a particular loan meets those standards and expectations. In those cases where artificial intelligence is not available, we rely on our credit officer staff to make the determination.

Quality Control

We perform monthly quality control testing on a statistical sample of the loans we originate. The quality control testing includes checks on the accuracy of the borrower’s income and assets and the credit report used to make the loan, reviews whether the loan buyer’s underwriting standards were properly applied and examines whether the loan complies with government regulations. Quality control findings are summarized in monthly reports that we use to identify areas that need corrective action or could use improvement. To date, those reports have not identified any material quality control concerns, although there can be no assurances that we will not experience material quality control concerns in the future.

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

We sell the loans to investors pursuant to written agreements that establish an ongoing sale program under which those investors stand ready to purchase loans so long as the loans we offer for sale satisfy the investors’ underwriting standards.

In 2006, the three institutions that bought the most loans from us were Countrywide Financial Corporation, Deutsche Bank and Wells Fargo Bank, N.A. , which accounted for 20%, 19% and 11%, respectively, of our total loan sales.

With respect to mortgage loans that we originate but do not securitize, we sold the mortgage servicing rights (“MSRs”) in 60.9% of our loan sales at the time we sold those loans. The prices at which we are able to sell our MSRs vary over time and may be materially adversely affected by a number of factors, including, for example, the general supply of, and demand for, MSRs and changes in interest rates. From time to time, we retain the servicing rights on a portion of our loan originations. When we retain servicing rights, we earn an annual servicing fee.

On December 31, 2006, the carrying value of our MSRs was $506.3 million. The MSRs are financed by borrowings from a bank syndicate.

Loan Servicing Segment

Our servicing business is conducted through AHM Servicing. Loans are serviced primarily for the trusts of our securitizations and for Fannie Mae, Ginnie Mae and other third-party purchasers of our loans. We have been rated “Average With Noted Strengths” for both first and second lien products by Standard & Poor’s, and “RPS3+” for our prime, alternate-A and home equity products by Fitch.

Our servicing business enables us to retain an ongoing business relationship with our borrowers, which we believe makes it more likely that we will earn those borrowers’ business when they need a new loan or wish to refinance an existing loan. Our servicing business collects mortgage payments, administers tax and insurance escrows, responds to borrower inquiries and enables us to maintain control over our collection and default mitigation processes and, we believe, to better manage the credit performance of borrowers. Our loan servicing business also provides us with a countercyclical source of revenue and a stable cash flow, as net income from servicing activities generally tends to increase during periods of rising interest rates when revenue from originations generally tends to diminish.

As of December 31, 2006, AHM Servicing serviced approximately 197,000 loans with an aggregate principal amount of approximately $46.3 billion. The weighted-average servicing fee on our servicing portfolio as of December 31, 2006, was 0.347% of the principal amount of each loan we service. We expect our servicing business to grow as we increase our portfolio of self-originated mortgage loans and mortgage-backed securities.

The weighted-average interest rate of the single-family mortgage loans serviced for others as of December 31, 2006 was 7.08%. As of December 31, 2006, 76% of loans serviced for others were ARM loans and 24% were fixed-rate mortgage loans. The weighted-average servicing fee of our loans serviced for others was 0.347% as of December 31, 2006. The weighted-average interest rate of our fixed-rate loans serviced for others was 6.70% as of December 31, 2006.

The following table classifies our portfolio of mortgage loans serviced for others by product type at December 31, 2006 and 2005:

	Principal Balance		Percentage of Portfolio
	December 31,		December 31,
Product	2006	2005	2006	2005
	(In millions)
ARMs	$30,057.5	$17,871.3	78.1%	71.4%
Fixed rate	8,007.5	6,700.5	20.8%	26.7%
Second liens	415.2	472.9	1.1%	1.9%

Loans serviced for others	$38,480.2	$25,044.7	100.0%	100.0%

The following table presents the activity in our portfolio of mortgage loans serviced for others for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
	(In millions)
Balance at beginning of year	$25,044.7	$11,955.6
Loans sold or securitized with servicing retained	21,908.4	19,806.9
Prepayments and foreclosures	(8,341.1)	(6,300.5)
Amortization of principal	(131.8)	(417.3)

Balance at end of year	$38,480.2	$25,044.7

Banking Segment

The Company’s banking business is conducted through American Home Bank (formerly known as Flower Bank, fsb) (“AH Bank”), which the Company acquired in October 2006. The Company expects that AH Bank will hold mortgages, consumer loans and securities as its primary assets and fund its holdings through deposits, including escrow balances. Although AH Bank is not expected to have a significant impact on the Company’s financial results in the near future, the Company expects that, over time, AH Bank will diversify its sources of earnings and revenues, enabling it to become a more diversified, multi-dimensional financial services company. In particular, the Company expects to leverage its customer acquisition costs by offering mortgages, deposit accounts and additional lines of consumer credit to its existing customers and the general public.

Financial Information About Industry Segments

We primarily conduct our business in four principal segments: mortgage holdings, loan origination, loan servicing and banking. The business conducted by each segment is described above under “Description of Our Business.” Additional financial information regarding our business segments as of December 31, 2006, December 31, 2005, and December 31, 2004, and for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, is set forth in Note 24 to Consolidated Financial Statements, entitled “Segments and Related Information,” and is incorporated herein by reference.

Hedging Activities

We hedge interest rate risk and price volatility on our mortgage loan interest rate lock commitments and mortgage loans during the time we commit to acquire or originate mortgages at a pre-determined rate until the time we sell or securitize mortgages. We also hedge interest rate risk associated with funding our portfolio of mortgage loans and mortgage-backed securities. To reduce the sensitivity of earnings to interest rate and market value fluctuations, we hedge the risk of changes in the fair value of MSRs. To mitigate interest rate and price volatility risks, we may enter into certain hedging transactions. The nature and quantity of our hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage acquisitions and originations.

Additional information regarding interest rate hedging is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to Consolidated Financial Statements, entitled “Summary of Significant Accounting Policies,” and is incorporated herein by reference.

Government Regulation

The Company’s loan origination and loan servicing segments are subject to extensive and complex rules and regulations of, and examinations by, various federal, state, and local government authorities and government sponsored enterprises, including, without limitation, HUD, FHA, VA, Fannie Mae, Freddie Mac and Ginnie Mae.

These rules and regulations impose obligations and restrictions on the Company’s loan origination and credit activities, including, without limitation, the processing, underwriting, making, selling, securitizing and servicing of mortgage loans.

The Company’s lending activities also are subject to various federal laws, including the Federal Truth-in-Lending Act and Regulation Z thereunder, the Homeownership and Equity Protection Act of 1994, the Federal Equal Credit Opportunity Act and Regulation B thereunder, the Fair Credit Reporting Act of 1970, the Real Estate Settlement Procedures Act of 1974 and Regulation X thereunder, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C thereunder and the Federal Debt Collection Practices Act, as well as other federal statutes and regulations affecting its activities. The Company’s loan origination activities also are subject to the laws and regulations of each of the states in which it conducts its activities.

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

Although the Company believes that it has systems and procedures in place to ensure compliance with these requirements and that it currently is in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance of full compliance with current laws, rules and regulations, that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws, rules and regulations or the mortgage loan documents with borrowers will not be interpreted in a different or more restrictive manner. The occurrence of any such event could make compliance substantially more difficult or expensive, restrict the Company’s ability to originate, purchase, sell or service mortgage loans, further limit or restrict the amount of interest and other fees and charges earned from mortgage loans that the Company originates, purchases or services, expose it to claims by borrowers and administrative enforcement actions, or otherwise materially and adversely affect its business, financial condition and results of operations.

Members of Congress, government officials and political candidates have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company’s loans are made to borrowers for the purpose of purchasing a home, the competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by this type of governmental action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for the kind of mortgage loans the Company offers.

The Company also is performing various mortgage-related operations on the Internet. The Internet, and the laws, rules and regulations related to it, are relatively new and still evolving. As such, there exist many opportunities for the Company’s business operations on the Internet to be challenged or to become subject to legislation, any of which may materially and adversely affect its business, financial condition and results of operations.

Information Systems

The Company’s loan origination enterprise system controls most aspects of the Company’s loan origination operations, from the processing of a loan application through the closing of the loan and the sale of the loan to institutional investors. The system also performs checks and balances on many aspects of the Company’s operations and supports the Company’s marketing efforts. The Company’s enterprise system functions on a wide area network that connects all of its branches in “real time.” With its wide area network, a transaction at any one of its locations is committed centrally and is therefore immediately available to all personnel at all other locations. An important benefit of the enterprise system is that it aids the Company in controlling its business processes. The system assures that the Company’s underwriting policies are adhered to, that only loans that are fully approved are disbursed, and that the correct disclosures and loan documents for a borrower are used based upon such borrower’s state and loan program. The Company’s enterprise system also provides its management with operating reports and other key data. In addition, the Company has developed a proprietary website and supporting call center software through the efforts of its in-house computer programming staff.

The Company’s loan servicing system, LSAMS (“Loan Servicing and Accounting Management System”), manages most aspects of the loan servicing function, from loan funding to its ultimate payoff or disposition. The Company has developed enhancements and ancillary systems to further automate this function. Efficiencies have been gained through the use of Interactive Voice Response units that allow customers to ask questions and receive answers 24 hours a day. The Company also utilizes skill set routing along with CTI (“Computer-Telephone Integration”) to speed the work of customer service agents. The Company’s customers are able to utilize the Internet to check on current account information as well as to make monthly payments. DRI, a default management system, is used to streamline and provide timeline management of the loss mitigation, foreclosure process, track bankruptcies, expedite foreclosure claims processing and dispose of real estate owned (“REO”) property. The Company’s loan servicing system is scalable well beyond its current workload.

Seasonality

Seasonality affects the Company’s loan origination and loan servicing segments, as loan originations and payoffs are typically at their lowest levels during the first and fourth quarters due to a reduced level of home buying activity during the winter months. Loan originations and payoffs generally increase during the warmer months, beginning in March and continuing through October. As a result, the Company may experience higher earnings in the second and third quarters and lower earnings in the first and fourth quarters from its loan origination segment. Conversely, we may experience lower earnings in the second and third quarters and higher earnings in the first and fourth quarters from our loan servicing segment.

Competition

We face intense competition from mortgage REITs, commercial banks, savings and loan associations and other finance and mortgage banking companies, as well as from Internet-based lending companies and other lenders participating on the Internet. Entry barriers in the mortgage industry are relatively low and increased competition is likely. As we seek to expand our business, we will face a greater number of competitors, many of whom will be well established in the markets that we seek to penetrate. Many of our competitors are much larger than we are, have better name recognition than we do and have greater financial and other resources than we do. In addition, competition may lower the interest rates we are able to charge borrowers, thereby potentially lowering the amount of revenue we earn either upon selling our loans, or the amount of interest we earn upon retaining our loans. Increased competition also may reduce the volume of our loan originations and loan sales.

Employees

We recruit, hire and retain individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2006, we employed 7,409 employees.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

General

AHM Investment elected to be treated as a REIT for federal income tax purposes in the federal income tax return for its first taxable year ending December 31, 2003. In brief, if AHM Investment meets certain detailed conditions imposed by the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”), including a requirement that we invest primarily in qualifying REIT assets (which generally include real estate and mortgage loans) and a requirement that we satisfy certain income tests, AHM Investment will not be taxed at the corporate level on the income that we currently distribute to our stockholders. Therefore, to this extent, AHM Investment’s stockholders will avoid double taxation, at the corporate level and then again at the stockholder level when the income is distributed, that they would otherwise experience if AHM Investment failed to qualify as a REIT.

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

In addition, to the extent AHM Investment holds a residual interest in a real estate mortgage investment conduit or is subject to the “taxable mortgage pool” (“TMP”) rules, AHM Investment’s status as a REIT will not be impaired, but a portion of the taxable income generated by the residual interest or AHM Investment’s mezzanine debt and other assets constituting a TMP may be characterized as “excess inclusion” income allocated to AHM Investment’s stockholders. Any such excess inclusion income (i) will not be allowed to be offset by the net operating losses of a stockholder, (ii) will be subject to tax as unrelated business taxable income to a tax-exempt stockholder, (iii) will result in the application of U.S. federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) on any excess inclusion income allocable to a stockholder that is not a “United States Person” (as defined in the Code), and (iv) may result in AHM Investment having to pay tax on excess inclusion income to the extent the AHM Investment’s stockholders are certain “disqualified organizations.”

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

Nature of Assets

On the last day of each calendar quarter, at least 75% of the value of our assets and any assets held by a QRS must consist of qualified REIT assets (primarily, real estate and mortgages secured by real estate) (“Qualified REIT Assets”), government assets, cash and cash items. We expect that substantially all of our assets will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% assets test, the value of mortgage-backed securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of any one issuer’s outstanding securities (with an exception for a qualified electing TRS). Under that exception, the aggregate value of business that we may undertake through TRSs is limited to 20% or less of our total assets. We monitor the purchase and holding of our assets in order to comply with the above asset tests.

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

Distributions

We must distribute to our stockholders on a pro rata basis each year an amount equal to at least (i) 90% of our taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code, less (iii) any “excess noncash income.” We intend to make distributions to our stockholders in sufficient amounts to meet the distribution requirement.

Taxation of Stockholders

For any taxable year in which we are treated as a REIT for federal income tax purposes, the amounts that we distribute to our stockholders out of current or accumulated earnings and profits will be includable by the stockholders as ordinary income for federal income tax purposes unless properly designated by us as capital gain dividends. Our distributions will not be eligible for the dividends received deduction for corporations and generally will not be treated as “qualified dividend income” eligible for reduced rates. Stockholders may not deduct any of our net operating losses or capital losses.

If we make distributions to our stockholders in excess of our current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a stockholder’s shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of our shares.

In reading this annual report on Form 10-K and the tax disclosure set forth above, please note that the Company is combined with all of its subsidiaries for financial accounting purposes. For federal income tax purposes, only AHM Investment and AHM Acceptance (and their assets and income) constitute the REIT, and the Company’s remaining subsidiaries constitute a separate consolidated group subject to regular corporate income taxes.

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

Taxation of AHM Investment

In each year that AHM Investment qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its REIT taxable income or capital gain that it distributes to stockholders. AHM Investment is subject to corporate level taxation on any undistributed income. In addition, AHM Investment faces corporate level taxation due to any failure to make timely distributions, on the built-in gain on assets acquired from a taxable corporation such as a TRS, on the income from any property that it takes in foreclosure and on which it makes a foreclosure property election, and on the gain from any property that is treated as “dealer property” in AHM Investment’s hands.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect its business, financial condition or results of operations.

Risks Related to Our Business

We have a limited operating history with respect to our portfolio strategy.

Prior to December of 2003, our business consisted primarily of the origination and sale of mortgage loans. Since then, our business’s financial results have also been founded on a leveraged portfolio of mortgage assets held for net interest income. If we are unsuccessful in managing the risks inherent in our portfolio, we may expect income shortfalls, significant losses and significant losses in the value of our holdings.

An interruption or reduction in the securitization market would harm our financial position.

We are dependent on the securitization market for both the sale and financing of a substantial portion of the loans we originate or purchase. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, in the event of poor performance of our previously securitized loans, our access to the securitization market could be harmed. Accordingly, a decline in the securitization market or a change in the market’s demand for our loans could harm our results of operations, financial condition and business prospects.

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

We expect that our primary sources of cash will consist of:

•	our repurchase facilities, warehouse lines of credit, mortgage servicing credit facilities and our commercial paper program;

•	the net interest income we earn on our mortgage asset holdings;

•	the income we earn from originating and selling mortgage loans; and

•	the income we earn from servicing mortgage loans.

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

As of December 31, 2006, we financed loans through eight warehouse lines of credit. Each of these facilities is cancelable by the lender for cause at any time. As of December 31, 2006, the aggregate balance outstanding under these facilities was approximately $1.3 billion. Seven of these facilities are subject to periodic renewal and one has no expiration date. We cannot provide any assurances that we will be able to extend these existing facilities on favorable terms, or at all. If we are not able to renew any of these credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may not be able to originate new loans or continue to fund our operations, which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

In connection with those loans we securitize other than through guaranteed performance swaps and similar transactions with Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Banks, we plan to provide credit enhancement for a portion of the securities that we sell, called “senior securities,” to improve the price at which we sell them. Our current expectation is that this credit enhancement for the senior securities will be primarily in the form of either designating another portion of the securities we issue as “subordinate securities” (on which the credit risk from the loans is concentrated), paying for financial guaranty insurance policies for the loans, or both. If we use financial guaranty insurance policies, and the expense of these insurance policies increases, the net interest income we receive will be reduced. While we plan to use credit enhancement features in the future, these features may not be available at costs that would allow us to achieve the desired level of net interest income from the securitizations that we anticipate being able to achieve.

We may not be able to achieve our optimal leverage.

We use leverage as a strategy to increase the return to our investors. However, we may not be able to achieve our desired leverage for various reasons, including, but not limited to, the following:

•	we determine that the leverage would expose us to excessive risk;

•	our lenders do not make funding available to us on acceptable terms; or

•	our lenders require that we provide additional collateral to cover our borrowings.

Our use of repurchase facilities to borrow funds may be limited or curtailed in the event of disruptions in the repurchase market.

We rely upon repurchase facilities in order to finance our portfolio of mortgage-backed securities. Our repurchase facilities are dependent on our counterparties’ ability to resell our obligations to third-party purchasers. There have been in the past, and in the future there may be, disruptions in the repurchase market. If there is a disruption of the repurchase market generally, or if one of our counterparties is itself unable to access the repurchase market, our access to this source of liquidity could be adversely affected.

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

Our warehouse and repurchase facilities contain additional restrictions and covenants that may:

•	restrict the ability of our TRSs to make distributions to us;

•	restrict our ability to make certain investments or acquisitions; and

•	restrict our ability to engage in certain mergers or consolidations.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our credit facilities are subject to margin calls based on the lender’s opinion of the value of our loan collateral. An unanticipated large margin call could harm our liquidity.

The amount of financing we receive under our credit facilities depends in large part on the lender’s valuation of the mortgage loans that secure the financings. Each such facility provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings. Any such margin call could harm our liquidity, results of operations, financial condition and business prospects.

If warehouse lenders and securitization underwriters face exposure stemming from legal violations committed by the companies to whom they provide financing or underwriting services, this could increase our borrowing costs and harm the market for whole loans and mortgage-backed securities.

In June of 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held the bank liable for 10% of the plaintiff’s damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by the bank’s mortgage lender customer. If other courts or regulators adopt this theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending or reduce the prices they pay for whole loans in order to build in the costs of this potential litigation. This could, in turn, harm our results of operations, financial condition and business prospects.

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

As of December 31, 2006, the value on our balance sheet of our residual interests from securitization transactions was $206.1 million. The value of these residuals is a function of the forecasted delinquency, loss, prepayment speed and discount rate assumptions we use. It is extremely difficult to validate the assumptions we use in valuing our residual interests. In the future, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects could be harmed.

We depend upon distributions from our operating subsidiaries to fund our operations and may be subordinate to the rights of their existing and future creditors.

We conduct substantially all of our operations through our subsidiaries. Without independent means of generating operating revenue, we depend on distributions and other payments from the subsidiaries to make distributions to our stockholders. Our subsidiaries must first satisfy their cash needs, which may include salaries of our executive officers, insurance, professional fees and service of indebtedness that may be outstanding at various times before making distributions. Financial covenants under future credit agreements, or provisions of the laws of Maryland, where we and our principal operating QRS are organized, or Delaware or New York, where our other operating subsidiaries are organized, may limit our subsidiaries’ ability to make sufficient dividend, distribution or other payments to permit us to make distributions to stockholders.

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

Our business is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes, which typically peak during the spring and summer seasons. AHM Holdings’ quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry. Further, if the sale of a loan is postponed, the recognition of income from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be harmed. Unanticipated delays could also increase our exposure to interest rate fluctuations by lengthening the period during which our variable rate borrowings under credit facilities are outstanding. If our results of operations do not meet the expectations of our stockholders and securities analysts, then the price of our securities may be harmed.

We may not be able to manage our growth efficiently, which may harm our results and may, in turn, harm the market price of our securities and our ability to distribute dividends.

Over the last several years, AHM Holdings experienced significant growth in its business activities and in the number of its employees. We will seek continued growth through both acquisitions and internal growth. AHM Holdings’ growth has required, and our growth will continue to require, increased investment in management and professionals, personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth.

We face risks in connection with any completed or potential acquisition, which could have a material adverse impact on our growth or our operations.

AHM Holdings has completed multiple acquisitions over the past few years, and we from time to time will continue to consider additional strategic acquisitions of mortgage lenders and other mortgage banking and finance-related companies. Upon completion of an acquisition, we are faced with the challenges of integrating the operations, services, products, personnel and systems of acquired companies into our business, identifying and eliminating duplicated efforts and systems and incorporating different corporate strategies, addressing unanticipated legal liabilities and other contingencies, all of which divert management’s attention from ongoing business operations. Any acquisition we make may also result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets. We may not be successful in integrating any acquired business effectively into the operations of our business. In addition, there is substantial competition for acquisition opportunities in the mortgage industry. This competition could result in an increase in the price of, and a decrease in the number of, attractive acquisition candidates. As a result, we may not be able to successfully acquire attractive candidates on terms we deem acceptable. We may not be able to overcome the risks associated with acquisitions and such risks may adversely affect our growth and results of operations.

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

The mortgage brokers through whom we originate wholesale loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies increasingly have sought to impose such liability. Recently, for example, the United States Federal Trade Commission (the “FTC”) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Department of Justice in the past has sought to hold mortgage lenders responsible for the pricing practices of mortgage brokers, alleging that the mortgage lender is directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. We exercise little or no control over the activities of the independent mortgage brokers from whom we obtain our wholesale loans. Nevertheless, we may be subject to claims for fines or other penalties based upon the conduct of our independent mortgage brokers.

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

In 2006, 49% of the loans that we sold were to three large national financial institutions, two of which compete with us directly for retail originations. If these financial institutions or any other significant purchaser of our loans cease to buy our loans and equivalent purchasers cannot be found on a timely basis, then our business and results of operations could be harmed. Our results of operations could also be harmed if these financial institutions or other purchasers lower the price they pay to us or adversely change the material terms of their loan purchases from us. The prices at which we sell our loans vary over time. A number of factors determine the price we receive for our loans. These factors include:

•	the number of institutions that are willing to buy our loans;

•	the amount of comparable loans available for sale;

•	the levels of prepayments of, or defaults on, loans;

•	the types and volume of loans that we sell;

•	the level and volatility of interest rates; and

•	the quality of our loans.

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

•

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

•

Removal of Directors. Under our charter, subject to any rights of one or more classes or series of preferred stock to elect or remove one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.

•

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

•

Stockholder Requested Special Meetings. Our bylaws provide that our stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting.

•

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

•

Exclusive Authority of Our Board to Amend the Bylaws. Our bylaws provide that our Board of Directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws. Thus, our stockholders may not effect any changes to our bylaws.

•

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

•

Duties of Directors with Respect to Unsolicited Takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (i) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (ii) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders’ rights plan, (iii) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act (to the extent either Act is otherwise applicable), or (iv) act or fail to act solely because of the effect that the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law, the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•

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

•

Maryland Business Combination Act. The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our Board of Directors has adopted a resolution exempting the company from this statute. However, our Board of Directors may repeal or modify this resolution in the future, in which case the provisions of the Maryland Business Combination Act will be applicable to business combinations between us and other persons.

•

Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquiror, would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our Board of Directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of ours acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

Loss of Investment Company Act exemption would adversely affect us and negatively affect the market price of shares of our securities and our ability to distribute dividends.

We are not regulated as an investment company under the Investment Company Act of 1940, as amended, and we intend to operate so as to not become regulated as an investment company under the Investment Company Act. We intend to be “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we intend to invest at least 55% of our assets in mortgage loans or mortgage-backed securities that represent the entire ownership in a pool of mortgage loans ownership and at least an additional 25% of our assets in mortgages, mortgage-backed securities, securities of REITs and other real estate-related assets.

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

To qualify as a REIT, we must satisfy the requirements discussed in Item 1 of this report, “Business—Certain Federal Income Tax Considerations,” including the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs at the close of any calendar quarter, subject to certain “cure” periods. We monitor the value of our investment in our TRSs in relation to our other assets to comply with the 20% asset test. We may not be successful in that effort. In certain cases, we may need to borrow from third parties to acquire additional qualifying REIT assets or increase the amount and frequency of dividends from our TRSs in order to comply with the 20% asset test. Moreover, the Internal Revenue Service may disagree with our determinations of value. If the Internal Revenue Service determines that the value of our investment in our TRSs was more than 20% of the value of our total assets at the close of any calendar quarter, we could lose our REIT status.

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

Even if we continue to qualify as a REIT, we may nevertheless be subject to taxes (and possibly excise taxes) on undistributed income, net income from certain prohibited transactions (including certain transactions between us and our TRSs), and state and local taxes. Prohibited transactions could include transactions in which loans are sold by our QRS rather than by our TRSs. In addition, in the event that any transactions between us or our QRS and our TRSs are determined not to be on an arm’s-length basis, we could be subject to excise taxes on such transactions. We believe that all such transactions are conducted on an arm’s-length basis, but the Internal Revenue Service may successfully contest the arm’s-length nature of such transactions and we may not otherwise be able to avoid application of excise taxes or other additional taxes. Any such taxes could affect our overall profitability and the amounts of distributions to our stockholders.

Our management has limited experience operating a REIT and our management’s past experience may not be sufficient to successfully manage our business as a REIT.

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

The following factors, many of which are beyond our control, could contribute to the volatility of the price of our capital stock:

•	all of the risk factors described in this report;

•	actual or anticipated variations in our quarterly results;

•	changes in our level of dividend payments;

•	changes in the value of our mortgage holdings and related liabilities;

•	changes in the prospects for, or results from, our mortgage holdings, mortgage origination or mortgage servicing businesses;

•	new products or services offered by us or our subsidiaries and our competitors;

•	our actual results being different from our earnings guidance or other projections;

•	changes in projections of our financial results by securities analysts;

•	general conditions or trends in the mortgage holding, mortgage origination and mortgage servicing businesses;

•	announcements by us of significant acquisitions, strategic relationships, investments or joint ventures;

•

negative changes in the public’s perception of the prospects for returns from holding mortgage assets and from the mortgage origination and servicing businesses, which could depress our stock price, regardless of actual results;

•	interest rate fluctuations or general economic conditions, such as inflation or a recession;

•	any obstacles in continuing to qualify as a REIT, including obstacles due to changes in law applicable to REITs;

•	additions or departures of our key personnel; and

•	issuing new securities.

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

Our Board of Directors may authorize the issuance of additional shares that may cause dilution and may depress the price of our common stock.

Our charter permits our Board of Directors, without stockholder approval, to:

•	authorize the issuance of additional common or preferred stock in connection with future equity offerings, acquisitions of securities or other assets of companies; and

•

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

Under our charter, the Company’s founder, our Chief Executive Officer and President, Michael Strauss, is exempted from the general ownership limitation that applies to holders of our securities in connection with maintaining our status as a REIT and is permitted to beneficially own up to 20% of the value of the total number of our outstanding common and preferred shares of stock. As of December 31, 2006, Mr. Strauss beneficially owned approximately 9.0% of our outstanding common stock. Accordingly, Mr. Strauss has the ability to influence any of our affairs requiring stockholder approval, including, for example, the election and removal of directors, amendments to our charter and approval of significant corporate transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices and principal administrative offices occupy approximately 140,000 square feet located at 538 Broadhollow Road, Melville, New York 11747, an office building that we purchased on November 25, 2003.

In addition, we own an office building located at 950 North Elmhurst Road, Mt. Prospect, Illinois 60056, which consists of approximately 36,000 square feet, and which serves as the headquarters for our Eastern Retail Sales Division.

As of December 31, 2006, the Company leased real estate premises at an additional 641 locations in 47 states, ranging in size from 100 to 79,810 square feet with remaining lease terms ranging from one month to eight years. The aggregate annual rent for these locations is approximately $41 million.

These properties are primarily utilized by the Company’s loan origination segment. The Company’s loan servicing segment primarily operates out of the Company’s Irving, Texas, servicing center.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “AHM” and began trading on the NYSE on December 4, 2003. Our trading symbol on the NYSE has been “AHM” since June 1, 2004. From December 4, 2003, until June 1, 2004, our common stock traded on the NYSE under the symbol “AHH.”

The following table shows the high, low and closing sales prices for our common stock during each fiscal quarter during the years ended December 31, 2006 and 2005 and the cash distributions per share declared during each such period:

	Stock Prices			Cash Distributions Declared Per Share
	High	Low	Close
Year Ended December 31, 2006
Fourth Quarter	$36.40	$32.17	$35.12	$1.06
Third Quarter	36.96	30.16	34.87	1.01
Second Quarter	36.90	30.01	36.86	0.96
First Quarter	33.99	27.40	31.21	0.91
Year Ended December 31, 2005
Fourth Quarter	$33.98	$25.45	$32.57	$0.91
Third Quarter	40.75	28.45	30.30	0.86
Second Quarter	36.92	26.87	34.96	0.76
First Quarter	34.28	26.80	28.64	0.71

As of February 22, 2007, the closing sales price of our common stock, as reported on the NYSE, was $30.01. As of February 22, 2007, there were 537 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2006 is disclosed in Item 12 of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the performance of an investment in the Company’s Common Stock over the last five fiscal years with the S&P 500 Index and a “peer group” selected by management. From December 31, 2001, to December 3, 2003, prior to the Company’s conversion into a REIT, the peer group includes Countrywide Financial Corp., Flagstar Bancorp, Inc., Irwin Financial Corporation, E Loan, Inc., and Finet.com, Inc. (this peer group also previously included Resource Bancshares Mortgage Group Inc., which was acquired in May 2002 and thus is no longer included). From December 3, 2003, to December 31, 2006, in light of the Company’s internal reorganization and conversion into a REIT, the peer group includes Countrywide Financial Corp., Flagstar Bancorp, Inc., Thornburg Mortgage, Inc., Redwood Trust, Inc., and Annaly Mortgage Management, Inc. The performance graph assumes the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2001, and that all dividends have been reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Cumulative Total Return
Date	AHMH/AHM (1)	S&P 500 Index	Peer Group Index
December 31, 2001	$100.00	$100.00	$100.00
December 31, 2002	92.35	77.90	127.43
December 31, 2003	199.06	95.84	262.42
December 31, 2004	322.29	111.15	356.05
December 31, 2005	335.26	116.61	318.48
December 31, 2006	404.94	135.03	398.36

(1)	As described above, from December 31, 2001, to December 3, 2003, the results in the table relate to AHM Holdings. From December 3, 2003, until December 31, 2006, the results in the table relate to AHM Investment Corp. AHM Investment’s Common Stock began trading on the NYSE under the symbol “AHH” on December 4, 2003, and its symbol on the NYSE was changed to “AHM” as of June 1, 2004. Through December 3, 2003, AHM Holdings’ common stock was traded on the Nasdaq National Market under the symbol “AHMH.”

Recent Issuances of Unregistered Securities

During the quarter ended December 31, 2006, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2006, there were no purchases by the Company of its equity securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements, beginning on page F-1 of this report. The selected financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from prior year audited consolidated financial statements. The selected consolidated financial data as of and for each of the years in the two-year period ended December 31, 2002 is derived from the consolidated financial statements of AHM Holdings. These consolidated financial statements include all adjustments which we consider necessary for a fair presentation of our consolidated financial position and results of operations for these periods. You should not assume that the results below indicate results that we will achieve in the future. The operating data are derived from unaudited financial information that we compiled.

You should read the information below along with all the other financial information and analysis presented in this report, including, but not limited to, our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In thousands, except per share data)	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of Income Data:
Net interest income	$182,455	$201,032	$112,933	$49,031	$24,837
Provision for loan losses	(17,380)	(2,142)	—	—	—
Gain on sales of mortgage loans	810,006	335,065	134,099	376,605	216,595
Gain on sales of current period securitized mortgage loans	—	194,256	40,120	149	—
Gain on sales of mortgage-backed securities and derivatives	12,257	50,936	63	2,210	—
Unrealized (loss) gain on mortgage-backed securities and derivatives	(7,028)	(8,536)	75,460	3,272	—
Net loan servicing fees (loss)	37,320	15,561	(4,467)	(6,365)	(12,758)
Total revenues (1)	1,026,444	793,947	365,241	432,131	232,821
Total non-interest expenses	678,288	550,882	315,904	310,114	165,261
Income before income tax expense (benefit)	348,156	243,065	49,337	122,017	67,560
Income tax expense (benefit)	84,629	(17,721)	(25,575)	48,223	28,075
Net income	263,527	260,786	74,912	73,794	39,485
Net income available to common shareholders	250,309	247,569	70,924	73,794	39,485

Per share data:
Basic earnings per share	$5.00	$5.64	$1.89	$4.16	$2.72
Diluted earnings per share	4.96	5.58	1.86	4.07	2.65
Dividends declared per common share	3.94	3.24	2.43	0.91	0.15
Dividend payout ratio (2)	79.44%	58.06%	130.65%	22.36%	5.66%

Weighted average number of shares outstanding:
Basic	50,030	43,897	37,612	17,727	14,509
Diluted	50,421	44,375	38,087	18,113	14,891

Balance Sheet Data and Ratios (end of period):
Cash and cash equivalents	$398,166	$575,650	$192,821	$53,148	$24,416
Securities	9,308,032	10,602,115	6,016,866	1,763,628	—
Mortgage loans held for sale, net	1,523,737	2,208,749	4,853,394	1,216,353	811,188
Mortgage loans held for investment, net	6,329,721	3,479,721	—	—	—
Mortgage servicing rights, net	506,341	319,671	151,436	117,784	109,023
Total assets	18,828,985	17,754,745	11,555,797	3,404,690	1,119,050
Warehouse lines of credit	1,304,541	3,474,191	735,783	1,121,760	728,466
Commercial paper	1,273,965	1,079,179	529,790	—	—
Reverse repurchase agreements	8,571,459	9,806,144	7,071,168	1,344,327	—
Collateralized debt obligations	4,854,801	1,057,906	2,022,218	—	—
Total liabilities	17,558,699	16,547,729	10,729,535	3,006,720	954,954
Total stockholders’ equity	1,270,286	1,207,016	826,262	397,970	164,096
Debt to stockholders’ equity ratio (3)	13.22	13.22	12.73	6.51	5.11
Stockholders’ equity to assets	6.75%	6.80%	7.15%	11.69%	14.66%

Performance Ratios:
Return on average assets (ROA)	1.25%	1.88%	0.85%	3.86%	5.28%
Return on average common equity (ROE) (4)	22.74%	28.05%	10.58%	34.11%	32.52%

Operating Data:
Loan originations	$58,899,354	$45,298,006	$23,069,085	$21,705,250	$12,196,000
Retail	20,802,657	20,362,095	11,238,235	16,386,791	10,329,000
Wholesale	32,227,235	24,298,621	11,830,850	5,318,459	1,867,000
Correspondent	5,869,462	637,290	—	—	—
Loans sold to third parties	55,974,228	28,465,935	13,685,246	20,758,110	12,331,000
Loan servicing portfolio—loans sold or securitized	38,480,246	25,044,676	11,955,608	8,272,294	8,541,723
Loans securitized and held	—	4,498,672	1,847,987	586,573	—

(1)	Total revenues consist of net interest income, provision for loan losses and non-interest income.
(2)	This ratio is calculated by dividing dividends declared per common share by diluted earnings per share.
(3)	This ratio is calculated by dividing debt, which is comprised of reverse repurchase agreements, collateralized debt obligations, warehouse lines of credit, commercial paper and other borrowings, by stockholders’ equity.
(4)	This measure is calculated by dividing net income available to common shareholders by the average common stockholders’ equity outstanding during the year expressed as a percentage.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 to the Consolidated Financial Statements. We have identified the following accounting policies that are critical to the presentation of our financial statements and that require critical accounting estimates by management.

Securities—We record our securities at fair value. The fair values of our securities are generally based on market prices provided by certain dealers who make markets in these financial instruments.

Mortgage Loans Held for Sale—Mortgage loans held for sale are carried at the lower of cost or aggregate market value. For mortgage loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current yield requirements calculated on an aggregate basis.

Mortgage Loans Held for Investment—Mortgage loans held for investment are carried at the aggregate of their remaining unpaid principal balances, plus net deferred origination costs, less any related charge-offs and allowance for loan losses. Our periodic evaluation of the adequacy of the allowance for loan losses is based on our past loan loss experience, known and inherent risks in the loan portfolio, adverse circumstances which may affect the borrowers’ ability to repay, the estimated value of the underlying real estate collateral and current market conditions within the geographic areas surrounding the underlying real estate. The allowance for loan losses is increased by provision to loan losses charged to income and reduced by charge-offs, net of recoveries.

Mortgage Servicing Rights (“MSRs”)—When we acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained, the fair value attributable to the servicing assets is capitalized as MSRs on the consolidated balance sheets. We estimate the fair value of the servicing assets by obtaining market information from one of the market’s primary independent MSR brokers.

Derivative Assets and Derivative Liabilities—Our mortgage-committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria and have locked their terms and rates. IRLCs associated with loans expected to be sold are recorded at fair value with changes in fair value recorded to current earnings.

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

We use agency trust principal only total return swaps and swaptions to economically hedge our MSRs. Our total return swaps and swaptions are classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

Goodwill—Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions, including identifiable intangibles. We test for impairment, at least annually, by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to our loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to our Mortgage Holdings segment includes a forecast of the expected future net interest income, gain on mortgage-backed securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies. We further test to ensure that the fair value of all our business units does not exceed our total market capitalization.

Financial Condition

The following table presents our consolidated balance sheets as of December 31, 2006 and 2005:

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$398,166	$575,650
Accounts receivable and servicing advances	432,418	329,132
Securities	9,308,032	10,602,115
Mortgage loans held for sale, net	1,523,737	2,208,749
Mortgage loans held for investment, net	6,329,721	3,479,721
Derivative assets	32,142	44,594
Mortgage servicing rights	506,341	319,671
Premises and equipment, net	86,211	68,782
Goodwill	133,128	99,527
Other assets	79,089	26,804

Total assets	$18,828,985	$17,754,745

Liabilities and Stockholders’ Equity:
Liabilities:
Warehouse lines of credit	$1,304,541	$3,474,191
Commercial paper	1,273,965	1,079,179
Reverse repurchase agreements	8,571,459	9,806,144
Deposits	24,016	—
Collateralized debt obligations	4,854,801	1,057,906
Payable for securities purchased	289,716	261,539
Derivative liabilities	12,644	16,773
Trust preferred securities	336,078	203,688
Accrued expenses and other liabilities	361,923	298,230
Notes payable	417,467	319,309
Income taxes payable	112,089	30,770

Total liabilities	17,558,699	16,547,729

Stockholders’ Equity:
Preferred Stock	134,040	134,040
Common Stock	502	496
Additional paid-in capital	963,617	947,512
Retained earnings	257,283	203,778
Accumulated other comprehensive loss	(85,156)	(78,810)

Total stockholders’ equity	1,270,286	1,207,016

Total liabilities and stockholders’ equity	$18,828,985	$17,754,745

Total assets at December 31, 2006 were $18.83 billion, a $1.07 billion increase from $17.76 billion at December 31, 2005. The increase in total assets primarily reflects an increase in mortgage loans held for investment of $2.85 billion, partially offset by a decrease in securities of $1.29 billion and a decrease in mortgage loans held for sale of $685.0 million. At December 31, 2006, 49.4% of our total assets were securities, 33.6% were mortgage loans held for investment and 8.1% were mortgage loans held for sale, compared to 59.7%, 19.6% and 12.4%, respectively, at December 31, 2005.

The following tables summarize our mortgage-backed securities owned at December 31, 2006 and 2005, classified by type of issuer and by ratings categories:

	December 31, 2006
	Trading Securities		Securities Available for Sale		Total
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
	(Dollars in thousands)
Agency securities	$—	—%	$212,591	2.5%	$212,591	2.3%

Privately issued:
AAA	267,093	32.8	8,260,110	97.3	8,527,203	91.6
AA	47,500	5.8	7,380	0.1	54,880	0.6
A	166,635	20.5	4,196	0.0	170,831	1.8
BBB	128,023	15.7	1,646	0.0	129,669	1.4
BB	4,666	0.6	—	—	4,666	0.1
Unrated	199,666	24.6	5,044	0.1	204,710	2.2

Total	$813,583	100.0%	$8,490,967	100.0%	$9,304,550	100.0%

	December 31, 2005
	Trading Securities		Securities Available for Sale		Total
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
	(Dollars in thousands)
Agency securities	$—	—%	$130,320	1.8%	$130,320	1.2%

Privately issued:
AAA	2,619,546	81.1	7,216,527	97.9	9,836,073	92.8
AA	47,253	1.5	9,989	0.1	57,242	0.5
A	166,507	5.2	7,558	0.1	174,065	1.6
BBB	164,344	5.1	3,441	0.0	167,785	1.7
Unrated	229,418	7.1	7,201	0.1	236,619	2.2

Total	$3,227,068	100.0%	$7,375,036	100.0%	$10,602,104	100.0%

The following tables classify our mortgage-backed securities portfolio by type of interest rate index at December 31, 2006 and 2005:

	December 31, 2006
	Trading Securities		Securities Available for Sale		Total
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
	(Dollars in thousands)
Index:
One-month LIBOR	$361,116	44.4%	$105,955	1.2%	$467,071	5.0%
Six-month LIBOR	208,689	25.7	4,254,594	50.1	4,463,283	48.0
One-year LIBOR	198,613	24.4	3,704,981	43.6	3,903,594	42.0
One-year constant maturity treasury	349	0.0	335,599	4.0	335,948	3.6
One-year monthly treasury average	44,816	5.5	89,838	1.1	134,654	1.4

Total	$813,583	100.0%	$8,490,967	100.0%	$9,304,550	100.0%

	December 31, 2005
	Trading Securities		Securities Available for Sale		Total
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
	(Dollars in thousands)
Index:
One-month LIBOR	$402,311	12.5%	$10,836	0.1%	$413,147	3.9%
Six-month LIBOR	2,538,016	78.6	4,838,532	65.6	7,376,548	69.6
One-year LIBOR	218,530	6.8	2,128,376	28.9	2,346,906	22.1
One-year constant maturity treasury	2,054	0.1	397,292	5.4	399,346	3.8
One-year monthly treasury average	66,157	2.0	—	—	66,157	0.6

Total	$3,227,068	100.0%	$7,375,036	100.0%	$10,602,104	100.0%

The following tables classify our mortgage loans held for investment and mortgage-backed securities portfolio by product type at December 31, 2006 and 2005:

	December 31, 2006
	Trading Securities		Securities Available for Sale		Loans Held for Investment		Total
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
	(Dollars in thousands)
Product:
ARMs less than 3 years	$601,468	73.9%	$369,835	4.4%	$3,088,408	48.8%	$4,059,711	26.0%
3/1 Hybrid ARM	141,224	17.4	138,268	1.6	41,245	0.7	320,737	2.0
5/1 Hybrid ARM	70,891	8.7	6,592,347	77.6	374,641	5.9	7,037,879	45.0
7/1 Hybrid ARM	—	—	1,390,517	16.4	—	—	1,390,517	8.9
Home equity/Second	—	—	—	—	208,299	3.3	208,299	1.3
Other ARM	—	—	—	—	482,067	7.6	482,067	3.1
Fixed rate	—	—	—	—	2,135,061	33.7	2,135,061	13.7

Total	$813,583	100.0%	$8,490,967	100.0%	$6,329,721	100.0%	$15,634,271	100.0%

	December 31, 2005
	Trading Securities		Securities Available for Sale		Loans Held for Investment		Total
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
	(Dollars in thousands)
Product:
ARMs less than 3 years	$700,164	21.7%	$487,122	6.6%	$2,628,977	75.6%	$3,816,263	27.1%
3/1 Hybrid ARM	194,313	6.0	262,598	3.6	11,563	0.3	468,474	3.3
5/1 Hybrid ARM	2,332,591	72.3	6,625,316	89.8	121,227	3.5	9,079,134	64.5
Home equity/Second	—	—	—	—	611,370	17.6	611,370	4.3
Other	—	—	—	—	106,584	3.0	106,584	0.8

Total	$3,227,068	100.0%	$7,375,036	100.0%	$3,479,721	100.0%	$14,081,825	100.0%

During the year ended December 31, 2006, we purchased $4.9 billion of mortgage-backed securities.

During the year ended December 31, 2006, we sold $3.9 billion of mortgage-backed securities.

During the year ended December 31, 2006, we added $4.1 billion of loans held for investment to our portfolio.

Results of Operations

The following tables present our consolidated and segment statements of income for the years ended December 31, 2006, 2005 and 2004:

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net interest income:
Interest income	$1,328,494	$727,685	$314,306
Interest expense	(1,146,039)	(526,653)	(201,373)

Total net interest income	182,455	201,032	112,933

Provision for loan losses	(17,380)	(2,142)	—

Total net interest income after provision for loan losses	165,075	198,890	112,933

Non-interest income:
Gain on sales of mortgage loans	810,006	335,065	134,099
Gain on sales of current period securitized mortgage loans	—	194,256	40,120
Gain on sales of mortgage-backed securities and derivatives	12,257	50,936	63
Unrealized (loss) gain on mortgage-backed securities and derivatives	(7,028)	(8,536)	75,460

Loan servicing fees	145,429	76,096	40,571
Amortization and impairment of mortgage servicing rights	—	(60,535)	(45,038)
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	(102,820)	—	—
Due to changes in valuation assumptions, net of hedge gain	(5,289)	—	—

Net loan servicing fees (loss)	37,320	15,561	(4,467)

Other non-interest income	8,814	7,775	7,033

Total non-interest income	861,369	595,057	252,308

Non-interest expenses:
Salaries, commissions and benefits, net	414,008	359,949	189,393
Occupancy and equipment	77,357	58,855	37,642
Data processing and communications	25,905	24,788	16,165
Office supplies and expenses	19,147	19,722	13,730
Marketing and promotion	21,625	20,311	10,409
Travel and entertainment	31,310	21,007	14,190
Professional fees	24,322	14,232	12,159
Other	64,614	32,018	22,216

Total non-interest expenses	678,288	550,882	315,904

Net income before income tax expense (benefit)	348,156	243,065	49,337

Income tax expense (benefit)	84,629	(17,721)	(25,575)

Net income	$263,527	$260,786	$74,912

Dividends on preferred stock	13,218	13,217	3,988

Net income available to common shareholders	$250,309	$247,569	$70,924

Per share data:
Basic	$5.00	$5.64	$1.89
Diluted	$4.96	$5.58	$1.86

Weighted average number of shares—basic	50,030	43,897	37,612
Weighted average number of shares—diluted	50,421	44,375	38,087

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

MORTGAGE HOLDINGS SEGMENT

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Net interest income:
Interest income	$725,610	$357,920	$191,563
Interest expense	(615,601)	(262,403)	(124,397)

Total net interest income	110,009	95,517	67,166

Provision for loan losses	(9,440)	(947)	—

Total net interest income after provision for loan losses	100,569	94,570	67,166

Non-interest income:
Gain on sales of mortgage-backed securities and derivatives	12,257	37,383	3,459
Unrealized (loss) gain on mortgage-backed securities and derivatives	(7,303)	(85,778)	7,679

Total non-interest income	4,954	(48,395)	11,138

Non-interest expenses:
Salaries, commissions and benefits, net	13,469	7,576	229
Occupancy and equipment	6	6	7
Data processing and communications	145	114	15
Office supplies and expenses	78	5	—
Marketing and promotion	14	2	2
Travel and entertainment	64	5	3
Professional fees	3,700	3,050	3,653
Other	11,559	(1,854)	24,900

Total non-interest expenses	29,035	8,904	28,809

Net income before income tax expense (benefit)	76,488	37,271	49,495

Income tax expense (benefit)	—	—	—

Net income	$76,488	$37,271	$49,495

Dividends on preferred stock	13,218	13,217	3,988

Net income available to common shareholders	$63,270	$24,054	$45,507

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

LOAN ORIGINATION SEGMENT

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Net interest income:
Interest income	$602,021	$369,765	$122,743
Interest expense	(514,794)	(257,062)	(73,071)

Total net interest income	87,227	112,703	49,672

Provision for loan losses	(7,940)	(1,195)	—

Total net interest income after provision for loan losses	79,287	111,508	49,672

Non-interest income:
Gain on sales of mortgage loans	810,011	335,065	134,099
Gain on sales of current period securitized mortgage loans	—	194,256	40,120
Gain (loss) on sales of mortgage-backed securities and derivatives	—	13,553	(3,396)
Unrealized gain on mortgage-backed securities and derivatives	275	77,242	67,781

Other non-interest income	5,857	5,203	7,030

Total non-interest income	816,143	625,319	245,634

Non-interest expenses:
Salaries, commissions and benefits, net	384,041	340,492	184,163
Occupancy and equipment	75,999	57,654	37,110
Data processing and communications	25,547	24,113	15,877
Office supplies and expenses	18,296	18,131	12,685
Marketing and promotion	21,365	20,213	10,398
Travel and entertainment	30,998	20,547	14,042
Professional fees	20,455	10,329	7,855
Other	34,631	26,495	(5,767)

Total non-interest expenses	611,332	517,974	276,363

Net income before income tax expense (benefit)	284,098	218,853	18,943

Income tax expense (benefit)	87,187	(12,470)	(16,941)

Net income	$196,911	$231,323	$35,884

Dividends on preferred stock	—	—	—

Net income available to common shareholders	$196,911	$231,323	$35,884

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

LOAN SERVICING SEGMENT

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Net interest income:
Interest income	$—	$—	$—
Interest expense	(15,381)	(7,188)	(3,905)

Total net interest income	(15,381)	(7,188)	(3,905)

Provision for loan losses	—	—	—

Total net interest income after provision for loan losses	(15,381)	(7,188)	(3,905)

Non-interest income:
Loan servicing fees	145,383	76,096	40,571
Amortization and impairment of mortgage servicing rights	—	(60,535)	(45,038)
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	(102,781)	—	—
Due to changes in valuation assumptions, net of hedge gain (loss)	(5,289)	—	—

Net loan servicing fees (loss)	37,313	15,561	(4,467)

Other non-interest income	2,885	2,572	3

Total non-interest income	40,198	18,133	(4,464)

Non-interest expenses:
Salaries, commissions and benefits, net	16,315	11,881	5,001
Occupancy and equipment	1,258	1,195	525
Data processing and communications	177	561	273
Office supplies and expenses	766	1,586	1,045
Marketing and promotion	246	96	9
Travel and entertainment	244	455	145
Professional fees	144	853	651
Other	18,341	7,377	3,083

Total non-interest expenses	37,491	24,004	10,732

Net income before income tax benefit	(12,674)	(13,059)	(19,101)

Income tax benefit	(2,655)	(5,251)	(8,634)

Net income	$(10,019)	$(7,808)	$(10,467)

Dividends on preferred stock	—	—	—

Net income available to common shareholders	$(10,019)	$(7,808)	$(10,467)

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

BANKING SEGMENT

(In thousands)

Year Ended December 31,
2006
Net interest income:
Interest income	$863
Interest expense	(263)

Total net interest income	600

Provision for loan losses	—

Total net interest income after provision for loan losses	600

Non-interest income:
Loss on sales of mortgage loans	(5)

Loan servicing fees	46
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	(39)

Net loan servicing fees	7

Other non-interest income	72

Total non-interest income	74

Non-interest expenses:
Salaries, commissions and benefits, net	183
Occupancy and equipment	94
Data processing and communications	36
Office supplies and expenses	7
Travel and entertainment	4
Professional fees	23
Other	83

Total non-interest expenses	430

Net income before income tax expense	244

Income tax expense	97

Net income	$147

Dividends on preferred stock	—

Net income available to common shareholders	$147

Comparison of the Years Ended December 31, 2006 and 2005

Overview

Net income for the year ended December 31, 2006 was $263.5 million compared to $260.8 million for the year ended December 31, 2005, an increase of $2.7 million, or 1.1%. Through the third quarter of 2005, we securitized a substantial portion of our mortgage loans held for sale each quarter and had intended for each of these transactions to qualify as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). Our December 2004 securitization (“Q4-04 Securitization”) did not qualify as a sale at December 31,

2004 and was accounted for as a financing in accordance with SFAS No. 140 because we retained a small amount of securities which were benefited by derivative contracts embedded in the securitization trust. These securities were sold during the first quarter of 2005, qualifying the Q4-04 Securitization as a sale at March 31, 2005 in accordance with SFAS No. 140. Net income for the year ended December 31, 2005 includes approximately $71.4 million of revenues related to the delay in recognizing the Q4-04 Securitization as a sale into the first quarter of 2005. The increase in net income was the result of a $266.3 million increase in non-interest income, partially offset by a $127.4 million increase in non-interest expenses, a $102.4 million increase in income tax expense, an $18.6 million decrease in net interest income and a $15.2 million increase in provision for loan losses. The $266.3 million increase in non-interest income consists of a $474.9 million increase in gain on sales of mortgage loans, a $21.8 million increase in net loan servicing fees and a $1.1 million increase in other non-interest income, partially offset by a $194.3 million decrease in gain on sales of current period securitized mortgage loans and a $37.2 million decrease in realized and unrealized gains on mortgage-backed securities and derivatives in the year ended December 31, 2006 versus the year ended December 31, 2005.

Net Interest Income

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the year ended December 31, 2006 compared to the year ended December 31, 2005:

(Dollars in thousands)	Year Ended December 31,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Securities, net (1)	$9,491,612	$524,999	5.53%	$7,329,458	$343,839	4.69%
Mortgage loans held for sale	7,285,310	476,813	6.54%	5,698,155	351,650	6.17%
Mortgage loans held for investment	4,668,578	326,682	7.00%	626,296	32,196	5.14%

	21,445,500	1,328,494	6.19%	13,653,909	727,685	5.33%

Interest bearing liabilities:
Warehouse lines of credit (2)	6,374,157	356,796	5.60%	2,863,982	147,339	5.14%
Commercial paper (3)	2,511,157	126,854	5.05%	2,160,859	76,993	3.56%
Reverse repurchase agreements (4)	8,979,463	461,801	5.14%	7,184,534	260,423	3.62%
Deposits	5,215	207	3.97%	—	—	—
Collateralized debt obligations (5)	2,797,000	156,754	5.60%	706,355	26,485	3.75%
Trust preferred securities	256,953	22,744	8.85%	65,836	5,029	7.64%
Notes payable	354,902	20,883	5.88%	213,935	10,384	4.85%

	21,278,847	1,146,039	5.39%	13,195,501	526,653	3.99%

Net interest income		$182,455			$201,032

Interest rate spread			0.80%			1.34%

Net interest margin			0.85%			1.47%

(1)	The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders’ equity.
(2)	Includes $2.8 million of net interest expense on interest rate swap agreements for the 2005 period.
(3)	Includes $606 thousand of net interest income on interest rate swap agreements for the 2006 period.
(4)	Includes $2.2 million of net interest income and $17.2 million of net interest expense on interest rate swap agreements for the 2006 and 2005 periods, respectively.
(5)	Includes $679 thousand of net interest expense on interest rate swap agreements for the 2006 period.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the year ended December 31, 2006 compared to the year ended December 31, 2005:

(In thousands)	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Average Rate	Average Volume	Total
Securities, net	$68,438	$112,722	$181,160
Mortgage loans held for sale	22,173	102,990	125,163
Mortgage loans held for investment	45,863	248,623	294,486

Interest income	136,474	464,335	600,809

Warehouse lines of credit	14,110	195,347	209,457
Commercial paper	35,911	13,950	49,861
Reverse repurchase agreements	126,046	75,332	201,378
Deposits	—	207	207
Collateralized debt obligations	18,617	111,652	130,269
Trust preferred securities	2,802	14,913	17,715
Notes payable	2,550	7,949	10,499

Interest expense	200,036	419,350	619,386

Net interest income	$(63,562)	$44,985	$(18,577)

Interest Income: Interest income on securities for the year ended December 31, 2006 was $525.0 million, compared to $343.8 million for the year ended December 31, 2005, a $181.2 million, or 52.7%, increase. This increase reflects primarily the growth of our securities portfolio and higher interest rates in 2006 versus 2005.

Interest income on our mortgage loans held for sale for the year ended December 31, 2006 was $476.8 million, compared to $351.6 million for the year ended December 31, 2005, an increase of $125.2 million, or 35.6%. The increase in interest income on mortgage loans held for sale was primarily the result of an increase in average volume in 2006 versus 2005 due to higher mortgage origination volume, and higher interest rates in 2006 versus 2005.

In June 2005, we began our strategy of holding certain loans in our investment portfolio. For the year ended December 31, 2006, we recognized $326.7 million of interest income on loans held for investment, compared to $32.2 million for the year ended December 31, 2005.

Interest Expense: As of December 31, 2006, we entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with eighteen different financial institutions and had borrowed funds from ten of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities and loans held for investment. Total interest expense on reverse repurchase agreements for the year ended December 31, 2006 was $461.8 million, compared to interest expense for the year ended December 31, 2005 of $260.4 million, a $201.4 million increase. The increase in reverse repurchase agreements interest expense in 2006 versus 2005 was primarily the result of an increase in average rate due to generally higher short-term interest rates in 2006 versus 2005, and an increase in borrowings used to fund the growth of our mortgage-backed securities and loans held for investment portfolio.

We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note (“SLN”), program. Interest expense on warehouse lines of credit for the year ended December 31, 2006 was $356.8 million, compared to interest expense for the year ended December 31, 2005 of $147.3 million, a $209.5 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in 2006 versus 2005.

In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans. Interest expense on commercial paper for the year ended December 31, 2006 was $126.9 million, versus $77.0 million for the year ended December 31, 2005, a $49.9 million increase. The increase in commercial paper interest expense was the result of an increase in average interest rates in 2006 versus 2005 and an increase in average volume. The increase in average volume in 2006 versus 2005 related to higher borrowings used to fund our loan inventory. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

Interest expense on collateralized debt obligations for the year ended December 31, 2006 was $156.8 million, compared to interest expense for the year ended December 31, 2005 of $26.5 million, a $130.3 million increase. The increase in collateralized debt obligation interest expense was the result of an increase in average volume and an increase in average interest rates in 2006 versus 2005. The increase in average volume in 2006 versus 2005 related to higher borrowings used to fund our securitizations which were accounted for as financings.

Provision for Loan Losses

Provision for loan losses for the year ended December 31, 2006 was $17.4 million, compared to $2.1 million for the year ended December 31, 2005. The provision for loan losses in 2006 consists of a $12.1 million increase in allowance for loan losses and charge-offs of $5.3 million. The provision for loan losses in 2005 consists of a $2.1 million increase in allowance for loan losses. The increase in provision for loan losses in 2006 versus 2005 was the result of an increase in loans held for investment and an increase in the amount of non-performing loans associated with the loans held for investment. At December 31, 2006, the principal amount of our loan held for investment was $6.3 billion, compared to $3.4 billion at December 31, 2005.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives

Gain on Sales and Securitizations of Mortgage Loans: During the year ended December 31, 2006, gain on sales and securitizations of mortgage loans in our Loan Origination segment totaled $810.3 million, or 1.45%, of mortgage loans sold or securitized, compared to $620.1 million, or 1.41%, of mortgage loans sold or securitized during the year ended December 31, 2005. The increase primarily reflects an $11.9 billion increase in mortgage loans sold or securitized to $56.0 billion in 2006 from $44.1 billion in 2005. The 2005 period includes $43.4 million recognized in connection with the Q4-04 Securitization.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the years ended December 31, 2006 and 2005:

Gains on Sales and Securitizations of Mortgage Loans	Year Ended December 31,
(Dollars in thousands)	2006	2005
Gain on sales of mortgage loans	$810,011	$335,065
Gain on sales of current period securitized mortgage loans	—	194,256
Gain on sales of free standing derivatives	—	13,553
Unrealized gain on self-originated mortgage-backed securities retained in period	—	72,806
Unrealized gain on free standing derivatives	275	4,436

Total gain on sales and securitizations of mortgage loans	$810,286	$620,116

Total mortgage loans sold or securitized	$55,974,228	$44,115,641

Total gain on sales and securitizations of mortgage loans as a % of total mortgage loans sold or securitized	1.45%	1.41%

Portfolio Gains and Losses: During the year ended December 31, 2006, portfolio gains and losses in our Mortgage Holdings segment were a portfolio gain of $5.0 million compared to a portfolio loss of $48.4 million during the year ended December 31, 2005. The increase in portfolio gains in 2006 compared to 2005 was the result of a $47.7 million net decrease in unrealized loss on mortgage-backed securities and free standing derivatives excluding interest carry income, a $30.8 million increase in interest carry income on free standing derivatives, partially offset by a $25.1 million decrease in gain on sales of mortgage-backed securities and derivatives.

The following table presents the components of portfolio gains and losses in our Mortgage Holdings segment during the years ended December 31, 2006 and 2005:

Portfolio Gains and Losses	Year Ended December 31,
(In thousands)	2006	2005
Gain on sales of mortgage-backed securities and derivatives	$12,257	$37,383

Unrealized loss on mortgage-backed securities	(22,873)	(117,931)
Unrealized (loss) gain on free standing derivatives	(7,902)	39,451

Net unrealized loss on mortgage-backed securities and free standing derivatives excluding interest carry income (expense)	(30,775)	(78,480)

Interest carry income (expense) on free standing derivatives included in unrealized gain (loss)	23,472	(7,298)

Total portfolio gain (loss)	$4,954	$(48,395)

The following table presents the components of gain on sales of mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of Gain on Sales of Mortgage-backed Securities and Derivatives	Year Ended December 31,
(In thousands)	2006	2005
Gain on sales of mortgage-backed securities and derivatives	$12,257	$37,383
Gain on sales of free standing derivatives	—	13,553

Gain on sales of mortgage-backed securities and derivatives	$12,257	$50,936

The following table presents the components of unrealized loss on mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of Unrealized Loss on Mortgage-backed Securities and Derivatives	Year Ended December 31,
(In thousands)	2006	2005
Unrealized gain on self-originated mortgage-backed securities retained in period	$—	$72,806
Unrealized loss on mortgage-backed securities	(22,873)	(117,931)
Unrealized (loss) gain on free standing derivatives	(7,627)	43,887
Unrealized gain (loss) on free standing derivatives—interest carry	23,472	(7,298)

Unrealized loss on mortgage-backed securities and derivatives	$(7,028)	$(8,536)

Net Loan Servicing Fees

Net loan servicing fees were $37.3 million for the year ended December 31, 2006 compared to $15.6 million for the year ended December 31, 2005.

Loan Servicing Fees: Loan servicing fees increased to $145.4 million for the year ended December 31, 2006 from $76.1 million for the year ended December 31, 2005, an increase of $69.3 million, or 91.1%, primarily as a result of a $36.3 million increase in contractually specified servicing fees and a $27.1 million increase in escrow earnings. The increase in loan servicing fees in 2006 versus 2005 reflects an increase in loans serviced for others. At December 31, 2006, the principal amount of loans serviced for others, including loans held for sale and loans held for investment, was $46.3 billion, compared to $30.7 billion at December 31, 2005.

Change in Fair Value of MSRs: Effective at the beginning of the first quarter of 2006, we adopted SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”), and elected the fair value option to subsequently measure our MSRs. Under the fair value option, all changes in the fair value of MSRs are reported in the consolidated statements of income. For the year ended December 31, 2006, the change in fair value of MSRs was $108.1 million. The change in fair value of MSRs in 2006 includes a $102.8 million reduction in fair value due to the realization of servicing cash flows and a $16.2 million reduction due to changes in valuation assumptions, partially offset by a $10.9 million gain on MSR- related hedges.

Amortization and Impairment of MSRs: Amortization and impairment of MSRs includes amortization of MSRs of $51.8 million and a temporary impairment provision of $8.8 million for the year ended December 31, 2005. Effective at the beginning of the first quarter of 2006, we adopted the SFAS No. 156 fair value option and did not recognize amortization and impairment of MSRs during 2006.

The following table presents the components of net loan servicing fees for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
(In thousands)	2006	2005
Loan servicing fees	$145,429	$76,096
Amortization and impairment of mortgage servicing rights	—	(60,535)
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	(102,820)	—
Due to changes in valuation assumptions	(16,218)	—
Due to gain on related hedges	10,929	—

Net loan servicing fees	$37,320	$15,561

Other Non-Interest Income

Other non-interest income totaled $8.8 million for the year ended December 31, 2006, compared to $7.8 million for the year ended December 31, 2005. For the year ended December 31, 2006, other non-interest income primarily includes reinsurance premiums earned totaling approximately $4.9 million, other fee income of $1.6 million, rental income of $1.2 million, and revenue from title services of $0.8 million. For the year ended December 31, 2005, other non-interest income primarily includes reinsurance premiums earned totaling approximately $4.3 million, rental income of $1.5 million, revenue from title services of $1.2 million, and other fee income of $0.4 million.

Non-Interest Expenses

Our non-interest expenses for the year ended December 31, 2006 were $678.3 million compared to $550.9 million for the year ended December 31, 2005, an increase of $127.4 million, or 23.1%. The increase primarily reflects a $93.4 million rise in our Loan Origination segment non-interest expenses to $611.3 million, or 1.04% of total loan originations in 2006, from $518.0 million, or 1.14% of total loan originations in 2005.

Our operating expenses represent costs that are not eligible to be added to the book value of the loans because they are not considered to be certain direct origination costs under the rules of SFAS No. 91,

“Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases.” Direct origination costs are added to the book value of loans and either reduce the gain on sale of loans if the loans are sold or are amortized over the life of the loan.

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the year ended December 31, 2006 were $414.0 million, compared to $359.9 million for the year ended December 31, 2005, an increase of $54.1 million, or 15.0%. The increase in expenses reflects higher origination volume and a resulting higher commission expense and higher salaries due to an increase in employees to 7,409 at December 31, 2006 from 6,544 at December 31, 2005.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $264.3 million for the year ended December 31, 2006 compared to $190.9 million for the year ended December 31, 2005, an increase of $73.4 million, or 38.4%. The increase in operating expenses in 2006 versus 2005 includes a $32.6 million increase in other non-interest expense and an $18.5 million increase in occupancy and equipment expense. The increase in other non-interest expenses in 2006 versus 2005 was primarily due to a $10.7 million increase in lender-paid private mortgage insurance, an $8.0 million increase in reserves associated with our servicing assets, and the remainder was primarily associated with our acquisition of Waterfield Financial Corporation in January 2006. The increase in occupancy and equipment expense was due to higher lease obligations and certain fixed asset expenses relating to the increased number of branches in 2006.

Income Tax Expense

We recognized $84.6 million of income tax expense for the year ended December 31, 2006, compared to a $17.7 million income tax benefit for the year ended December 31, 2005. The increase in income tax expense in 2006 versus 2005 reflects an increase in income before income taxes relating to our TRS. The increase in TRS income before income taxes was primarily the result of an increase in gain on sale of loans, due to our decision to sell a higher percentage of our loan originations to third parties in 2006 versus 2005. During the year ended December 31, 2006, we sold 95.1% of our loan originations to third parties, versus 62.9% for the year ended December 31, 2005.

Loan Originations

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the year ended December 31, 2006 were $58.9 billion compared to $45.3 billion for the year ended December 31, 2005, a 30.0% increase. Mortgage brokers, through our wholesale loan production offices, accounted for 55% of our loan originations for the year ended December 31, 2006 compared to 54% for the year ended December 31, 2005. Originations conducted through our retail loan production offices and Internet call center were 34% of our loan originations for the year ended December 31, 2006 compared to 45% for the year ended December 31, 2005. During the year ended December 31, 2006, 11% of our loan originations were purchased from correspondents compared to 1% of our originations in the year ended December 31, 2005.

Comparison of the Years Ended December 31, 2005 and 2004

Overview

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

Net Interest Income

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the year ended December 31, 2005 compared to the year ended December 31, 2004:

(Dollars in thousands)	Year Ended December 31,
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Mortgage-backed securities, net (1)	$7,329,458	$343,839	4.69%	$5,268,631	$191,563	3.64%
Mortgage loans held for sale	5,698,155	351,650	6.17%	2,289,517	122,743	5.36%
Mortgage loans held for investment	626,296	32,196	5.14%	—	—	—

	13,653,909	727,685	5.33%	7,558,148	314,306	4.16%

Interest bearing liabilities:
Warehouse lines of credit (2)	2,863,982	147,339	5.14%	1,349,435	53,650	3.98%
Commercial paper	2,160,859	76,993	3.56%	744,335	16,541	2.22%
Reverse repurchase agreements (3)	7,184,534	260,423	3.62%	4,976,437	124,637	2.50%
Collateralized debt obligations	706,355	26,485	3.75%	56,207	1,775	3.16%
Trust preferred securities	65,836	5,029	7.64%	—	—	—
Notes payable	213,935	10,384	4.85%	118,592	4,770	4.02%

	13,195,501	526,653	3.99%	7,245,006	201,373	2.78%

Net interest income		$201,032			$112,933

Interest rate spread			1.34%			1.38%

Net interest margin			1.47%			1.49%

(1)	The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders' equity.
(2)	Includes $2.8 million and $12.8 million of net interest expense on interest rate swap agreements for 2005 and 2004, respectively.
(3)	Includes $17.2 million and $41.3 million of net interest expense on interest rate swap agreements for 2005 and 2004, respectively.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the year ended December 31, 2005 compared to the year ended December 31, 2004:

(In thousands)	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
	Average Rate	Average Volume	Total
Mortgage-backed securities, net	$64,862	$87,414	$152,276
Mortgage loans held for sale	21,095	207,812	228,907
Mortgage loans held for investment	—	32,196	32,196

Interest income	85,957	327,422	413,379

Warehouse lines of credit	19,447	74,242	93,689
Commercial paper	14,552	45,900	60,452
Reverse repurchase agreements	68,165	67,621	135,786
Collateralized debt obligations	394	24,316	24,710
Trust preferred securities	—	5,029	5,029
Notes payable	1,148	4,466	5,614

Interest expense	103,706	221,574	325,280

Net interest income	$(17,749)	$105,848	$88,099

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

Interest Expense: We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note (“SLN”), program. Interest expense on warehouse lines of credit for the year ended December 31, 2005 was $147.3 million, compared to interest expense for the year ended December 31, 2004 of $53.6 million, a $93.7 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in 2005 versus 2004. In May 2004, we formed a wholly-owned special purpose entity for the purpose of issuing commercial paper in the form of SLNs to finance certain portions of our mortgage loans. Interest expense on commercial paper for the year ended December 31, 2005 was $77.0 million versus $16.5 million for the year ended December 31, 2004, a $60.5 million increase. By funding a portion of our loan inventory through the commercial paper program, we were able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

As of December 31, 2005, we entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with fourteen different financial institutions and had borrowed funds from nine of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities and loans held for investment. Total interest expense on reverse repurchase agreements for the year ended December 31, 2005 was $260.4 million, compared to interest expense for the year ended December 31, 2004 of $124.6 million, a $135.8 million increase. The increase in reverse repurchase agreements interest expense in 2005 versus 2004 was primarily the result of an increase in average rate due to generally higher short-term interest rates in 2005 versus 2004, and an increase in borrowings used to fund the growth of our mortgage-backed securities and loans held for investment portfolio.

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

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives

Gain on Sales and Securitizations of Mortgage Loans: During the year ended December 31, 2005, gain on sales and securitizations of mortgage loans in our Loan Origination segment totaled $620.1 million, or 1.41%, of mortgage loans sold or securitized, compared to $238.6 million, or 1.23%, of mortgage loans sold or securitized during the year ended December 31, 2004. The increase primarily reflects a $24.6 billion increase in mortgage loans sold or securitized to $44.1 billion in 2005 from $19.5 billion in 2004. The 2005 period includes $43.4 million recognized in connection with the Q4-04 Securitization. The change in fair value of IRLCs included in gain on sales of mortgage loans in the 2004 period was reduced as a result of our adoption of SEC Staff Accounting Bulletin (“SAB”) No. 105.

The following table presents the components of gain on sales and securitizations of mortgage loans in our Loan Origination segment during the years ended December 31, 2005 and 2004:

Gains on Sales and Securitizations of Mortgage Loans	Year Ended December 31,
(Dollars in thousands)	2005	2004
Gain on sales of mortgage loans	$335,065	$134,099

Gain on sales of current period securitized mortgage loans	194,256	40,120
Gain (loss) on sales of free standing derivatives	13,553	(3,396)
Unrealized gain on self-originated mortgage-backed securities retained in period	72,806	67,781
Unrealized gain on free standing derivatives	4,436	—

Total gain on sales and securitizations of mortgage loans	$620,116	$238,604

Total mortgage loans sold or securitized	$44,115,641	$19,468,855

Total gain on sales and securitizations of mortgage loans as a % of total mortgage loans sold or securitized	1.41%	1.23%

Portfolio Gains and Losses: During the year ended December 31, 2005, portfolio gains and losses in our Mortgage Holdings segment were a portfolio loss of $48.4 million compared to a portfolio gain of $11.1 million during the year ended December 31, 2004. The decrease in portfolio gains in 2005 compared to 2004 was the result of a $96.5 million net decrease in unrealized gain on mortgage-backed securities and free standing derivatives excluding interest carry expense, partly offset by a $33.9 million increase in gain on sales of mortgage-backed securities and a $3.1 million decrease in interest carry expense on free standing derivatives.

The following table presents the components of portfolio gains and losses in our Mortgage Holdings segment during the years ended December 31, 2005 and 2004:

Portfolio Gains and Losses	Year Ended December 31,
(In thousands)	2005	2004
Gain on sales of mortgage-backed securities and derivatives	$37,383	$3,459

Unrealized loss on mortgage-backed securities	(117,931)	(23,042)
Unrealized gain on free standing derivatives	39,451	41,077

Net unrealized (loss) gain on mortgage-backed securities and free standing derivatives excluding interest carry expense	(78,480)	18,035

Interest carry expense on free standing derivatives included in unrealized gain (loss)	(7,298)	(10,356)

Total portfolio (loss) gain	$(48,395)	$11,138

The following table presents the components of gain on sales of mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of Gain on Sales of Mortgage-backed Securities and Derivatives	Year Ended December 31,
(In thousands)	2005	2004
Gain on sales of mortgage-backed securities	$37,383	$3,459
Gain (loss) on sales of free standing derivatives	13,553	(3,396)

Gain on sales of mortgage-backed securities and derivatives	$50,936	$63

The following table presents the components of unrealized gains and losses on mortgage-backed securities and derivatives shown in our consolidated statements of income:

Components of Unrealized (Loss) Gain on Mortgage-backed Securities and Derivatives	Year Ended December 31,
(In thousands)	2005	2004
Unrealized gain on self-originated mortgage-backed securities retained in period	$72,806	$67,781
Unrealized loss on mortgage-backed securities	(117,931)	(23,042)
Unrealized gain on free standing derivatives	43,887	41,077
Unrealized loss on free standing derivatives—interest carry	(7,298)	(10,356)

Unrealized (loss) gain on mortgage-backed securities and derivatives	$(8,536)	$75,460

Net Loan Servicing Fees

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

The following table presents the net loan servicing fees (loss) for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
(In thousands)	2005	2004
Loan servicing fees	$76,096	$40,571
Amortization	(51,767)	(32,615)
Impairment reserve provision	(8,768)	(12,423)

Net loan servicing fees (loss)	$15,561	$(4,467)

Other Non-Interest Income

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

Our operating expenses represent costs that are not eligible to be added to the book value of the loans because they are not considered to be certain direct origination costs under the rules of SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Costs of Leases.” Direct origination costs are added to the book value of loans and either reduce the gain on sale of loans if the loans are sold or are amortized over the life of the loan.

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

Liquidity and Capital Resources

As of December 31, 2006, we had arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with eighteen different financial institutions and had borrowed funds from ten of these counterparties. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of December 31, 2006, we had $8.6 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 5.40% before the impact of interest rate swaps and a weighted-average remaining maturity of eleven months. As of December 31, 2005, we had $9.8 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 4.40% before the impact of interest rate swaps and a weighted-average remaining maturity of four months.

We issue adjustable-rate collateralized debt obligations to finance certain portions of our mortgage loans held for investment. The collateralized debt obligations are collateralized primarily by adjustable-rate mortgage (“ARM”) loans that have been placed in a trust. As of December 31, 2006, our collateralized debt obligations had a balance of $4.9 billion and an effective interest cost of 5.53%.

To originate a mortgage loan, we draw against either a $3.3 billion SLN commercial paper program, a $2.0 billion pre-purchase facility with UBS Real Estate Securities Inc. (“UBS”), a facility of $2.5 billion with Bear Stearns, a $1.3 billion bank syndicated facility led by Bank of America, N.A. (which includes a $446.3 million term loan facility which we use to finance our MSRs), a facility of $125 million with J.P. Morgan Chase, a $750 million facility with IXIS Real Estate Capital, Inc. (“IXIS”), a $350 million facility with Credit Suisse First Boston Mortgage Capital LLC, a $1.0 billion facility with Barclays Bank PLC (“Barclays”), and a $1.5 billion syndicated facility led by Calyon New York Branch (“Calyon”). The Bank of America, IXIS and Calyon facilities are committed facilities. In addition, we have gestation facilities with UBS, Greenwich Capital Financial Products, Inc. (“Greenwich”), Societe Generale, and Deutsche Bank (“Deutsche”). These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of our liabilities to our tangible net worth. At February 22, 2007, the aggregate outstanding balance under the commercial paper program was $2.8 billion, the aggregate outstanding balance under the warehouse facilities was $3.3 billion, the aggregate outstanding balance in drafts payable was $4.0 million and the aggregate maximum amount available for additional borrowings was $5.3 billion.

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

In addition, under our warehouse facilities, we generally cannot continue to finance a mortgage loan that we hold if:

•	the loan is rejected as “unsatisfactory for purchase” by the ultimate investor and has exceeded its permissible 120-day warehouse period;

•	we fail to deliver the applicable mortgage note or other documents evidencing the loan within the requisite time period;

•	the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

•	the loan ceases to be an eligible loan (as determined pursuant to the applicable facility agreement).

As of December 31, 2006, our aggregate warehouse facility borrowings were $1.3 billion (including $50.0 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $12.8 million, compared to $3.5 billion in aggregate warehouse facility borrowings (including $21.6 million of borrowings under a working capital sub-limit) and outstanding drafts payable of $20.8 million as of December 31, 2005. At December 31, 2006, our loans held for sale were $1.5 billion and our loans held for investment were $6.3 billion compared to loans held for sale of $2.2 billion and loans held for investment of $3.5 billion at December 31, 2005.

In addition to the warehouse facilities, we have purchase and sale agreements with UBS, Greenwich, Societe Generale, and Deutsche. These agreements allow us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facility. Aggregate amounts sold and being held under these agreements at December 31, 2006 and December 31, 2005 were $6.2 billion and $3.2 billion, respectively. Aggregate amounts so held under these agreements at February 22, 2007 were $4.0 billion. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

We make certain representations and warranties under the purchase and sale agreements regarding, among other things, the loans’ compliance with laws and regulations, their conformity with the ultimate investors’ underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, we may be required to repurchase the loans and/or indemnify the investor for damages caused by that breach. We have implemented strict procedures to ensure quality control and conformity to underwriting standards and minimize the risk of being required to repurchase loans. From time to time we have been required to repurchase loans that we sold.

We also have a $446.3 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on August 9, 2007, but we have an option to extend the term for twelve additional months at a higher interest rate. We expect to renew the term loan facility at similar or better terms prior to the expiration date. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At December 31, 2006 and December 31, 2005, borrowings under our term loan facility were $298.5 million and $206.2 million, respectively.

Cash and cash equivalents decreased to $398.2 million at December 31, 2006 from $575.7 million at December 31, 2005.

Our primary sources of cash and cash equivalents during the year ended December 31, 2006, were as follows:

•	$56.0 billion of proceeds from principal received from sales of mortgage loans held for sale;

•	$3.9 billion of principal proceeds from sales of mortgage-backed securities;

•	$3.8 billion increase in collateralized debt obligations; and

•	$2.2 billion of principal repayments of mortgage-backed securities.

Our primary uses of cash and cash equivalents during the year ended December 31, 2006, were as follows:

•	$58.9 billion of origination of mortgage loans;

•	$4.9 billion of purchases of mortgage-backed securities;

•	$2.2 billion decrease in warehouse lines of credit, net; and

•	$1.2 billion decrease in reverse repurchase agreements, net.

Cash and cash equivalents increased to $575.7 million at December 31, 2005, from $192.8 million at December 31, 2004.

Our primary sources of cash and cash equivalents during the year ended December 31, 2005, were as follows:

•	$28.2 billion of proceeds from principal received from sales of mortgage loans held for sale;

•	$16.2 billion of proceeds from securitizations of mortgage loans held for sale;

•	$4.1 billion of principal proceeds from sales of mortgage-backed securities;

•	$2.7 billion increase in warehouse lines of credit, net;

•	$2.7 billion increase in reverse repurchase agreements, net; and

•	$2.3 billion of principal repayments of mortgage-backed securities.

Our primary uses of cash and cash equivalents during the year ended December 31, 2005, were as follows:

•	$45.3 billion of origination of mortgage loans;

•	$6.7 billion of purchases of mortgage-backed securities; and

•	$4.7 billion of additions to mortgage-backed securities.

Inflation

For the period 1997 to 2006, inflation has been relatively low and we believe that inflation has not had a material effect on our results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would reduce the number of loans we originate. Such a reduction could adversely affect our future results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are reasonably likely to be material to investors.

Commitments

We had the following commitments (excluding derivative financial instruments) at December 31, 2006:

(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Warehouse lines of credit	$1,304,541	$1,304,541	$—	$—	$—
Commercial paper	1,273,965	1,273,965	—	—	—
Reverse repurchase agreements	8,571,459	3,694,926	4,876,533	—	—
Deposits	24,016	15,397	3,223	3,029	2,367
Collateralized debt obligations	4,854,801	224,606	3,635,249	736,811	258,135
Trust preferred securities	336,078	—	—	—	336,078
Notes payable	417,467	302,953	87,203	3,922	23,389
Operating leases	138,516	42,050	56,181	23,052	17,233

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

When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In those instances, the Company may be required to purchase loans at current market prices to fulfill existing mandatory loan sale agreements, thereby incurring losses upon sale. Additionally, when interest rates decline, the interest income the Company receives from its mortgage loans held for investment as well as mortgage loans held for sale will decrease. The Company uses an interest rate hedging program to manage these risks. Through this program, mortgage-backed securities are purchased and sold forward and options are acquired on treasury futures contracts.

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

The Company’s hedging program contains an element of risk because the counterparties to its mortgage and treasury securities transactions may be unable to meet their obligations. While the Company does not anticipate nonperformance by any counterparty, it is exposed to potential credit losses in the event the counterparty fails to perform. The Company’s exposure to credit risk in the event of default by a counterparty is the difference between the contract and the current market price. The Company minimizes its credit risk exposure by limiting the counterparties to well-capitalized banks and securities dealers who meet established credit and capital guidelines.

Movements in interest rates also impact the value of MSRs. When interest rates decline, the loans underlying the MSRs are generally expected to prepay faster, which reduces the market value of the MSRs. To reduce the sensitivity of earnings to interest rate and market value fluctuations, the Company may use free-standing derivatives to hedge the risk of changes in the fair value of MSRs, with the resulting gains or losses reflected in income. Changes in the fair value of the MSRs from changing mortgage interest rates are generally offset by gains or losses in the fair value of the derivatives depending on the amount of MSRs we hedge. We may choose not to fully hedge MSRs, partly because origination volume tends to act as a natural hedge. For example, as interest rates decline, servicing values decrease and fees from origination volume tend to increase. Conversely, as interest rates increase, the fair value of the MSRs increases, while fees from origination volume tend to decline.

The Company enters into interest rate swap agreements to manage its interest rate exposure when financing its loans held for investment and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. The Company’s loans held for investment and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company’s mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a swap agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These swap agreements have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the swap agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company’s variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company’s mortgage-backed securities. The Company’s duration gap was approximately one month on December 31, 2006.

The following tables summarize our interest rate sensitive instruments as of December 31, 2006 and 2005:

	December 31, 2006
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Securities	$9,308,032	$9,308,032
Derivative assets (1)	32,142	130,091
Mortgage loans held for sale, net	1,523,737	1,573,564
Mortgage loans held for investment, net	6,329,721	6,461,449
Mortgage servicing rights	506,341	506,341

Liabilities:
Reverse repurchase agreements	$8,571,459	$8,571,538
Collateralized debt obligations	4,854,801	4,856,258
Deposits	24,016	24,016
Derivative liabilities	12,644	12,644

	December 31, 2005
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Securities	$10,602,115	$10,602,115
Derivative assets (1)	44,594	96,176
Mortgage loans held for sale, net	2,208,749	2,224,234
Mortgage loans held for investment, net	3,479,721	3,529,844
Mortgage servicing rights	319,671	320,827

Liabilities:
Reverse repurchase agreements	$9,806,144	$9,805,640
Collateralized debt obligations	1,057,906	1,057,906
Derivative liabilities	16,773	16,773

(1)	Derivative assets includes interest rate lock commitments ("IRLCs") to fund mortgage loans.
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

Changes in fair value that are stated in the table below are derived based upon assuming immediate and equal changes to market interest rates of various maturities. The base or current interest rate curve is adjusted by the levels shown below:

	December 31, 2006
(In thousands)	-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points
Changes in fair value of securities, net of the related financing and hedges	$(33,203)	$(6,330)	$(13,053)	$(41,787)
Changes in fair value of mortgage loans held for sale and interest rate lock commitments, net of the related financing and hedges	4,634	3,093	(3,773)	(7,812)
Changes in fair value of mortgage loans held for investment, net of the related financing and hedges	(4,296)	(2,897)	6,963	16,857
Changes in fair value of mortgage servicing rights, net of the related financing and hedges	(10,948)	(6,151)	1,656	459

Net change	$(43,813)	$(12,285)	$(8,207)	$(32,283)

Management’s fair value estimates are made as of a specific point in time based on present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the fair values used by us should not be compared to those of other companies. A further discussion of the methods and assumptions we use to estimate the above financial instruments is presented in Note 1 to the Consolidated Financial Statements.

Newly Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are free standing derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after November 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement” (“SAB 108”), on quantifying financial statement misstatements. In summary, SAB 108 was issued to address the diversity in practice of evaluating and quantifying financial statement misstatements and the related accumulation of such misstatements. SAB 108 states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a potential misstatement and contains guidance for correcting errors under this dual perspective. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides for enhanced guidance for using the fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of analyzing the impact of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early adoption is permitted for fiscal years beginning on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of the fiscal year, has not issued financial statements for any interim period of the fiscal year of adoption and also elects to apply the provisions of SFAS No. 157. The Company is in the process of analyzing the impact of SFAS No. 159 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is included in Item 7 of this report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to the Company’s Consolidated Financial Statements, together with the Notes to Consolidated Financial Statements and Independent Auditors’ Report, beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Management of American Home Mortgage Investment Corp. and its subsidiaries (the “Company,” “we” or “us”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited and issued a report on management’s assessment of the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Home Mortgage Investment Corp.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that American Home Mortgage Investment Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2007

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of 2006.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company intends to file with the SEC a definitive proxy statement on Schedule 14A in connection with the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which will involve the election of directors, within 120 days after the end of the year covered by this Annual Report on Form 10-K. Information regarding directors and executive officers of the Company will be set forth in the Proxy Statement and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2007.

AMERICAN HOME MORTGAGE INVESTMENT CORP.

By:	/s/ MICHAEL STRAUSS
Name:	Michael Strauss
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL STRAUSS Michael Strauss	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2007

/s/ STEPHEN A. HOZIE Stephen A. Hozie	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007

/s/ JOHN A. JOHNSTON John A. Johnston	Director	March 1, 2007

/s/ NICHOLAS R. MARFINO Nicholas R. Marfino	Director	March 1, 2007

/s/ MICHAEL A. MCMANUS, JR. Michael A. McManus, Jr.	Director	March 1, 2007

/s/ C. CATHLEEN RAFFAELI C. Cathleen Raffaeli	Director	March 1, 2007

/s/ KRISTIAN SALOVAARA Kristian Salovaara	Director	March 1, 2007

/s/ IRVING J. THAU Irving J. Thau	Director	March 1, 2007

INDEX TO FINANCIAL STATEMENTS

AMERICAN HOME MORTGAGE INVESTMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Home Mortgage Investment Corp.

We have audited the accompanying consolidated balance sheets of American Home Mortgage Investment Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Home Mortgage Investment Corp. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2007

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$398,166	$575,650
Accounts receivable and servicing advances	432,418	329,132
Securities (including securities pledged of $8,690,803 in 2006 and $10,063,621 in 2005)	9,308,032	10,602,115
Mortgage loans held for sale, net	1,523,737	2,208,749
Mortgage loans held for investment, net of allowance of $14,191 in 2006 and $2,142 in 2005	6,329,721	3,479,721
Derivative assets	32,142	44,594
Mortgage servicing rights	506,341	319,671
Premises and equipment, net	86,211	68,782
Goodwill	133,128	99,527
Other assets	79,089	26,804

Total assets	$18,828,985	$17,754,745

Liabilities and Stockholders’ Equity:
Liabilities:
Warehouse lines of credit	$1,304,541	$3,474,191
Commercial paper	1,273,965	1,079,179
Reverse repurchase agreements	8,571,459	9,806,144
Deposits	24,016	—
Collateralized debt obligations	4,854,801	1,057,906
Payable for securities purchased	289,716	261,539
Derivative liabilities	12,644	16,773
Trust preferred securities	336,078	203,688
Accrued expenses and other liabilities	361,923	298,230
Notes payable	417,467	319,309
Income taxes payable	112,089	30,770

Total liabilities	17,558,699	16,547,729

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized:
9.75% Series A Cumulative Redeemable, 2,150,000 shares issued and outstanding in 2006 and 2005	50,857	50,857
9.25% Series B Cumulative Redeemable, 3,450,000 shares issued and outstanding in 2006 and 2005	83,183	83,183
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 50,195,499 and 49,639,646 shares issued and outstanding in 2006 and 2005	502	496

Additional paid-in capital	963,617	947,512
Retained earnings	257,283	203,778
Accumulated other comprehensive loss	(85,156)	(78,810)

Total stockholders’ equity	1,270,286	1,207,016

Total liabilities and stockholders’ equity	$18,828,985	$17,754,745

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net interest income:
Interest income	$1,328,494	$727,685	$314,306
Interest expense	(1,146,039)	(526,653)	(201,373)

Total net interest income	182,455	201,032	112,933

Provision for loan losses	(17,380)	(2,142)	—

Total net interest income after provision for loan losses	165,075	198,890	112,933

Non-interest income:
Gain on sales of mortgage loans	810,006	335,065	134,099
Gain on sales of current period securitized mortgage loans	—	194,256	40,120
Gain on sales of mortgage-backed securities and derivatives	12,257	50,936	63
Unrealized (loss) gain on mortgage-backed securities and derivatives	(7,028)	(8,536)	75,460
Loan servicing fees	145,429	76,096	40,571
Amortization and impairment of mortgage servicing rights	—	(60,535)	(45,038)
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	(102,820)	—	—
Due to changes in valuation assumptions, net of hedge gain	(5,289)	—	—

Net loan servicing fees (loss)	37,320	15,561	(4,467)

Other non-interest income	8,814	7,775	7,033

Total non-interest income	861,369	595,057	252,308

Non-interest expenses:
Salaries, commissions and benefits, net	414,008	359,949	189,393
Occupancy and equipment	77,357	58,855	37,642
Data processing and communications	25,905	24,788	16,165
Office supplies and expenses	19,147	19,722	13,730
Marketing and promotion	21,625	20,311	10,409
Travel and entertainment	31,310	21,007	14,190
Professional fees	24,322	14,232	12,159
Other	64,614	32,018	22,216

Total non-interest expenses	678,288	550,882	315,904

Net income before income tax expense (benefit)	348,156	243,065	49,337
Income tax expense (benefit)	84,629	(17,721)	(25,575)

Net income	$263,527	$260,786	$74,912

Dividends on preferred stock	13,218	13,217	3,988

Net income available to common shareholders	$250,309	$247,569	$70,924

Per share data:
Basic	$5.00	$5.64	$1.89
Diluted	$4.96	$5.58	$1.86

Weighted average number of shares—basic	50,030	43,897	37,612
Weighted average number of shares—diluted	50,421	44,375	38,087

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE YEARS ENDED DECEMBER 31, 2006

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2004	$—	$252	$281,432	$121,029	$(4,743)	$397,970
Comprehensive income:
Net income	—	—	—	74,912	—	74,912
Net change in unrealized loss on securities available for sale	—	—	—	—	(10,711)	(10,711)
Net change in unrealized loss on cash flow hedges, net of amortization	—	—	—	—	(23,885)	(23,885)

Comprehensive income:						40,316
Issuance of Series A Preferred Stock—offering	50,857	—	—	—	—	50,857
Issuance of Series B Preferred Stock—offering	83,183	—	—	—	—	83,183
Issuance of Common Stock—offering	—	144	339,647	—	—	339,791
Issuance of Common Stock—earnouts	—	2	5,577	—	—	5,579
Issuance of Common Stock—1999
Omnibus Stock Incentive Plan	—	5	3,275	—	—	3,280
Tax benefit from stock options exercised	—	—	1,599	—	—	1,599
Dividends declared on Series A Preferred Stock	—	—	—	(2,959)	—	(2,959)
Dividends declared on Series B Preferred Stock	—	—	—	(1,029)	—	(1,029)
Dividends declared on Common Stock	—	—	—	(92,325)	—	(92,325)

Balance at December 31, 2004	$134,040	$403	$631,530	$99,628	$(39,339)	$826,262

Comprehensive income:
Net income	—	—	—	260,786	—	260,786
Net change in unrealized loss on securities available for sale	—	—	—	—	(41,182)	(41,182)
Net change in unrealized gain on cash flow hedges, net of amortization	—	—	—	—	1,711	1,711

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE YEARS ENDED DECEMBER 31, 2006—(Continued)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Comprehensive income						221,315
Issuance of Common Stock—offering	—	90	304,033	—	—	304,123
Issuance of Common Stock—earnouts	—	2	5,990	—	—	5,992
Issuance of Common Stock—1999 Omnibus Stock Incentive Plan	—	1	2,887	—	—	2,888
Tax benefit from stock options exercised	—	—	3,072	—	—	3,072
Dividends declared on Series A Preferred Stock	—	—	—	(5,241)	—	(5,241)
Dividends declared on Series B Preferred Stock	—	—	—	(7,978)	—	(7,978)
Dividends declared on Common Stock	—	—	—	(143,417)	—	(143,417)

Balance at December 31, 2005	$134,040	$496	$947,512	$203,778	$(78,810)	$1,207,016

Comprehensive income:
Net income	—	—	—	263,527	—	263,527
Net change in unrealized loss on securities available for sale	—	—	—	—	(3,840)	(3,840)
Net change in unrealized loss on cash flow hedges, net of amortization	—	—	—	—	(2,506)	(2,506)

Comprehensive income						257,181
Cumulative effect adjustment due to adoption of SFAS No. 156	—	—	—	718	—	718
Issuance of Common Stock—earnouts	—	3	9,851	—	—	9,854
Issuance of Common Stock—1999 Omnibus Stock Incentive Plan	—	3	3,561	—	—	3,564
Stock-based employee compensation expense	—	—	1,061	—	—	1,061
Tax benefit from stock options exercised	—	—	1,632	—	—	1,632
Dividends declared on Series A Preferred Stock	—	—	—	(5,241)	—	(5,241)
Dividends declared on Series B Preferred Stock	—	—	—	(7,977)	—	(7,977)
Dividends declared on Common Stock	—	—	—	(197,522)	—	(197,522)

Balance at December 31, 2006	$134,040	$502	$963,617	$257,283	$(85,156)	$1,270,286

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$263,527	$260,786	$74,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,245	11,730	8,404
Provision for loan losses	17,380	2,142	—
Change in fair value of mortgage servicing rights	119,038	—	—
Amortization and impairment of mortgage servicing rights	—	60,535	45,038
Accretion and amortization of mortgage-backed securities, net	13,878	2,362	27,315
Deferred cash flow hedge gain (loss), net of amortization	5,635	20,133	(4,218)
(Gain) loss on sales of mortgage-backed securities and derivatives	(5,665)	7,478	4,929
Unrealized loss (gain) on mortgage-backed securities	26,983	162,033	(6,916)
Unrealized loss (gain) on free standing derivatives	9,998	(39,397)	(41,077)
(Decrease) increase in forward delivery contracts	(23,367)	14,912	(4,798)
Capitalized mortgage servicing rights on securitized loans	—	(169,876)	(59,703)
Capitalized mortgage servicing rights on sold loans	(304,208)	(58,893)	(18,987)
Decrease (increase) in interest rate lock commitments	10,201	(2,061)	18,586
Increase in mortgage loan basis adjustments	(12,467)	(24,480)	(8,606)
Excess tax benefits from share-based payment arrangements	(1,632)	—	—
Other	(2,850)	573	(757)
(Increase) decrease in operating assets:
Accounts receivable	(62,675)	(201,812)	(27,711)
Servicing advances	(37,932)	(10,342)	(4,956)
Income taxes receivable	—	25,797	(25,797)
Other assets	(15,400)	4,434	(17,333)
Increase (decrease) in operating liabilities:
Accrued expenses and other liabilities	44,079	105,516	61,226
Income taxes payable	82,513	(23,138)	(12,460)
Origination of mortgage loans held for sale	(56,319,369)	(41,778,860)	(23,069,085)
Principal received from sales of mortgage loans held for sale	55,998,984	28,165,622	13,716,001
Proceeds from securitizations of mortgage loans held for sale	—	16,185,841	5,686,825
Additions to mortgage-backed securities and derivatives	—	(4,650,656)	(3,818,014)
Principal proceeds from sales of self-originated mortgage-backed securities	1,908,882	2,437,415	2,020,635
Cash received from residual assets in securitizations	79,795	102,484	25,165
Principal repayments of mortgage-backed securities	219,498	767,537	308,791

Net cash provided by (used in) operating activities	2,033,071	1,377,815	(5,122,591)

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from investing activities:
Purchases of premises and equipment	(35,456)	(28,936)	(18,242)
Origination of mortgage loans held for investment	(2,579,985)	(3,519,146)	—
Proceeds from repayments and dispositions of mortgage loans held for investment	1,288,479	80,721	—
Purchases of mortgage-backed securities	(4,940,226)	(6,650,130)	(5,293,484)
Principal proceeds from sales of purchased mortgage-backed securities	1,986,096	1,698,060	1,589,297
Principal repayments of purchased mortgage-backed securities	2,004,442	1,553,467	917,472
Net increase in Federal Home Loan Bank stock, at cost	(162)	—	—
Acquisition of businesses, net of cash acquired	(564,185)	—	—
Other	—	—	(244)

Net cash used in investing activities	(2,840,997)	(6,865,964)	(2,805,201)

Cash flows from financing activities:
(Decrease) increase in warehouse lines of credit, net	(2,169,650)	2,738,408	(385,977)
(Decrease) increase in reverse repurchase agreements, net	(1,234,685)	2,734,976	5,726,841
Decrease in deposits	(6,673)	—	—
Increase (decrease) in collateralized debt obligations	3,796,895	(964,312)	2,022,218
Increase (decrease) in payable for securities purchased	28,177	261,539	(259,701)
Increase in commercial paper, net	194,786	549,389	529,790
(Decrease) increase in drafts payable, net	(7,942)	(5,446)	575
Increase in trust preferred securities	132,390	203,688	—
Increase in notes payable, net	95,158	183,548	36,106
Proceeds from issuance of Preferred Stock	—	—	135,482
Proceeds from issuance of Common Stock	3,058	306,277	343,413
Excess tax benefits from share-based payment arrangements	1,632	—	—
Dividends paid	(202,704)	(137,089)	(81,282)

Net cash provided by financing activities	630,442	5,870,978	8,067,465

Net (decrease) increase in cash and cash equivalents	(177,484)	382,829	139,673
Cash and cash equivalents, beginning of period	575,650	192,821	53,148

Cash and cash equivalents, end of period	$398,166	$575,650	$192,821

Supplemental disclosure of cash flow information:
Interest paid	$1,163,827	$498,936	$146,033
Income taxes paid	2,610	1,028	9,708
Supplemental disclosure of non-cash investing information:
Net transfer of loans held for sale to loans held for investment	$1,540,134	$—	$—

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—American Home Mortgage Investment Corp. (“AHM Investment”) is a mortgage REIT focused on earning net interest income from mortgage loans and securities, and, through its taxable subsidiaries, on earning income from originating and selling mortgage loans and servicing mortgage loans for institutional investors. Mortgages are originated through a network of loan origination offices and mortgage brokers or are purchased from correspondents, and are serviced at the Company’s Irving, Texas servicing center. As used herein, references to the “Company,” “American Home,” “we,” “our” and “us” refer to AHM Investment collectively with its subsidiaries.

Basis of Presentation—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

Due to the Company’s exercising significant influence on the operations of its joint ventures, their balances and operations have been fully consolidated in the accompanying consolidated financial statements and all intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents—Cash and cash equivalents are demand deposits and short-term investments with a maturity of 90 days or less. The carrying amount of cash and cash equivalents approximates its fair value.

Mortgage-backed Securities—Mortgage-backed securities (“MBS”) are classified as either trading or available for sale. Trading securities are reported at fair value, and changes in fair value are reported in unrealized gain (loss) on mortgage-backed securities and derivatives in the consolidated statements of income. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss). Realized gains and losses on sales of available for sale securities are determined on an average cost basis and included in gain (loss) on sales of mortgage-backed securities and derivatives.

When the fair value of an available for sale security is less than amortized cost, management evaluates whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security is likely to be sold prior to the recovery of fair value) based on estimated credit losses, prepayment speeds and the length of time in an unrealized loss position. If, in management’s assessment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Premiums and discounts on the Company’s mortgage-backed securities held in available for sale are amortized to interest income using the level yield method over the estimated life of the security.

Mortgage Loans Held for Sale—Mortgage loans held for sale are carried at the lower of cost or aggregate market value (“LOCOM”). The cost basis includes the capitalized value of the prior interest rate lock commitments (“IRLCs”) related to the mortgage loans and any net deferred origination costs. For mortgage loans held for sale that are hedged with forward sale commitments, if the Company meets hedge accounting requirements, the carrying value is adjusted for the change in market during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate basis.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Loans Held for Investment—Mortgage loans held for investment represent loans securitized through transactions structured as financings, or pending securitization through transactions that are expected to be structured as financings. Mortgage loans held for investment are carried at the aggregate of their remaining unpaid principal balances, including the capitalized value of the prior IRLCs related to the mortgage loans, plus net deferred origination costs, less any related charge-offs and allowance for loan losses. Loan fees and direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method.

Allowance for Losses on Mortgage Loans Held for Investment— The Company maintains an allowance for loan losses for its mortgage loans held for investment, based on the Company’s estimate of current existing losses. Additions to the allowance for loan losses are based on assessments of certain factors, including historical loan loss experience of similar types of loans, the Company’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the value of collateral securing the loans, and current and anticipated economic and interest rate conditions. Evaluation of these factors involves subjective estimates and judgments that may change. Additions to the allowance for loan losses are provided through a charge to income and recorded within provision for loan losses in the consolidated statements of income. The allowance for loan losses is reduced by subsequent charge-offs, net of recoveries.

Real Estate Owned—The Company’s real estate owned (“REO”) represents property acquired through foreclosure or other proceedings. REO is carried at the lower of cost or fair value, less costs to sell. REO is reported in other assets in the consolidated balance sheet. The Company periodically evaluates all REO, and reductions in carrying value are recognized in other non-interest expenses in the consolidated statements of income.

Mortgage Servicing Rights— In March 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of the entity’s first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date. The Company elected to early adopt SFAS No. 156 as of January 1, 2006 and, upon measurement of its mortgage servicing rights (“MSRs”) at fair value, recorded a cumulative effect adjustment to retained earnings of $718 thousand after tax. The Company’s election increased MSRs by $1.2 million. Prior to January 1, 2006, MSRs were carried at the lower of cost or fair value, based on defined interest rate risk strata, and the gross MSR asset was amortized in proportion to and over the period of estimated net servicing income. The Company estimates the fair value of its MSRs by obtaining market information from one of the market’s primary independent MSR brokers.

Premises and Equipment—Premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated service lives of the premises and equipment. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Depreciation and amortization are recorded within occupancy and equipment expense in the consolidated statements of income.

Goodwill—Goodwill represents the excess purchase price over the fair value of net assets acquired from business acquisitions. The Company’s goodwill includes earnouts, consisting of cash and shares of the Company’s Common Stock paid to former shareholders of previously acquired companies. The Company tests

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for impairment at least annually and will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. The Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to the Company’s loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to the Company’s mortgage holdings segment includes a forecast of the expected future net interest income, gain on mortgage-backed securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies. We further test to ensure that the fair value of all of our business units does not exceed our total market capitalization.

Reverse Repurchase Agreements—The Company has entered into reverse repurchase agreements to finance certain of its investments. These agreements are secured by a portion of the Company’s investments and bear interest rates that have historically moved in close relationship to the London Inter-Bank Offer Rate (“LIBOR”). Reverse repurchase agreements are accounted for as borrowings and recorded as a liability on the consolidated balance sheet.

Collateralized Debt Obligations—The Company has issued adjustable-rate collateralized debt obligations (“CDOs”) to finance certain portions of its mortgage loans. The CDOs are collateralized by adjustable-rate mortgage (“ARM”) loans that have been placed in a trust and bear interest rates that have historically moved in close relationship to LIBOR. CDOs are accounted for as borrowings and recorded as a liability on the consolidated balance sheet.

Commercial Paper—The Company maintains a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes (“SLNs”) to finance certain portions of the Company’s mortgage loans held for sale and mortgage loans held for investment. The commercial paper may be secured by the Company’s mortgage loans held for sale, mortgage loans held for investment, mortgage-backed securities or cash and bears interest at prevailing money market rates approximating LIBOR. Commercial paper is accounted for as a borrowing and recorded as a liability on the consolidated balance sheet.

Trust Preferred Securities— The Company has formed wholly owned statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities. The Company does not consolidate its Trusts, which results in a liability to the Trusts, which is recorded in trust preferred securities on the consolidated balance sheet.

Derivative Financial Instruments—The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

Interest Rate Lock Commitments (“IRLCs”). The Company’s mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria and have locked their terms and rates. The Company uses mortgage forward delivery contracts to economically hedge the IRLCs. The Company classifies and accounts for the IRLCs associated with loans expected to be sold as free-standing derivatives. Accordingly, IRLCs related to loans held for sale are recorded at fair value with changes in fair value recorded to current earnings.

Forward Delivery Commitments Used to Economically Hedge IRLCs. The Company uses mortgage forward delivery contracts to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward Delivery Commitments Used to Hedge Mortgage Loans Held for Sale. The Company’s risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company’s strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency-eligible conforming loans and most of its non-conforming loans held for sale. At the inception of the hedge, to qualify for hedge accounting, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory as well as its objective and strategy for undertaking the hedge transaction. For conventional conforming fixed-rate loans, the notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company. The Company classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

Total Return Swaps Used to Economically Hedge MSRs. The Company uses agency trust principal only total return swaps to economically hedge its MSRs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

Interest Rate Swap Agreements. The Company enters into interest rate swap agreements which require it to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The fair value of interest rate swap agreements is based on the net present value of estimated future interest payments over the remaining life of the interest rate swap agreement. All changes in the unrealized gains and losses on swap agreements designated as cash flow hedges have been recorded in accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense is recognized on the Company’s hedged borrowings. For interest rate swap agreements accounted for as cash flow hedges, the net amount accrued for the variable interest receivable and fixed interest payable affects the amount recorded as interest expense. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in accumulated other comprehensive income (loss) would be reclassified to income. Certain swap agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company’s borrowings. Although the terms and characteristics of the Company’s swap agreements and hedged borrowings are nearly identical, due to the explicit requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company does not account for these hedges under a method defined in SFAS No. 133 as the “shortcut” method, but rather the Company performs an assessment of the hedge effectiveness and measures the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. The Company classifies and accounts for interest rate swap agreements that are not designated as cash flow hedges as free-standing derivatives. Accordingly, these swap agreements are recorded at fair value with changes in fair value recorded to current earnings as a component of unrealized gain on mortgage-backed securities and derivatives as they are used to offset the price change exposure of mortgage-backed securities classified as trading. For interest rate swap agreements accounted for as free-standing derivatives, the net amount accrued for the variable interest receivable and fixed interest payable is recorded in current earnings as unrealized gain on mortgage-backed securities and derivatives.

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

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Gain on Sale of Loans—The Company recognizes gain on sale of loans, net of hedge gains or losses, for the difference between the sales price and the adjusted book value of the loans, less associated market valuation reserves and recourse liabilities, at the time of sale. The adjusted book value of the loans includes the original principal amount plus SFAS No. 133 basis adjustments plus deferrals of fees and points received and direct loan origination costs. Recourse liabilities could include the potential repurchase of loans or indemnification of losses based on violations of representations and warranties which are customary to the business. The Company’s recourse liabilities are recorded in accrued expenses and other liabilities on the consolidated balance sheet.

Loan Origination Fees and Direct Origination Costs—The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold. When loans held for investment are securitized, net deferred origination costs are amortized over the life of the loan using the level-yield method and such amounts adjust interest income. When loans are securitized and held as trading securities, net deferred origination costs are an adjustment to the cost of the security and such amounts affect the amount recorded as unrealized gain on mortgage-backed securities and derivatives.

Interest Recognition—The Company accrues interest income as it is earned and interest expense as it is incurred. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Servicing Fees—The Company recognizes servicing fees when the fees are collected.

Marketing and Promotion—The Company charges the costs of marketing, promotion and advertising to expense in the period incurred.

Income Taxes—The Company accounts for income taxes in conformity with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences (“temporary differences”) attributable to the differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets where realization is not considered “more likely than not.” The Company recognizes the effect of changes in tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date.

Stock Option Plans—In 1999, the Company established the 1999 Omnibus Stock Incentive Plan, as amended (the “Plan”). Prior to January 1, 2006, the Company accounted for the Plan using Accounting Principles

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”), had been applied. Prior to January 1, 2006, in accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the years ended December 31, 2005 and 2004, the Company’s consolidated net income and earnings per share would have been reduced to the pro-forma amounts presented in the following table:

	Year Ended December 31,
(In thousands, except per share data)	2005	2004
Net income available to common shareholders—as reported	$247,569	$70,924

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,227)	(1,188)

Net income available to common shareholders—pro forma	$246,342	$69,736

Earnings per share:
Basic—as reported	$5.64	$1.89
Basic—pro forma	$5.61	$1.85

Diluted—as reported	$5.58	$1.86
Diluted—pro forma	$5.55	$1.83

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company’s consolidated financial statements. Under SFAS No. 123R, the related compensation cost is measured based on the fair value of the award at the date of grant. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123R.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, compensation cost in the year ended December 31, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue authorized but unissued shares of common stock to satisfy stock option exercises.

During the year ended December 31, 2006, the Company’s adoption of SFAS No. 123R decreased income before income taxes by $1.1 million, decreased net income by $860 thousand and decreased basic and diluted net income per share by $0.02 per share. The income tax benefit recognized in income for the year ended December 31, 2006 for stock options was $201 thousand. The expense, before income tax effect, is included in salaries, commissions and benefits expense.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share—Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Cash Flows— Cash and cash equivalents are demand deposits and short-term investments with a maturity of 90 days or less.

Recently Issued Accounting Standards—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are free standing derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after November 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement” (“SAB 108”), on quantifying financial statement misstatements. In summary, SAB 108 was issued to address the diversity in practice of evaluating and quantifying financial statement misstatements and the related accumulation of such misstatements. SAB 108 states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a potential misstatement and contains guidance for correcting errors under this dual perspective. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides for enhanced guidance for using the fair value to measure assets and liabilities. SFAS No. 157 defines

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of analyzing the impact of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early adoption is permitted for fiscal years beginning on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of the fiscal year, has not issued financial statements for any interim period of the fiscal year of adoption and also elects to apply the provisions of SFAS No. 157. The Company is in the process of analyzing the impact of SFAS No. 159 on its consolidated financial statements.

NOTE 2—ACCOUNTS RECEIVABLE AND SERVICING ADVANCES

The following table presents the Company’s accounts receivable and servicing advances as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Loan sales receivables	$222,622	$167,953
Accrued interest on securities and derivatives	70,455	77,954
Accrued interest on mortgage loans	52,242	21,480
Tax and insurance advances	46,017	19,979
Foreclosure advances	22,933	15,060
Other	18,149	26,706

Accounts receivable and servicing advances	$432,418	$329,132

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 —SECURITIES

The following table presents the Company’s securities available for sale as of December 31, 2006 and 2005:

	December 31, 2006
(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency MBS	$216,416	$59	$(3,884)	$212,591
Privately issued MBS:
Rated	8,323,978	2,035	(52,681)	8,273,332
Unrated	5,044	—	—	5,044

MBS available for sale	8,545,438	2,094	(56,565)	8,490,967

Fannie Mae bonds	1,963	16	—	1,979
Corporate bonds	183	5	—	188
Trust preferred securities	584	9	—	593
FHLB stock	709	—	—	709
Equity securities	13	—	—	13

Securities available for sale	$8,548,890	$2,124	$(56,565)	$8,494,449

	December 31, 2005
(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency MBS	$135,545	$—	$(5,225)	$130,320
Privately issued MBS:
Rated	7,282,916	4,562	(49,963)	7,237,515
Unrated	7,176	25	—	7,201

MBS available for sale	7,425,637	4,587	(55,188)	7,375,036

FHLB stock	11	—	—	11

Securities available for sale	$7,425,648	$4,587	$(55,188)	$7,375,047

As of December 31, 2006 and 2005, the Company’s debt securities available for sale had remaining maturities of more than ten years.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the Company’s securities available for sale in an unrealized loss position as of December 31, 2006 and 2005:

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Agency MBS	$10,460	$(1)	$101,540	$(3,883)	$112,000	$(3,884)
Privately issued MBS:
Rated	2,860,018	(5,971)	4,403,319	(46,710)	7,263,337	(52,681)

Securities available for sale	$2,870,478	$(5,972)	$4,504,859	$(50,593)	$7,375,337	$(56,565)

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Agency MBS	$—	$—	$130,320	$(5,225)	$130,320	$(5,225)
Privately issued MBS:
Rated	3,834,893	(29,230)	926,942	(20,733)	4,761,835	(49,963)

Securities available for sale	$3,834,893	$(29,230)	$1,057,262	$(25,958)	$4,892,155	$(55,188)

As of December 31, 2006, the Company held 109 securities available for sale in an unrealized loss position for twelve months or more. The Company has evaluated these securities and determined there was no other-than-temporary impairment as of December 31, 2006. Management believes the price movements in these securities are dependent upon changes in market interest rates. The Company has the ability and intent to hold its securities available for sale in an unrealized loss position until a market price recovery or maturity.

The following table presents the Company’s mortgage-backed trading securities as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	Fair Value
	(In thousands)
Privately issued:
Rated	$613,917	$2,997,650
Unrated	199,666	229,418

Trading securities	$813,583	$3,227,068

During the year ended December 31, 2006, the Company recorded $22.9 million in unrealized losses on trading securities that related to trading securities held at December 31, 2006. During the year ended December 31, 2005, the Company recorded $45.1 million in unrealized losses on trading securities that related to trading securities held at December 31, 2005.

During the year ended December 31, 2006, the Company sold $3.9 billion of MBS and realized $12.3 million in gains, net of hedges.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2005, the Company sold $4.1 billion of MBS, excluding securities sold contemporaneously with the execution of securitization transactions, and realized $37.4 million in gains, net of hedges. During the year ended December 31, 2005, the Company securitized and held in its portfolio $4.4 billion of MBS.

The Company’s securities held at December 31, 2006 are primarily either agency obligations or were rated AAA or AA by Standard & Poor’s.

Through the third quarter of 2005, a substantial portion of the Company’s securitizations qualified as sales under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights on the consolidated balance sheet. The Company has credit exposure on $10.7 billion and $15.1 billion of off-balance sheet loans it has securitized privately as of December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company’s nonperforming off-balance sheet securitized loans were $266.0 million, or 2.48% of the total portfolio. As of December 31, 2005, the Company’s nonperforming off-balance sheet securitized loans were $113.6 million, or 0.75% of the total portfolio.

As of December 31, 2006 and 2005, the fair value of residual assets from securitizations reported in securities was $206.1 million and $276.0 million, respectively.

The significant assumptions used in estimating the fair value of residual cash flows as of December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Weighted-average prepayment speed (CPR)	30.48%	30.63%
Weighted-average discount rate	16.74%	16.52%
Weighted-average default rate	0.63%	0.54%
Weighted-average loss severity	22.33%	27.19%

The table below illustrates hypothetical fair values of the Company’s residual assets as of December 31, 2006 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

Fair value of residual assets as of December 31, 2006	$206,085

	Fair Value	Change in Fair Value
Prepayment speed:
Impact of adverse 10% change	$193,418	$(12,667)
Impact of adverse 20% change	183,762	(22,323)

Discount rate:
Impact of adverse 10% change	197,318	(8,767)
Impact of adverse 20% change	190,813	(15,272)

Default rate:
Impact of adverse 10% change	202,070	(4,015)
Impact of adverse 20% change	199,951	(6,134)

Loss severity:
Impact of adverse 10% change	202,861	(3,224)
Impact of adverse 20% change	201,513	(4,572)

These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—MORTGAGE LOANS, NET

Mortgage Loans Held For Sale, Net

The following table presents the Company’s mortgage loans held for sale, net, as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Mortgage loans held for sale	$1,533,613	$2,193,026
SFAS No. 133 basis adjustments	(2,467)	(2,099)
Deferred origination costs, net	14,639	20,786
LOCOM valuation reserves	(22,048)	(2,964)

Mortgage loans held for sale, net	$1,523,737	$2,208,749

During the year ended December 31, 2006, the Company sold mortgage loans to third parties totaling $56.0 billion and realized $810.0 million in gains. During the year ended December 31, 2005, the Company sold non-securitized mortgage loans to third parties totaling $28.5 billion and realized $335.1 million in gains.

During the year ended December 31, 2005, the Company securitized mortgage loans totaling $16.7 billion, of which $12.3 billion were sold, and realized $194.3 million in gains.

During the year ended December 31, 2006, the Company deferred $699.2 million of loan origination costs as an adjustment to the cost basis for additions to mortgage loans held for sale. The Company’s gain on sale of loans was reduced by $705.4 million of deferred origination costs associated with mortgage loans sold during the year ended December 31, 2006.

As of December 31, 2006, the Company’s nonaccruing mortgage loans held for sale was $124.3 million, or 8.13% of the total mortgage loans held for sale portfolio. As of December 31, 2005 the Company’s nonaccruing mortgage loans held for sale was $9.4 million, or 0.43% of the total mortgage loans held for sale portfolio.

As of December 31, 2006 and 2005, the Company held no accruing loans held for sale which were contractually past due 90 days or more as to principal or interest payments.

Mortgage Loans Held For Investment, Net

The following table presents the Company’s mortgage loans held for investment, net, as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Mortgage loans held for investment:
One-to-four family	$6,276,890	$3,438,425
Commercial	4,580	—

Mortgage loans held for investment	6,281,470	3,438,425

SFAS No. 133 basis adjustments	(2,967)	—
Deferred origination costs, net	65,409	43,438
Allowance for loan losses	(14,191)	(2,142)

Mortgage loans held for investment, net	$6,329,721	$3,479,721

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2006, the Company transferred $1.7 billion of its mortgage loans held for investment to American Home Mortgage Investment Trust 2006-3 (the “2006-3 Trust”) in a securitization transaction accounted for as a financing of the loans held for investment.

In June 2006, the Company transferred $964.9 million of its mortgage loans held for investment to American Home Mortgage Investment Trust 2006-2 (the “2006-2 Trust”) in a securitization transaction accounted for as a financing of the loans held for investment.

In March 2006, the Company transferred $2.0 billion of its mortgage loans held for investment to American Home Mortgage Investment Trust 2006-1 (the “2006-1 Trust”) in a securitization transaction accounted for as a financing of the loans held for investment.

During the year ended December 31, 2006, the Company deferred $37.0 million of loan origination costs as an adjustment to the cost basis for mortgage loans added to its held for investment portfolio. The Company’s interest income was reduced by $15.1 million of deferred origination cost amortization on mortgage loans held for investment during the year ended December 31, 2006.

The following table presents the activity in the Company’s allowance for loan losses for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
	(In thousands)
Balance at beginning of period	$2,142	$—
Provision for loan losses	17,380	2,142
Charge-offs	(5,331)	—

Balance at end of period	$14,191	$2,142

As a result of the Company holding no loans in its investment portfolio during the year ended December 31, 2004, the Company had no provision for loan losses during the year.

As of December 31, 2006, the Company’s nonaccruing mortgage loans held for investment was $82.4 million, or 1.31% of the total mortgage loans held for investment portfolio. As of December 31, 2005, the Company’s nonaccruing mortgage loans held for investment was $10.5 million, or 0.31% of the total mortgage loans held for investment portfolio.

As of December 31, 2006 and 2005, the Company held no accruing loans held for investment which were contractually past due 90 days or more as to principal or interest payments.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company’s derivative assets and liabilities as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Derivative Assets
Interest rate lock commitments	$11,728	$14,086
Interest rate swaps	9,759	30,508
Forward delivery contracts—loan commitments	4,253	—
Swaptions	2,367	—
Forward delivery contracts—loans held for sale	2,342	—
Other	1,693	—

Derivative assets	$32,142	$44,594

Derivative Liabilities
Interest rate lock commitments	$7,842	$—
Forward delivery contracts—loan commitments	—	8,659
Forward delivery contracts—loans held for sale	—	8,114
Total return swaps	3,178	—
Interest rate swaps	1,624	—

Derivative liabilities	$12,644	$16,773

As of December 31, 2006, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $4.8 billion and $8.4 billion, respectively.

As of December 31, 2005, the notional amount of forward delivery contracts and interest rate swap agreements was approximately $2.2 billion and $8.7 billion, respectively.

As of December 31, 2006, the notional amount of swaptions and total return swaps was approximately $380.0 million and $152.6 million, respectively.

During the year ended December 31, 2006, the Company recognized in earnings $15.8 million in unrealized gains on free standing derivatives. During the year ended December 31, 2005, the Company recognized in earnings $36.6 million in unrealized gains on free standing derivatives. These gains are recorded in unrealized (loss) gain on mortgage-backed securities and derivatives in the consolidated statements of income.

During the year ended December 31, 2005, the Company realized $13.6 million in gains on sales of interest rate swap agreements associated with its securitizations of mortgage loans. During the year ended December 31, 2004, the Company realized $3.4 million in losses on sales of interest rate swap agreements associated with its securitizations of mortgage loans. These gains and losses are recorded in gain on sales of mortgage-backed securities and derivatives in the consolidated statements of income.

During the year ended December 31, 2004, the Company realized $6.1 million in losses on sales of interest rate swap agreements associated with its sales of mortgage-backed securities. These losses are recorded in gain on sales of mortgage-backed securities and derivatives in the consolidated statements of income.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the consolidated balance sheets was insignificant as of December 31, 2006 and 2005.

As of December 31, 2006, the unrealized loss on interest rate swap agreements, interest rate caps and other derivative liabilities relating to cash flow hedges recorded in accumulated other comprehensive loss was $30.7 million. The Company estimates that $8.5 million of this unrealized loss will be reclassified from accumulated other comprehensive loss to interest expense for the twelve months ended December 31, 2007. As of December 31, 2005, the unrealized loss on interest rate swap agreements relating to cash flow hedges recorded in accumulated other comprehensive loss was $28.2 million.

NOTE 6—MORTGAGE SERVICING RIGHTS

The Company elected to early adopt SFAS No. 156 as of January 1, 2006, and upon measurement of its MSRs at fair value, recorded a cumulative effect adjustment to retained earnings of $718 thousand after tax. The Company’s adoption of SFAS No. 156 increased MSRs by $1.2 million. As of December 31, 2006, the Company has determined it has one class of MSRs.

Prior to January 1, 2006, MSRs were carried at the lower of cost or fair value, based on defined interest rate risk strata, and the gross MSR asset was amortized in proportion to and over the period of estimated net servicing income. Prior to the Company’s adoption of SFAS No. 156, the Company evaluated MSRs for impairment based on risk strata and a valuation allowance was recognized for MSRs that had an amortized balance in excess of the estimated fair value for the individual risk stratification.

The following table presents the activity in the Company’s MSRs for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Balance at beginning of period	$340,377	$163,374	$121,652
Cumulative-effect adjustment as of beginning of year	1,156	—	—
Fair value measurement method adjustment	(20,706)	—	—
Additions	304,552	228,770	78,690
Amortization	—	(51,767)	(32,615)
Other than temporary impairment	—	—	(4,353)
Changes in fair value resulting from:
Realization of cash flows	(102,820)	—	—
Changes in valuation assumptions	(16,218)	—	—

Balance at end of period	$506,341	$340,377	$163,374

Impairment allowance:
Balance at beginning of period	$(20,706)	$(11,938)	$(3,868)
Fair value measurement method adjustment	20,706	—	—
Impairment provision	—	(8,768)	(12,423)
Other than temporary impairment	—	—	4,353

Balance at end of period	$—	$(20,706)	$(11,938)

Mortgage servicing rights	$506,341	$319,671	$151,436

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of contractually specified servicing fees earned by the Company during the years ended December 31, 2006 and 2005 were $99.4 million and $63.1 million, respectively. The Company reports contractually specified servicing fees in loan servicing fees in the consolidated statements of income.

The estimated fair value of MSRs is determined by obtaining a market valuation from one of the market’s primary independent MSR brokers. To determine the market value of MSRs, the MSR broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates that market participants use for similar MSRs. Market assumptions are held constant over the life of the portfolio. The key risks inherent in MSRs are changes in interest rates and prepayment speeds.

The Company uses free standing derivatives to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the year ended December 31, 2006, the Company recognized in earnings $10.9 million in unrealized and realized gains on free standing derivatives used to economically hedge the MSRs. These gains are recorded in change in fair value of mortgage servicing rights due to changes in valuation assumptions, net of hedge gain, in the consolidated statements of income.

The significant assumptions used in estimating the fair value of MSRs at December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Weighted-average prepayment speed (PSA)	487	315
Weighted-average discount rate	11.50%	11.94%
Weighted-average default rate	2.56%	2.78%

The table below illustrates hypothetical fair values of the Company’s MSRs at December 31, 2006 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

Fair value of MSRs at December 31, 2006	$506,341

	Fair Value	Change in Fair Value
Prepayment speed:
Impact of adverse 10% change	$494,045	$(12,296)
Impact of adverse 20% change	481,691	(24,650)

Discount rate:
Impact of adverse 10% change	500,382	(5,959)
Impact of adverse 20% change	494,277	(12,064)

Default rate:
Impact of adverse 10% change	506,175	(166)
Impact of adverse 20% change	506,010	(331)

These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain information regarding the Company’s servicing portfolio of loans serviced for others at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Loan servicing portfolio—loans sold or securitized	$38,480,246	$25,044,676
ARM loans as a percentage of total loans	76%	73%
Average loan size	$241	$194
Weighted-average servicing fee	0.347%	0.330%
Weighted-average note rate	7.08%	5.79%
Weighted-average remaining term (in months)	369	337
Weighted-average age (in months)	15	15

NOTE 7—PREMISES AND EQUIPMENT, NET

The following table presents the Company’s premises and equipment, net, as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Office equipment	$65,893	$42,676
Buildings and land	39,100	36,300
Furniture and fixtures	25,396	18,576
Leasehold improvements	8,726	5,910
Other	22	—

Gross premises and equipment	139,137	103,462

Accumulated depreciation and amortization	(52,926)	(34,680)

Premises and equipment, net	$86,211	$68,782

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $18.2 million, $11.7 million and $8.4 million, respectively.

NOTE 8—GOODWILL

The following table presents the activity in the Company’s goodwill for the years ended December 31, 2006 and 2005:

	Loan Origination Segment	Mortgage Holdings Segment	Banking Segment	Total
	(In thousands)
Balance at January 1, 2005	$66,037	$24,840	$—	$90,877

Earnouts from previous acquisitions	8,650	—	—	8,650

Balance at December 31, 2005	$74,687	$24,840	$—	$99,527

Acquisitions	1,099	—	21,238	22,337
Earnouts from previous acquisitions	11,264	—	—	11,264

Balance at December 31, 2006	$87,050	$24,840	$21,238	$133,128

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2006, the Company, through its wholly-owned subsidiary American Home Mortgage Holdings, Inc., acquired Flower Bank, fsb (“Flower”). The goodwill relating to the Flower acquisition was $21.2 million. The details of the Flower acquisition are included in Note 23 to the Consolidated Financial Statements (“Acquisitions”).

As of December 31, 2006, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.

NOTE 9—WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit

To originate a mortgage loan, the Company draws against either a $3.3 billion SLN commercial paper program, a $2.0 billion pre-purchase facility with UBS Real Estate Securities Inc., a facility of $2.5 billion with Bear Stearns, a $1.3 billion bank syndicated facility led by Bank of America, N.A. (which includes a $446 million term loan facility which the Company uses to finance its MSRs), a facility of $750 million with Morgan Stanley Bank (“Morgan Stanley”), a facility of $125 million with J.P. Morgan Chase, a $750 million facility with IXIS Real Estate Capital, Inc. (“IXIS”), a $350 million facility with Credit Suisse First Boston Mortgage Capital LLC, a $1.0 billion facility with Barclays Bank PLC (“Barclays”), and a $1.5 billion syndicated facility led by Calyon New York Branch (“Calyon”). The Bank of America, IXIS, Morgan Stanley and Calyon facilities are committed facilities. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

The facilities are secured by mortgage loans and other assets of the Company. The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At December 31, 2006, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors’ banks. As of December 31, 2006, borrowings under the working capital line of credit were $50.0 million.

The following table summarizes the Company’s warehouse lines of credit:

	As of and for the Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance outstanding at year end	$1,304,541	$3,474,191
Weighted-average interest rate at year end	5.94%	4.78%
Average balance outstanding for the year	$6,374,157	$2,863,982
Maximum balance outstanding at any month end	$5,393,952	$4,116,939

As of December 31, 2006 and 2005, the Company’s warehouse lines of credit had remaining maturities within 30 days.

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with eighteen different financial institutions and on December 31, 2006 had borrowed funds

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from ten of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s mortgage-backed securities declines for other reasons.

The following table summarizes the Company’s reverse repurchase agreements:

	As of and for the Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance outstanding at year end	$8,571,459	$9,806,144
Weighted-average interest rate at year end	5.40%	4.40%
Average balance outstanding for the year	$8,979,463	$7,184,534
Maximum balance outstanding at any month end	$9,126,012	$9,994,991

As of December 31, 2006 and 2005, the Company’s reverse repurchase agreements had the following remaining maturities:

	December 31,
	2006	2005
	(In thousands)
Within 30 days	$511,095	$689,469
31 to 89 days	684,774	4,817,885
90 to 365 days	2,499,057	4,298,790
Greater than 1 year	4,876,533	—

Reverse repurchase agreements	$8,571,459	$9,806,144

As of December 31, 2006, and 2005, the Company’s reverse repurchase agreements outstanding had a weighted-average remaining maturity of eleven months and four months, respectively.

Commercial Paper

The Company maintains a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term SLNs to finance certain portions of the Company’s mortgage loans. The special purpose entity allows for issuance of short-term SLNs with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating the LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $3.3 billion at December 31, 2006.

The SLNs were collateralized by mortgage loans held for sale, mortgage loans held for investment and cash with a balance of $1.4 billion as of December 31, 2006. The SLNs were collateralized by mortgage loans held for sale, mortgage loans held for investment and cash with a balance of $1.2 billion as of December 31, 2005.

The following table summarizes the Company’s SLNs:

	As of and for the Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance outstanding at year end	$1,273,965	$1,079,179
Weighted-average interest rate at year end	5.39%	4.35%
Average balance outstanding for the year	$2,511,157	$2,160,859
Maximum balance outstanding at any month end	$3,095,867	$3,095,654

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 and 2005, the Company’s SLNs had remaining maturities within 30 days.

NOTE 10 —DEPOSITS

The Company assumed $30.7 million of deposits in connection with its acquisition of Flower. The following table presents the Company’s deposits as of December 31, 2006:

December 31, 2006
(In thousands)
Checking deposits:
Non-interest bearing	$1,168
Interest bearing	82

Checking deposits	1,250
Savings deposits	8
Money market deposits	192
Time deposits	22,566

Deposits	$24,016

The Company’s accrued but unpaid interest on deposits totaled $95 thousand as of December 31, 2006.

The Company’s time deposit accounts in amounts of $100,000 or more totaled $2.3 million as of December 31, 2006. The following table presents the contractual maturities of the Company’s time deposits in amounts of $100,000 or more as of December 31, 2006:

December 31, 2006
(In thousands)
90 to 180 days	$356
180 days to 1 year	1,267
Greater than 1 year	631

Total	$2,254

There were no demand deposits with overdrafts as of December 31, 2006.

NOTE 11—COLLATERALIZED DEBT OBLIGATIONS

In December 2006, the Company transferred $1.7 billion of its mortgage loans held for investment to the 2006-3 Trust in a securitization transaction. In this transaction, the Company issued $1.7 billion of CDOs in the form of AAA and AA-rated floating-rate pass-through certificates to third-party investors and the Company retained $61.9 million of subordinated certificates, which provide credit support to the certificates issued to third parties. The Company’s CDOs are collateralized by loans held for investment transferred to the 2006-3 Trust. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the fourth quarter of 2006, the Company incurred CDO issuance costs of $3.0 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. This securitization transaction was accounted for as a financing of the mortgage loans held for investment.

In June 2006, the Company transferred $964.9 million of its mortgage loans held for investment to the 2006-2 Trust in a securitization transaction. In this transaction, the Company issued $944.7 million of CDOs in

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the form of AAA and AA-rated floating-rate pass-through certificates to third-party investors and the Company retained $20.2 million of subordinated certificates, which provide credit support to the certificates issued to third parties. The Company’s CDOs are collateralized by loans held for investment transferred to the 2006-2 Trust. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the second quarter of 2006, the Company incurred CDO issuance costs of $2.1 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. This securitization transaction was accounted for as a financing of the mortgage loans held for investment.

In March 2006, the Company transferred $2.0 billion of its mortgage loans held for investment to the 2006-1 Trust in a securitization transaction. In this transaction, the Company issued $1.9 billion of CDOs in the form of AAA and AA-rated floating-rate pass-through certificates to third-party investors and the Company retained $61.3 million of subordinated certificates, which provide credit support to the certificates issued to third parties. The Company’s CDOs are collateralized by loans held for investment transferred to the 2006-1 Trust. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the first quarter of 2006, the Company incurred CDO issuance costs of $4.0 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. This securitization transaction was accounted for as a financing of the mortgage loans held for investment.

In the fourth quarter of 2005, the Company transferred $1.2 billion of its mortgage loans held for investment to two American Home Mortgage Investment Trusts (the “2005 Trusts”) in two securitization transactions. In these transactions, the Company issued $1.1 billion of CDOs in the form of AAA and AA-rated floating-rate pass-through certificates to third-party investors and the Company retained $134.6 million of subordinated certificates, which provide credit support to the certificates issued to third parties. The Company’s CDOs are collateralized by loans held for investment transferred to the 2005 Trusts. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the fourth quarter of 2005, the Company incurred CDO issuance costs of $5.5 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs. These securitization transactions were accounted for as financings of the mortgage loans held for investment.

In December 2004, the Company transferred $3.5 billion of its mortgage loans held for sale to American Home Mortgage Investment Trust 2004-4 (the “2004-4 Trust”) in a securitization transaction. In the transaction, the Company issued $2.0 billion of CDOs, which were collateralized by loans held for sale transferred to the 2004-4 Trust. This securitization transaction was accounted for as a financing of the mortgage loans held for sale. This securitization transaction qualified for sale treatment under SFAS No. 140 in the first quarter of 2005, and consequently the loans were derecognized.

As of December 31, 2006, the Company’s CDOs had a balance of $4.9 billion and an effective interest cost of 5.53%. As of December 31, 2006, the CDOs were collateralized by mortgage loans held for investment of $4.9 billion.

As of December 31, 2005, the Company’s CDOs had a balance of $1.1 billion and an effective interest cost of 4.54%. As of December 31, 2005, the CDOs were collateralized by mortgage loans held for investment of $1.1 billion.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 and 2005, the Company’s CDOs had the following remaining contractual maturities:

	December 31,
	2006	2005
	(In thousands)
15 to 20 years	$30,927	$68,214
20 to 25 years	151,957	177,016
25 to 30 years	1,678,306	34,316
Greater than 30 years	2,993,611	778,360

Collateralized debt obligations	$4,854,801	$1,057,906

NOTE 12—TRUST PREFERRED SECURITIES

As of December 31, 2006, the Company has formed eight Trusts for the purpose of issuing trust preferred securities.

The following table summarizes the Company’s trust preferred securities:

	As of and for the Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance outstanding at year end	$336,078	$203,688
Weighted-average interest rate at year end	8.11%	7.29%
Weighted-average interest rate spread at year end	LIBOR + 2.74%	LIBOR + 2.92%
Weighted-average remaining maturity (years)	29.21	28.83

NOTE 13—NOTES PAYABLE

Notes payable primarily consist of amounts borrowed under a term loan facility with a bank syndicate led by Bank of America. Under the terms of this facility, the Company may borrow the lesser of 70% of the value of its MSRs, or $446.3 million. As of December 31, 2006, borrowings under the term loan were $298.5 million. This term loan expires on August 9, 2007, but the Company has an option to extend the term for twelve additional months at a higher interest rate. Interest is based on a spread to the LIBOR and may be adjusted for earnings on compensating balances. As of December 31, 2006, the interest rate was 6.07%.

In October 2006, the Company assumed $3.0 million of subordinated notes in connection with its acquisition of Flower. The subordinated notes mature on December 8, 2011. The interest rates on the subordinated notes reset monthly and are indexed to six-month LIBOR. As of December 31, 2006, the interest rate was 9.10%.

In 2005, the Company sold $85.0 million in mortgage warehouse subordinated notes. The Company received a premium, net of issuance costs, of $1.5 million related to the mortgage warehouse subordinated notes offering, which is being amortized to interest expense over the expected life of the mortgage warehouse subordinated notes. As of December 31, 2006, the balance of mortgage warehouse subordinated notes outstanding, net of unamortized premium and issuance costs, was $85.9 million. The mortgage warehouse subordinated notes mature on May 20, 2009. The interest rates on the mortgage warehouse subordinated notes reset monthly and are indexed to one-month LIBOR. As of December 31, 2006, the interest rate was 7.35%.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, included in notes payable is a mortgage note of $25.5 million on an office building located in Melville, New York at a rate of 5.82%, and a mortgage note of $1.0 million on an office building located in Mount Prospect, Illinois at a rate of 7.18%.

As of December 31, 2006, the Company had $3.6 million of Federal Home Loan Bank (“FHLB”) advances with an interest rate of 5.36% and with remaining maturities within 30 days. Advances from the FHLB are collateralized by pledges of restricted cash of $2.9 million and one-to-four family first mortgage loans with an aggregate principal balance of $849 thousand.

The following table presents the Company’s notes payable as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Term loan	$298,500	$206,188
Subordinated notes	88,910	86,322
Notes—office buildings	26,457	26,799
FHLB advances	3,600	—

Notes payable	$417,467	$319,309

The following table presents the maturities of the Company’s notes payable as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)
Within 1 year	$302,953	$207,009
1 to 2 years	1,629	843
2 to 3 years	85,573	1,540
3 to 4 years	447	85,606
4 to 5 years	3,475	447
Greater than 5 years	23,390	23,864

Notes payable	$417,467	$319,309

NOTE 14—COMMON STOCK AND PREFERRED STOCK

In August 2005, the Company issued 9,000,000 shares of its common stock, par value $0.01 per share (“Common Stock”), at a price of $35.50 per share. The total proceeds to the Company were $319.5 million, before underwriting discounts, commissions and other offering expenses.

Under the Company’s charter, the Company’s Board of Directors is authorized to issue 110,000,000 shares of stock, of which up to 100,000,000 shares may be Common Stock and up to 10,000,000 shares may be preferred stock. As of December 31, 2006, there were 50,195,499 shares of Common Stock issued and outstanding, 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding and 3,450,000 shares of 9.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) issued and outstanding. On or after July 7, 2009, the Company may, at its option, redeem the Series A Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or after December 15, 2009, the Company may, at its option, redeem the Series B Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption.

During the year ended December 31, 2006, the Company declared dividends totaling $197.5 million, or $3.94 per share of Common Stock, of which $53.2 million was paid on January 30, 2007. During the year ended December 31, 2005, the Company declared dividends totaling $143.4 million, or $3.24 per share of Common Stock, of which $45.2 million was paid on January 30, 2006.

During the year ended December 31, 2006, the Company declared dividends totaling $5.2 million, or $2.4375 per share of Series A Preferred Stock, of which $1.3 million was paid on January 31, 2007. During the year ended December 31, 2005, the Company declared dividends totaling $5.2 million, or $2.4375 per share of Series A Preferred Stock, of which $1.3 million was paid on January 31, 2006.

During the year ended December 31, 2006, the Company declared dividends totaling $8.0 million, or $2.3125 per share of Series B Preferred Stock, of which $2.0 million was paid on January 31, 2007. During the year ended December 31, 2005, the Company declared dividends totaling $8.0 million, or $2.3125 per share of Series B Preferred Stock, of which $2.0 million was paid on January 31, 2006.

NOTE 15—INCOME TAXES

A reconciliation of the statutory income tax provision to the effective income tax expense (benefit) is as follows:

	Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)
Tax provision at statutory rate	$121,852	35.0%	$85,073	35.0%	$17,268	35.0%
Non-taxable REIT income	(39,484)	(11.3)	(101,834)	(41.9)	(39,650)	(80.4)
State and local taxes, net of federal income tax benefit	230	0.1	(2,158)	(0.9)	(3,128)	(6.3)
Meals and entertainment	1,522	0.4	1,120	0.5	752	1.5
Other	509	0.1	78	—	(817)	(1.6)

Income tax expense (benefit)	$84,629	24.3%	$(17,721)	(7.3%)	$(25,575)	(51.8%)

The income tax provision for the years ended December 31, 2006, 2005 and 2004 is comprised of the following components:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current tax provision:
Federal	$312	$3,940	$(25,737)
State	1,568	5,444	2,326

	1,880	9,384	(23,411)

Deferred tax provision:
Federal	84,694	(18,981)	4,987
State	(1,945)	(8,124)	(7,151)

	82,749	(27,105)	(2,164)

Income tax expense (benefit)	$84,629	$(17,721)	$(25,575)

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major sources of temporary differences and their deferred tax effect at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred income tax liabilities:
Capitalized cost of mortgage servicing rights	$179,545	$150,926
Loan origination costs	29,651	8,973
Depreciation	1,482	3,083
Deferred state income taxes	2,332	1,465
Mark-to-market adjustments	13,783	—
Other	—	11

Deferred income tax liabilities	226,793	164,458

Deferred income tax assets:
Tax loss carryforwards	89,298	109,145
Allowance for bad debts and foreclosure reserve	16,909	2,817
Mark-to-market adjustments	—	10,721
AMT credit	1,745	1,745
Broker fees	—	958
Bonus accrual	1,227	8,399
Deferred compensation	7,004	3,436
Other	186	—

Deferred income tax assets	116,369	137,221

Net deferred income tax liabilities	$110,424	$27,237

American Home Mortgage Servicing, Inc. has approximately $28 million of separate company federal net operating loss carryforwards which begin to expire in 2008. In addition, American Home Mortgage Holdings, Inc. has approximately $209 million of federal and approximately $107 million of state net operating loss carryforwards which begin to expire in 2024 and 2009, respectively. The weighted average of the expiration of the state net operating loss carryforwards is approximately sixteen years.

At December 31, 2006 and 2005, no valuation allowance has been established against deferred tax assets since it is more likely than not that the deferred tax assets will be realized.

The Company has been audited by various state tax jurisdictions which have settled with a “no change” decision. In addition, the Company is currently under examination by other tax jurisdictions which the Company expects to result in no material assessments. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in the calculation of its provision and maintains an appropriate reserve as needed.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2006	2005	2004
Numerator for basic earnings per share—Net income available to common shareholders	$250,309	$247,569	$70,924

Denominator:
Denominator for basic earnings per share
Weighted average number of common shares outstanding during the period	50,029,834	43,896,736	37,611,757
Net effect of dilutive stock options	390,949	478,326	475,328

Denominator for diluted earnings per share	50,420,783	44,375,062	38,087,085

Net income per share available to common shareholders:
Basic	$5.00	$5.64	$1.89

Diluted	$4.96	$5.58	$1.86

NOTE 17—STOCK INCENTIVE PLANS

Pursuant to the Plan, eligible employees, officers and directors may be offered the opportunity to acquire the Company’s Common Stock through the grant of options and the award of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 4,000,000 shares of Common Stock. The Plan provides for the granting of options at the fair market value on the date of grant. The options issued primarily vest 50% on the two-year anniversary of the grant date and 50% on the three-year anniversary of the grant date, and expire ten years from the grant date.

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company’s consolidated financial statements. Under SFAS No. 123R, the related compensation cost is measured based on the fair value of the award at the date of grant. The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, compensation cost in the year ended December 31, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model.

During the year ended December 31, 2006, the Company recognized compensation expense of $1.1 million relating to stock options granted under the Plan. The expense, before income tax effect, is included in salaries, commissions and benefits expense. The income tax benefit recognized in income for the year ended December 31, 2006 for stock options was $201 thousand. No compensation cost was recognized for the year ended December 31, 2005.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2006, the fair value of the options granted was estimated using the binomial lattice option-pricing model. Under the binomial lattice option-pricing model, the fair value of each option award is estimated, with the assistance of an outside consulting service, on the date of grant, which incorporates ranges of assumptions for inputs as shown in the following table. The assumptions are as follows:

Expected dividend yield: The expected dividend yield assumption is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Expected volatility: The expected volatility assumption is a blend of implied volatility based on market-traded options on the Company’s Common Stock and historical volatility of the Company’s Common Stock over the contractual life of the options.

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

The weighted-average fair value per share of options granted during the year ended December 31, 2006 was $4.65. The fair value of the options granted during the year ended December 31, 2006 was estimated using the binomial lattice option-pricing model with the following assumptions used for the grants:

Year Ended December 31,
2006
Expected dividend yield	12.8%
Expected volatility	39.1%
Risk-free interest rate range	4.4% - 4.7%
Expected term (in years)	7.2

Prior to adoption of SFAS No. 123R as of January 1, 2006, the Company’s pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option.

The weighted-average fair value per share of options granted during the years ended December 31, 2005 and December 31, 2004 was $3.88 and $4.60, respectively . The fair value of the options granted during the years ended December 31, 2005 and December 31, 2004 was estimated using the Black-Scholes option-pricing model with the following assumptions used for the grants:

	Year Ended December 31,
	2005	2004
Dividend yield	9.2%	8.5%
Expected volatility	30.3%	40.2%
Risk-free interest rate	5.0%	5.0%
Expected life (in years)	3	3

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the Company’s stock option activity for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006			2005			2004
	Number of Options	Exercise Price	Weighted Average Exercise Price	Number of Options	Exercise Price	Weighted Average Exercise Price	Number of Options	Exercise Price	Weighted Average Exercise Price
Options outstanding, beginning of year	1,501,384	$ 5.13 – $34.88	$23.09	1,248,102	$ 4.75 – $34.18	$18.65	958,866	$4.75 – $19.61	$11.11
Granted	452,159	27.74 – 30.72	28.45	442,419	26.54 – 34.88	31.98	667,634	21.40 – 34.18	25.19
Exercised	(218,473)	5.13 – 26.63	14.00	(166,275)	4.75 – 26.02	13.51	(299,396)	4.75 – 16.38	9.59
Canceled	(158,500)	5.50 – 34.00	24.63	(22,862)	10.06 – 33.12	22.72	(79,002)	5.13 – 21.78	16.28

Options outstanding, end of year	1,576,570	$5.13 – $34.88	$25.69	1,501,384	$ 5.13 – $34.88	$23.09	1,248,102	$4.75 -$34.18	$18.65

Options exercisable, end of year	507,642			486,609			385,233

The following table summarizes stock options outstanding as of December 31, 2006:

	December 31, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$ 5.13 – $10.93	138,979	$7.44	4.9	139,979	$7.39	4.9
11.19 – 16.15	107,542	13.78	5.7	107,542	13.78	5.7
19.30 – 24.05	262,027	23.04	7.2	140,121	22.69	7.1
26.02 – 27.74	454,659	27.44	8.8	63,750	26.47	7.4
27.80 – 30.72	195,000	29.60	8.7	35,000	28.31	7.7
31.00 – 32.17	120,000	31.67	8.3	2,500	31.00	7.9
32.95 – 34.88	298,363	33.21	8.2	18,750	34.18	8.0

	1,576,570	$25.69	7.8	507,642	$17.91	6.3

The intrinsic value of an option is defined as the difference between an option’s current market value and the grant price. The intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $4.1 million, $4.7 million, and $4.5 million, respectively.

As of December 31, 2006, the intrinsic value and weighted-average remaining life of the Company’s options outstanding were $14.9 million and 7.8 years, respectively.

As of December 31, 2006, the intrinsic value and weighted-average remaining life of the Company’s exercisable options outstanding were $8.7 million and 6.3 years, respectively.

As of December 31, 2006, the total remaining unrecognized compensation expense related to the Company’s unvested stock options was $2.3 million. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company has awarded 230,778 shares of restricted stock under the Plan. During the years ended December 31, 2006, 2005 and 2004, the Company recognized compensation expense of $506 thousand, $643 thousand, and $769 thousand, respectively, relating to shares of restricted stock granted under the Plan. As of December 31, 2006, 202,981 shares are vested. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Loans Sold to Investors—Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties, which are subsequently unable to be sold through normal investor channels. At December 31, 2006, the recourse reserve against exposure to repurchased loans was $6.9 million.

Loan Funding and Delivery Commitments—At December 31, 2006 and 2005, the Company had commitments to fund loans approximating $11.3 billion and $9.2 billion, respectively. At December 31, 2006 and 2005, the Company had commitments to fund loans with agreed upon rates approximating $5.2 billion and $3.8 billion, respectively. The Company hedges the interest rate risk of such commitments primarily with mandatory delivery commitments, which totaled $4.9 billion and $1.1 billion at December 31, 2006 and 2005, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through “best-efforts” and investor programs. The Company has gestation facilities with Greenwich Capital Financial Products, Inc. (“Greenwich”), UBS Real Estate Securities Inc. (“UBS”), Societe Generale, and Deutsche Bank (“Deutsche”). The Company does not anticipate any material losses from such sales.

Net Worth Requirements—The Company’s subsidiaries are required to maintain certain specified levels of minimum net worth to maintain their approved status with Fannie Mae, Freddie Mac, the U.S. Department of Housing and Urban Development and other investors. At December 31, 2006, the highest minimum net worth requirement applicable to each subsidiary was $1.0 million, which the Company was in compliance with.

AH Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (“OTS”). The most recent notifications received from the OTS categorized AH Bank as well capitalized.

(In thousands)	Actual		Minimum For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$51,847	155.02%	$2,676	8.00%	$3,345	10.00%

Tier 1 capital (to risk-weighted assets)	$48,426	144.79%	$1,338	4.00%	$2,007	6.00%

Tier 1 capital (average assets)	$48,426	57.94%	$3,343	4.00%	$4,179	5.00%

Outstanding Litigation—The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

Mortgage Reinsurance—One of the Company’s captive reinsurance subsidiaries, Melville Reinsurance Corp. (“MRC”), has entered into mortgage reinsurance agreements with two primary mortgage insurance companies. Under these agreements, MRC absorbs mortgage insurance losses in excess of a specified percentage

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of loss retained by the primary mortgage insurers in exchange for a portion of the primary mortgage insurers’ insurance premium. Approximately $1.7 billion of the Company’s conventional servicing portfolio is covered by these mortgage reinsurance agreements. Each annual book of business has a maximum life of ten years and the maximum exposure is the amount of assets held in the trust on behalf of MRC. At December 31, 2006, those assets totaled $6.0 million. No reserve has been recorded and management believes no reserve is required based upon loss experience.

The Company’s other captive reinsurance subsidiary, CNI Reinsurance, Ltd. (“CNIRE”), has entered into mortgage reinsurance agreements with four primary mortgage insurance companies. Under these agreements, CNIRE absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a pool of loans, subject to a cap, in exchange for a portion of the pool’s mortgage insurance premium. Approximately $3.2 billion of the conventional servicing portfolio is covered by such mortgage reinsurance agreements. Each annual book of business has a maximum life of ten years and the maximum exposure is the amount of assets held in the trust on behalf of CNIRE. At December 31, 2006, those assets totaled $8.3 million. No reserve has been recorded and management believes no reserve is required based upon loss experience.

NOTE 19—OPERATING LEASES

Certain of the Company’s facilities and equipment are leased under short-term lease agreements expiring at various dates through December 2019. All such leases are accounted for as operating leases. Total rental expense for premises and equipment, which is included in occupancy and equipment expense within the consolidated financial statements, amounted to $56.6 million, $37.8 million and $24.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s obligations under noncancelable operating leases which have an initial term of more than one year as of December 31, 2006 are as follows (in thousands):

2007	$42,258
2008	34,020
2009	22,488
2010	14,295
2011	8,762
Thereafter	20,958

Total	$142,781

NOTE 20—CONCENTRATIONS OF CREDIT RISK

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. The Company invests in pay option ARM, interest-only ARM, HELOC and certain other types of loans identified as potentially having a concentration of credit risk. The Company, however, generally has purchased supplemental credit insurance for the pay option ARM loans retained in the Company’s portfolio if such loans have an initial loan-to-value ratio between 75% and 80%. In addition, the Company generally is the beneficiary of a borrower-paid insurance policy on these types of loans if the initial loan-to-value ratio is greater than 80%.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table classifies the Company’s mortgage loans held for investment and off-balance sheet securitized loans by product type as of December 31, 2006:

	December 31, 2006
	Loan Balance	Percentage of Total Portfolio
	(Dollars in thousands)
Interest-only	$8,505,064	50.0%
Pay option ARMs	4,245,233	25.0
Second liens	854,647	5.0
Other	3,409,974	20.0

Total	$17,014,918	100.0%

The following table presents the geographic concentrations for the Company’s mortgage loans held for investment and off-balance sheet securitized loans as of December 31, 2006:

	December 31, 2006
	Loan Balance	Percentage of Total Portfolio
	(Dollars in thousands)
California	$3,913,598	23.0%
Florida	1,731,305	10.2
Illinois	1,365,056	8.0
Virginia	1,041,444	6.1
New York	868,560	5.1
Other	8,094,955	47.6

Total	$17,014,918	100.0%

NOTE 21—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company’s fair values should not be compared to those of other companies.

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

The carrying values of the following assets and liabilities all approximate their fair values due to their short-term nature, terms of repayment or interest rate associated with the asset or liability:

•	Cash and cash equivalents;

•	Accounts receivable and servicing advances;

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Warehouse lines of credit;

•	Commercial paper; and

•	Payable for securities purchased.

The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

a. Securities—Fair value is based on published market valuations or price quotations provided by securities dealers.

b. Mortgage Loans Held for Sale, net—Fair value is estimated using outstanding commitments from investors or current investor yield requirements calculated on the aggregate basis.

c. Mortgage Loans Held for Investment, net—Fair value is estimated using discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and risk. The fair value of nonaccrual loans and the allowance for losses on loans are approximated by their book values.

d. Derivative Assets and Liabilities— Derivative assets and liabilities include IRLCs, interest rate swaps, total return swaps and swaptions. Fair value of IRLCs is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the creditworthiness of the counterparties, and includes the value of MSRs. Fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of interest rate swaps, total return swaps and swaptions are generally based on market prices provided by certain dealers who make markets in these financial instruments or by third-party pricing services.

e. Mortgage Servicing Rights—Fair value is determined by obtaining market information from one of the market’s primary independent MSR brokers. To determine the market value of MSRs, the MSR broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing per loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates that market participants use for similar servicing rights.

f. Reverse Repurchase Agreements—Fair value is estimated based on the maturity and interest rate of the related debt instruments.

g. Deposits—The carrying values of deposits approximate their fair values due to their short-term nature. The fair values of checking and money market deposits are equal to the amount payable on demand. The fair value of certificates of deposit is estimated with a discounted cash flow calculation using interest rates currently being offered on similar accounts.

h. CDOs—Fair value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair value.

i. Trust Preferred Securities—Fair value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair market value.

j. Notes Payable—Fair value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair value.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about financial instruments and other selected assets:

	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)		(In thousands)

Assets:
Cash and cash equivalents	$398,166	$398,166	$575,650	$575,650
Accounts receivable and servicing advances	432,418	432,418	329,132	329,132
Securities	9,308,032	9,308,032	10,602,115	10,602,115
Mortgage loans held for sale, net	1,523,737	1,573,564	2,208,749	2,224,234
Mortgage loans held for investment, net	6,329,721	6,461,449	3,479,721	3,529,844
Derivative assets	32,142	130,091	44,594	96,176
Mortgage servicing rights	506,341	506,341	319,671	320,827

Liabilities:
Warehouse lines of credit	$1,304,541	$1,304,541	$3,474,191	$3,474,191
Commercial paper	1,273,965	1,273,965	1,079,179	1,079,179
Reverse repurchase agreements	8,571,459	8,571,538	9,806,144	9,805,640
Deposits	24,016	24,016	—	—
Collateralized debt obligations	4,854,801	4,856,258	1,057,906	1,057,906
Payable for securities purchased	289,716	289,716	261,539	261,539
Derivative liabilities	12,644	12,644	16,773	16,773
Trust preferred securities	336,078	336,078	203,688	203,688
Notes payable	417,467	417,467	319,309	319,309

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22—CONDENSED FINANCIAL INFORMATION OF AMERICAN HOME MORTGAGE INVESTMENT CORP.

The following tables provide condensed financial information for the financial position, results of operations and cash flows of AHM Investment as of December 31, 2006 and 2005:

Condensed Balance Sheets

	December 31,
(In thousands)	2006	2005
Assets:
Cash and cash equivalents	$7,093	$25,660
Accounts receivable	73,047	89,542
Securities	9,291,329	10,581,116
Goodwill	24,841	24,841
Derivative assets	9,759	30,506
Investment in subsidiaries	691,248	513,687
Other assets	171,327	131,868

Total assets	$10,268,644	$11,397,220

Liabilities and Stockholders' Equity:
Liabilities:
Reverse repurchase agreements	$8,514,748	$9,742,154
Payable for securities purchased	289,716	261,539
Derivative liabilities	395	—
Accrued expenses and other liabilities	193,499	186,511

Total liabilities	8,998,358	10,190,204

Stockholders' equity:
Total stockholders' equity	1,270,286	1,207,016

Total liabilities and stockholders' equity	$10,268,644	$11,397,220

Condensed Income Statements

	Year Ended December 31,
(In thousands)	2006	2005	2004
Net interest income:
Interest income	$523,295	$361,779	$197,991
Interest expense	(468,825)	(233,265)	(127,125)

Total net interest income	54,470	128,514	70,866

Non-interest income:
Loss on sale of mortgage loans	—	(25)	(385)
Gain (loss) on securities and derivatives	5,229	(56,719)	8,039
Loan servicing fees	11,776	4,021	—
Equity in earnings of subsidiaries	204,871	224,721	24,949

Total non-interest income	221,876	171,998	32,603

Total non-interest expenses	12,819	39,726	28,557

Net income	$263,527	$260,786	$74,912

Dividends on preferred stock	13,218	13,217	3,988

Net income available to common shareholders	$250,309	$247,569	$70,924

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$263,527	$260,786	$74,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment in earnings of subsidiaries	(204,871)	(224,721)	(24,949)
Accretion and amortization of mortgage-backed securities, net	14,476	2,362	27,315
Deferred cash flow hedge gain (loss), net of amortization	8,913	20,133	(4,218)
Unrealized loss (gain) on free standing derivatives	27,531	(37,307)	(41,077)
(Increase) decrease in operating assets
Accounts receivable	16,495	(47,415)	(39,727)
Other assets	(39,459)	(118,353)	(9,534)
Increase (decrease) in accrued expenses and other liabilities	1,884	(15,152)	161,128
Decrease (increase) in trading securities	2,413,485	163,785	(2,911,040)

Net cash provided by (used in) operating activities	2,501,981	4,118	(2,767,190)

Cash flows from investing activities:
Increase in securities available for sale	(1,141,673)	(3,181,147)	(2,968,250)
Investment in subsidiaries	—	—	(35,738)

Net cash used in investing activities	(1,141,673)	(3,181,147)	(3,003,988)

Cash flows from financing activities:
(Decrease) increase in reverse repurchase agreements	(1,227,406)	2,741,819	5,656,008
Increase (decrease) in payable for securities purchased	28,177	261,539	(259,701)
Proceeds from issuance of stock	3,058	306,277	478,895
Dividends paid	(202,704)	(137,089)	(81,282)
Dividends received from subsidiary	20,000	—	—

Net cash (used in) provided by financing activities	(1,378,875)	3,172,546	5,793,920

Net (decrease) increase in cash and cash equivalents	(18,567)	(4,483)	22,742
Cash and cash equivalents—beginning of year	25,660	30,143	7,401

Cash and cash equivalents—end of year	$7,093	$25,660	$30,143

NOTE 23—ACQUISITIONS

Flower Bank

On October 19, 2006, the Company, through its wholly-owned subsidiary, American Home Mortgage Holdings, Inc., completed its acquisition of Flower. In connection with its acquisition, the Company recapitalized Flower through a $50 million investment in its new subsidiary. Flower subsequently changed its name to American Home Bank (“AH Bank”). AH Bank is expected to hold mortgages, consumer loans and securities as its primary assets, and fund its holdings through deposits including the escrow balances.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(In thousands)
Cash and cash equivalents	$2,140
Accounts receivable and servicing advances	677
Securities	3,418
Mortgage loans held for investment, net	25,540
Mortgage servicing rights	343
Premises and equipment	220
Other assets	2,174

Total assets acquired	34,512

Deposits	30,689
Accrued expenses and other liabilities	5,811
Notes payable	3,000

Total liabilities assumed	39,500

Net liabilities assumed	(4,988)
Cash paid	16,250

Goodwill	$21,238

Waterfield Financial Corporation

On January 12, 2006, American Home Mortgage Corp. ("AHM"), an indirect, wholly-owned subsidiary of AHM Investment, entered into a Stock and Mortgage Loan Purchase Agreement with Union Federal Bank of Indianapolis ("Union Federal") and Waterfield Financial Corporation ("WFC"), pursuant to which AHM agreed to purchase from Union Federal 100% of the outstanding capital stock of WFC and certain mortgage loans held by Union Federal, comprised of warehouse loans held for sale by Union Federal as of December 31, 2005 (the "Warehouse Loans"), construction loans held by Union Federal as of the closing (the "Construction Loans") and certain other loans held by Union Federal as of the closing, for a cash purchase price equal to the net book value of such assets, as modified by certain agreed upon adjustments, as of the respective closing dates (or, in the case of the Warehouse Loans, as of January 12, 2006).

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(In thousands)
Mortgage loans held for sale, net	$559,340
Accounts receivable	2,002
Other assets	2,442

Total assets acquired	563,784

Other liabilities	13,707

Total liabilities assumed	13,707

Net assets acquired	550,077
Cash paid	550,077

Goodwill	$—

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Certain Home Loan Centers of Washington Mutual, Inc.

On August 2, 2004, the Company acquired certain residential mortgage home loan centers and associated satellite offices that Washington Mutual, Inc. and its subsidiaries (collectively, “Washington Mutual”) previously slated for closure in 18 states. The Company hired 498 employees who support these home loan centers and associated satellite offices with the vast majority being sales professionals focused on retail loan originations. The purchase price was insignificant to the Company’s consolidated financial statements.

Under the terms of the acquisition, the Company assumed Washington Mutual’s lease obligations and purchased certain fixed assets in the acquired offices. The acquisition was funded from current cash reserves.

NOTE 24—SEGMENTS AND RELATED INFORMATION

The Company’s segments are Mortgage Holdings, Loan Origination, Loan Servicing and Banking. The Mortgage Holdings segment uses the Company’s equity capital and borrowed funds to invest in mortgage-backed securities and mortgage loans held for investment, thereby producing net interest income. The Loan Origination segment originates mortgage loans through the Company’s retail and wholesale loan production offices and its correspondent channel, as well as its direct-to-consumer channel supported by its call center. The Loan Servicing segment includes investments in MSRs as well as servicing operations primarily for other financial institutions. The Banking Segment includes loans held for investment and deposits acquired in the Company’s acquisition of Flower. The Company’s segments are presented on a consolidated basis and do not include the effects of separately recording intercompany transactions.

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

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	Mortgage Holdings Segment	Loan Origination Segment	Loan Servicing Segment	Banking Segment	Total
	(In thousands)
Net interest income:
Interest income	$725,610	$602,021	$—	$863	$1,328,494
Interest expense	(615,601)	(514,794)	(15,381)	(263)	(1,146,039)

Net interest income	110,009	87,227	(15,381)	600	182,455

Provision for loan losses	(9,440)	(7,940)	—	—	(17,380)

Net interest income after provision for loan losses	100,569	79,287	(15,381)	600	165,075

Non-interest income:
Gain on sales of mortgage loans	—	810,011	—	(5)	810,006
Gain on sales of mortgage-backed securities and derivatives	12,257	—	—	—	12,257
Unrealized (loss) gain on mortgage-backed securities and derivatives	(7,303)	275	—	—	(7,028)
Loan servicing fees	—	—	145,383	46	145,429
Change in fair value of mortgage servicing rights
Due to realization of cash flows	—	—	(102,781)	(39)	(102,820)
Due to changes in valuation assumptions, net of hedge gain	—	—	(5,289)	—	(5,289)

Net loan servicing fees	—	—	37,313	7	37,320

Other non-interest income	—	5,857	2,885	72	8,814

Total non-interest income	4,954	816,143	40,198	74	861,369

Non-interest expenses:
Salaries, commissions and benefits, net	13,469	384,041	16,315	183	414,008
Occupancy and equipment	6	75,999	1,258	94	77,357
Data processing and communications	145	25,547	177	36	25,905
Office supplies and expenses	78	18,296	766	7	19,147
Marketing and promotion	14	21,365	246	—	21,625
Travel and entertainment	64	30,998	244	4	31,310
Professional fees	3,700	20,455	144	23	24,322
Other	11,559	34,631	18,341	83	64,614

Total non-interest expenses	29,035	611,332	37,491	430	678,288

Net income before income tax expense (benefit)	76,488	284,098	(12,674)	244	348,156

Income tax expense (benefit)	—	87,187	(2,655)	97	84,629

Net income	$76,488	$196,911	$(10,019)	$147	$263,527

Dividends on preferred stock	13,218	—	—	—	13,218

Net income available to common shareholders	$63,270	$196,911	$(10,019)	$147	$250,309

	December 31, 2006
Segment assets	$14,616,433	$3,390,365	$717,342	$104,845	$18,828,985

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Mortgage Holdings Segment	Loan Origination Segment	Loan Servicing Segment	Total
	(In thousands)
Net interest income:
Interest income	$357,920	$369,765	$—	$727,685
Interest expense	(262,403)	(257,062)	(7,188)	(526,653)

Net interest income	95,517	112,703	(7,188)	201,032

Provision for loan losses	(947)	(1,195)	—	(2,142)

Net interest income after provision for loan losses	94,570	111,508	(7,188)	198,890

Non-interest income:
Gain on sales of mortgage loans	—	335,065	—	335,065
Gain on sales of current period securitized mortgage loans	—	194,256	—	194,256
Gain on sales of mortgage-backed securities and derivatives	37,383	13,553	—	50,936
Unrealized (loss) gain on mortgage-backed securities and derivatives	(85,778)	77,242	—	(8,536)
Loan servicing fees	—	—	76,096	76,096
Amortization of mortgage servicing rights	—	—	(51,767)	(51,767)
Impairment provision of mortgage servicing rights	—	—	(8,768)	(8,768)

Net loan servicing fees	—	—	15,561	15,561
Other non-interest income	—	5,203	2,572	7,775

Total non-interest income	(48,395)	625,319	18,133	595,057

Non-interest expenses:
Salaries, commissions and benefits, net	7,576	340,492	11,881	359,949
Occupancy and equipment	6	57,654	1,195	58,855
Data processing and communications	114	24,113	561	24,788
Office supplies and expenses	5	18,131	1,586	19,722
Marketing and promotion	2	20,213	96	20,311
Travel and entertainment	5	20,547	455	21,007
Professional fees	3,050	10,329	853	14,232
Other	(1,854)	26,495	7,377	32,018

Total non-interest expenses	8,904	517,974	24,004	550,882

Net income before income tax benefit	37,271	218,853	(13,059)	243,065

Income tax benefit	—	(12,470)	(5,251)	(17,721)

Net income	$37,271	$231,323	$(7,808)	$260,786

Dividends on preferred stock	13,217	—	—	13,217

Net income available to common shareholders	$24,054	$231,323	$(7,808)	$247,569

	December 31, 2005
Segment assets	$11,960,608	$5,338,322	$455,815	$17,754,745

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	Mortgage Holdings Segment	Loan Origination Segment	Loan Servicing Segment	Total
	(In thousands)
Net interest income:
Interest income	$191,563	$122,743	$—	$314,306
Interest expense	(124,397)	(73,071)	(3,905)	(201,373)

Net interest income	67,166	49,672	(3,905)	112,933

Non- interest income:
Gain on sales of mortgage loans	—	134,099	—	134,099
Gain on sales of current period securitized mortgage loans	—	40,120	—	40,120
Gain (loss) on sales of mortgage-backed securities and derivatives	3,459	(3,396)	—	63
Unrealized gain on mortgage-backed securities and derivatives	7,679	67,781	—	75,460
Loan servicing fees	—	—	40,571	40,571
Amortization of mortgage servicing rights	—	—	(32,615)	(32,615)
Impairment provision of mortgage servicing rights	—	—	(12,423)	(12,423)

Net loan servicing loss	—	—	(4,467)	(4,467)
Other non-interest income	—	7,030	3	7,033

Total non-interest income	11,138	245,634	(4,464)	252,308

Non-interest expenses:
Salaries, commissions and benefits, net	229	184,163	5,001	189,393
Occupancy and equipment	7	37,110	525	37,642
Data processing and communications	15	15,877	273	16,165
Office supplies and expenses	—	12,685	1,045	13,730
Marketing and promotion	2	10,398	9	10,409
Travel and entertainment	3	14,042	145	14,190
Professional fees	3,653	7,855	651	12,159
Other	24,900	(5,767)	3,083	22,216

Total non-interest expenses	28,809	276,363	10,732	315,904

Net income before income tax benefit	49,495	18,943	(19,101)	49,337

Income tax benefit	—	(16,941)	(8,634)	(25,575)

Net income	$49,495	$35,884	$(10,467)	$74,912

Dividends on preferred stock	3,988	—	—	3,988

Net income available to common shareholders	$45,507	$35,884	$(10,467)	$70,924

	December 31, 2004
Segment assets	$6,136,642	$5,194,387	$224,768	$11,555,797

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 25—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data are presented below by quarter for the years ended December 31, 2006 and 2005:

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands, except per share amounts)
Net interest income	$42,676	$42,997	$50,204	$46,578
Provision for loan losses	(6,725)	(5,365)	(3,979)	(1,311)
Gain on sales of mortgage loans	202,884	210,621	224,594	171,907
Gain (loss) on sales of mortgage-backed securities and derivatives	3,305	9,849	(47)	(850)
Unrealized (loss) gain on mortgage-backed securities and derivatives	(9,663)	1,050	(7,730)	9,315
Net loan servicing fees (loss)	22,280	(2,259)	11,587	5,712
Non-interest expenses	173,368	171,280	171,179	162,461
Net income before income tax expense	84,291	87,631	105,575	70,659
Income tax expense	19,594	15,611	33,224	16,200
Net income	64,697	72,020	72,351	54,459
Net income available to common shareholders	61,393	68,715	69,047	51,154
Per share data:
Basic	$1.22	$1.37	$1.38	$1.03
Diluted	$1.21	$1.36	$1.37	$1.02

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(In thousands, except per share amounts)
Net interest income	$50,378	$46,869	$44,982	$58,803
Provision for loan losses	(2,142)	—	—	—
Gain on sales of mortgage loans	98,777	123,658	77,377	35,253
Gain on sales of current period securitized mortgage loans	—	19,960	104,377	69,919
Gain on sales of mortgage-backed securities and derivatives	38,068	6,116	620	6,132
Unrealized (loss) gain on mortgage-backed securities and derivatives	(44,778)	(10,965)	(10,292)	57,499
Net loan servicing fees (loss)	7,970	17,621	(16,260)	6,230
Non-interest expenses	150,175	149,087	141,698	109,922
Net income before income tax (benefit) expense	279	55,757	61,649	125,380
Income tax (benefit) expense	(16,419)	2,549	(3,851)	—
Net income	16,698	53,208	65,500	125,380
Net income available to common shareholders	13,394	49,904	62,196	122,075
Per share data:
Basic	$0.27	$1.10	$1.54	$3.03
Diluted	$0.27	$1.09	$1.52	$2.99

INDEX TO EXHIBITS

Exhibit No.		Description

2.1	—	Agreement and Plan of Merger, dated as of December 29, 1999, by and among American Home Mortgage Holdings, Inc., American Home Mortgage Sub I, Inc., Marina Mortgage Company, Inc. (“Marina”) and the Stockholders of Marina listed on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of American Home Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on January 12, 2000).

2.2	—	Agreement and Plan of Merger, dated as of January 17, 2000, by and among American Home Mortgage Holdings, Inc., American Home Mortgage Sub II, Inc., First Home Mortgage Corp., Inc. (“First Home”) and the Stockholders of First Home listed on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of American Home Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on February 1, 2000).

2.3	—	Stock Purchase Agreement, dated as of June 13, 2002, among Columbia National Holdings, Inc., Columbia National, Incorporated and American Home Mortgage Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of American Home Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on June 14, 2002).

2.4	—	Agreement and Plan of Merger, dated as of July 12, 2003, by and among American Home Mortgage Holdings, Inc., American Home Mortgage Investment Corp. (formerly named AHM New Holdco, Inc.) and Apex Mortgage Capital, Inc. (incorporated by reference to Annex A to Amendment No. 3 to the Registration Statement on Form S-4 of American Home Mortgage Investment Corp. (File No. 333-107545) filed with the SEC on October 24, 2003).

2.5	—	Agreement and Plan of Reorganization, dated as of September 11, 2003, by and among American Home Mortgage Holdings, Inc., American Home Mortgage Investment Corp. (formerly named AHM New Holdco, Inc.) and AHM Merger Sub, Inc. (incorporated by reference to Annex B to Amendment No. 3 to the Registration Statement on Form S-4 of American Home Mortgage Investment Corp. (File No. 333-107545) filed with the SEC on October 24, 2003).

2.6	—	Stock and Mortgage Loan Purchase Agreement, dated as of January 12, 2006, by and among American Home Mortgage Corp., Waterfield Financial Corporation and Union Federal Bank of Indianapolis (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on January 17, 2006).

3.1	—	Articles of Amendment and Restatement of American Home Mortgage Investment Corp. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

3.2.1	—	Articles Supplementary of American Home Mortgage Investment Corp. establishing and fixing the rights and preferences of its 9.75% Series A Cumulative Redeemable Preferred Stock, which American Home Mortgage Investment Corp. filed with the State Department of Assessments and Taxation of Maryland on July 6, 2004 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on August 9, 2004).

3.2.2	—	Articles Supplementary of American Home Mortgage Investment Corp. establishing and fixing the rights and preferences of 747,500 additional shares of its 9.75% Series A Cumulative Redeemable Preferred Stock, which American Home Mortgage Investment Corp. filed with the State Department of Assessments and Taxation of Maryland on July 19, 2004 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on August 9, 2004).

Exhibit No.		Description
3.3	—	Articles Supplementary of American Home Mortgage Investment Corp. establishing and fixing the rights and preferences of its 9.25% Series B Cumulative Redeemable Preferred Stock, which American Home Mortgage Investment Corp. filed with the State Department of Assessments and Taxation of Maryland on December 14, 2004 (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K/A of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on April 22, 2005).

3.4	—	Amended and Restated Bylaws of American Home Mortgage Investment Corp. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

4.1	—	Reference is hereby made to Exhibits 3.1 through 3.4 above.

4.2.1	—	Specimen Certificate for the Common Stock of American Home Mortgage Investment Corp. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

4.2.2	—	Specimen Certificate for the 9.75% Series A Cumulative Redeemable Preferred Stock of American Home Mortgage Investment Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on June 30, 2004).

4.2.3	—	Specimen Certificate for the 9.25% Series B Cumulative Redeemable Preferred Stock of American Home Mortgage Investment Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on December 10, 2004).

10.1	—	1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 16, 2006).

10.2	—	Amended and Restated 1997 Stock Option Plan of Apex Mortgage Capital, Inc. (incorporated by reference to Annex J to Amendment No. 3 to the Registration Statement on Form S-4 of American Home Mortgage Investment Corp. (File No. 333-107545) filed with the SEC on October 24, 2003).

10.3.1	—	Employment Agreement, dated as of August 26, 1999, by and between American Home Mortgage Holdings, Inc. and Michael Strauss (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 of American Home Mortgage Holdings, Inc. (File No. 333-82409) filed with the SEC on August 31, 1999).

10.3.2	—	Amendment to Employment Agreement, dated as of April 1, 2000, by and between American Home Mortgage Holdings, Inc. and Michael Strauss (incorporated by reference to Exhibit 10.1.2 to Amendment No. 2 to the Registration Statement on Form S-3 on Form S-1 of American Home Mortgage Holdings, Inc. (File No. 333-60050) filed with the SEC on June 7, 2001).

10.4	—	Amended and Restated Employment Agreement, dated as of April 27, 2004, by and between American Home Mortgage Holdings, Inc. and John A. Johnston (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

10.5	—	Employment Agreement, dated as of March 1, 2003, by and between American Home Mortgage Holdings, Inc. and Stephen Hozie (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

Exhibit No.		Description
10.6	—	Employment Agreement, dated as of December 23, 2002, by and between American Home Mortgage Corp. and Alan Horn (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of American Home Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on March 31, 2003).

10.7	—	Employment Agreement, dated as of June 30, 2006, by and between American Home Mortgage Investment Corp. and Thomas McDonagh (filed herewith).

10.8	—	Employment Agreement, dated as of April 1, 2004, by and between American Home Mortgage Holdings, Inc. and Donald Henig (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2006).

10.9	—	Employment Agreement, dated as of October 1, 2004, by and between American Home Mortgage Holdings, Inc. and Dena Kwaschyn (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K/A of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on April 22, 2005).

10.10	—	Employment Agreement, dated as of September 1, 2003, by and between American Home Mortgage Corp. and Ronald Rosenblatt, Ph.D. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.11	—	Amended and Restated Employment Agreement, dated as of December 30, 2004, by and between American Home Mortgage Holdings, Inc. and Thomas J. Fiddler (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K/A of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on April 22, 2005).

10.12	—	Employment Agreement, dated as of January 1, 2005, by and between American Home Mortgage Holdings, Inc. and Richard Loeffler (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 6, 2005).

10.13	—	Amended and Restated Employment Agreement, dated as of December 14, 2004, by and between American Home Mortgage Holdings, Inc. and John A. Manglardi (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 6, 2005).

10.14.1	—	Amended and Restated Mortgage Loan Purchase Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

10.14.2	—	Amended and Restated Mortgage Loan Repurchase Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

10.14.3	—	Amended and Restated Mortgage Loan Custodial Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., Deutsche Bank National Trust Company, American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

Exhibit No.		Description
10.14.4	—	Amended and Restated Mortgage Loan Participation Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

10.14.5	—	Amended and Restated Custodial Agreement, dated as of February 6, 2004, by and among UBS Real Estate Securities Inc., Deutsche Bank National Trust Company, American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Columbia National, Incorporated (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 10, 2004).

10.15.1	—	Master Repurchase Agreement, dated as of December 14, 2005, among Greenwich Capital Financial Products, Inc., American Home Mortgage Corp., American Home Mortgage Acceptance, Inc. and American Home Mortgage Investment Corp. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 16, 2006).

10.15.2		Amendment No. 1, dated as of September 16, 2006, to the Master Repurchase Agreement, dated as of December 14, 2005, among Greenwich Capital Financial Products, Inc., American Home Mortgage Corp., American Home Mortgage Acceptance, Inc. and American Home Mortgage Investment Corp. (filed herewith).

10.15.3		Amendment No. 2, dated as of December 13, 2006, to the Master Repurchase Agreement, dated as of December 14, 2005, among Greenwich Capital Financial Products, Inc., American Home Mortgage Corp., American Home Mortgage Acceptance, Inc. and American Home Mortgage Investment Corp. (filed herewith).

10.15.4		Amendment No. 3, dated as of January 12, 2007, to the Master Repurchase Agreement, dated as of December 14, 2005, among Greenwich Capital Financial Products, Inc., American Home Mortgage Corp., American Home Mortgage Acceptance, Inc. and American Home Mortgage Investment Corp. (filed herewith).

10.16.1	—	Master Repurchase Agreement, dated as of November 14, 2006, by and among American Home Mortgage Acceptance, Inc., American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc., the buyers from time to time a party thereto and Barclays Bank PLC (filed herewith).

10.16.2	—	Custodial Agreement, dated as of November 14, 2006, by and among Barclays Bank PLC, American Home Mortgage Acceptance, Inc., American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc. and Deutsche Bank National Trust Company (filed herewith).

10.17.1	—	Repurchase Agreement, dated as of November 21, 2006, by and among American Home Mortgage Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc., La Fayette Asset Securitization LLC, Amsterdam Funding Corporation, Barton Capital LLC, Park Avenue Receivables Company, LLC, Starbird Funding Corporation, Lloyds TSB Bank PLC, ABN Amro Bank N.V., Societe Generale, JPMorgan Chase Bank, N.A, BNP Paribas and Calyon New York Branch (filed herewith).

10.17.2	—	Custodial Agreement, dated as of November 21, 2006, by and among American Home Mortgage Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc., Calyon New York Branch and Deutsche Bank National Trust Company (filed herewith).

Exhibit No.		Description
10.17.3	—	Second Amended and Restated Servicer Performance Guaranty, dated as of November 21, 2006, by American Home Mortgage Investment Corp. in favor of Calyon New York Branch (filed herewith).

10.18.1	—	Third Amended and Restated Master Repurchase Agreement, dated as of July 15, 2005, by and among IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.), American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc. and American Home Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on July 29, 2005).

10.18.2	—	Amendment No. 1, dated as of September 29, 2006, to the Third Amended and Restated Master Repurchase Agreement, dated as of July 15, 2005, by and among American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Servicing, Inc. and IXIS Real Estate Capital Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2006).

10.18.3	—	Amendment No. 2, dated as of January 29, 2007, to the Third Amended and Restated Master Repurchase Agreement, dated as of July 15, 2005, by and among American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Servicing, Inc. and IXIS Real Estate Capital Inc. (filed herewith).

10.18.4	—	Third Amended and Restated Custodial and Disbursement Agreement, dated as of January 29, 2007, by and among American Home Mortgage Investment Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Holdings, Inc., American Home Mortgage Corp., American Home Mortgage Servicing, Inc., IXIS Real Estate Capital Inc. and Deutsche Bank National Trust Company (filed herewith).

10.19	—	Second Amended and Restated Credit Agreement, dated as of August 10, 2006, by and among American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc., American Home Mortgage Corp., American Home Mortgage Acceptance, Inc., the Lenders from time to time party thereto, Bank of America, N.A., Calyon New York Branch, Deutsche Bank Securities Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch Bank USA and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on August 28, 2006).

10.20.1	—	Mortgage Loan Purchase and Sale Agreement, dated as of January 1, 2004, by and among Greenwich Capital Financial Products, Inc., American Home Mortgage Corp and American Home Mortgage Servicing, Inc. f/k/a Columbia National, Incorporated (incorporated by reference to Exhibit 10.5.1 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 6, 2005).

10.20.2	—	First Amendment, dated as of September 1, 2004, to the Mortgage Loan Purchase and Sale Agreement, dated as of January 1, 2004, by and among Greenwich Capital Financial Products, Inc., American Home Mortgage Corp. and American Home Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2004).

10.20.3	—	Second Amendment, dated as of September 28, 2005, to the Mortgage Loan Purchase and Sale Agreement, dated as of January 1, 2004, by and among Greenwich Capital Financial Products, Inc., American Home Mortgage Corp. and American Home Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.22.3 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 16, 2006).

Exhibit No.		Description
10.20.4	—	Custodial Agreement, dated as of January 1, 2004, by and among Greenwich Capital Financial Products, Inc., Deutsche Bank National Trust Company, American Home Mortgage Corp. and American Home Mortgage Servicing, Inc. f/k/a Columbia National, Incorporated (incorporated by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on May 6, 2005).

10.21.1	—	Master Repurchase Agreement, dated as of September 13, 2006, by and among American Home Mortgage Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Servicing, Inc., American Home Mortgage Investment Corp., American Home Mortgage Holdings, Inc. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2006).

10.21.2	—	Guaranty, dated as of September 13, 2006, by American Home Mortgage Holdings, Inc. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2006).

10.21.3	—	Custodial Agreement, dated as of September 13, 2006, by and among American Home Mortgage Corp., American Home Mortgage Acceptance, Inc., American Home Mortgage Servicing, Inc., American Home Mortgage Investment Corp., Credit Suisse First Boston Mortgage Capital LLC and Deutsche Bank National Trust Company (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2006).

10.22.1	—	Whole Loan Purchase and Sale Agreement, dated as of September 22, 2006, by and among American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc., Aspen Funding Corp., Gemini Securitization Corp., LLC, Newport Funding Corp. and Sedona Capital Funding Corp., LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2006).

10.22.2	—	Whole Loan Custodial Agreement, dated as of September 22, 2006, by and among American Home Mortgage Corp., American Home Mortgage Investment Corp., American Home Mortgage Servicing, Inc., Aspen Funding Corp., Gemini Securitization Corp., LLC, Newport Funding Corp., Sedona Capital Funding Corp., LLC and Deutsche Bank National Trust Company (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2006).

10.23.1	—	Mortgage Loan Purchase and Sale Agreement, dated as of October 16, 2006, by and among American Home Mortgage Corp., American Home Mortgage Servicing, Inc., the entities party thereto as conduit purchasers, committed purchasers and funding agents and Societe Generale, as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2006).

10.23.2	—	Performance Guaranty, dated as of October 16, 2006, by American Home Mortgage Holdings, Inc. and American Home Mortgage Investment Corp. in favor of Societe Generale, as Administrative Agent for the purchasers party to the Mortgage Loan Purchase and Sale Agreement, dated as of October 16, 2006 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2006).

Exhibit No.		Description
10.23.3	—	Custodial Agreement, dated as of October 16, 2006, by and among American Home Mortgage Corp., American Home Mortgage Servicing, Inc., Societe Generale and Deutsche Bank National Trust Company (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on November 9, 2006).

10.24	—	Agreement of Lease, dated October 20, 1995, between Reckson Operating Partnership, L.P., as Landlord, Choicecare Long Island, Inc., as Assignor, and American Home Mortgage Corp., as Assignee, as amended on September 30, 1999 (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of American Home Mortgage Holdings, Inc. (File No. 000-27081) filed with the SEC on March 30, 2000).

10.25	—	Agreement of Lease, dated as of November 24, 2003, between AHM SPV II, LLC, and American Home Mortgage Corp. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

10.26	—	Lease Agreement, dated as of November 1, 2003, between Suffolk County Development Agency (Suffolk County, New York) and AHM SPV II, LLC (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of American Home Mortgage Investment Corp. (File No. 001-31916) filed with the SEC on March 15, 2004).

21.1	—	Subsidiaries of American Home Mortgage Investment Corp. (filed herewith).

23.1	—	Consent of Deloitte & Touche LLP (filed herewith).

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).