Form 10-Q
period 2007-03-31
AMERICAN HOME MORTGAGE INVESTMENT CORP
filed 2007-05-10
CIK 1256536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-31916

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2007, there were 54,278,645 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2007	December 31, 2006

	(Unaudited)
Assets:
Cash and cash equivalents	$836,860	$398,166
Securities purchased under agreements to resell	58,675	—
Accounts receivable and servicing advances	316,673	432,418
Securities (including securities pledged of $6,547,901 as of March 31, 2007 and $8,690,803 as of December 31, 2006)	7,557,886	9,308,032
Mortgage loans held for sale, net	955,451	1,523,737
Mortgage loans held for sale, at fair value	3,926,296	—
Mortgage loans held for investment, net of allowance of $16,586 as of March 31, 2007 and $14,191 as of December 31, 2006	6,010,969	6,329,721
Derivative assets	22,718	32,142
Mortgage servicing rights	525,565	506,341
Premises and equipment, net	87,723	86,211
Goodwill	133,248	133,128
Other assets	121,871	79,089

Total assets	$20,553,935	$18,828,985

Liabilities and Stockholders’ Equity:
Liabilities:
Warehouse lines of credit	$4,013,190	$1,304,541
Commercial paper	1,696,256	1,273,965
Reverse repurchase agreements	6,727,505	8,571,459
Deposits	184,614	24,016
Collateralized debt obligations	4,719,376	4,854,801
Payable for securities purchased	595,277	289,716
Derivative liabilities	36,550	12,644
Trust preferred securities	336,616	336,078
Accrued expenses and other liabilities	396,109	361,923
Notes payable	531,867	417,467
Income taxes payable	92,831	112,089

Total liabilities	19,330,191	17,558,699

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized:
9.75% Series A Cumulative Redeemable, 2,150,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006	50,857	50,857
9.25% Series B Cumulative Redeemable, 3,450,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006	83,183	83,183
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 50,273,878 and 50,195,499 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	503	502
Additional paid-in capital	965,034	963,617
Retained earnings	173,900	257,283
Accumulated other comprehensive loss	(49,733)	(85,156)

Total stockholders’ equity	1,223,744	1,270,286

Total liabilities and stockholders’ equity	$20,553,935	$18,828,985

See notes to consolidated financial statements (unaudited).

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Net interest income:
Interest income	$394,277	$300,613
Interest expense	(333,738)	(254,035)

Total net interest income	60,539	46,578

Provision for loan losses	(9,143)	(1,311)

Total net interest income after provision for loan losses	51,396	45,267

Non-interest income:
Gain on sales of mortgage loans	126,817	171,907
(Loss) gain on securities and derivatives	(4,242)	8,465

Loan servicing fees	46,084	24,333
Changes in fair value of mortgage servicing rights:
Due to realization of cash flows	(24,959)	(18,735)
Due to changes in valuation assumptions, net of hedge gain	(1,076)	114

Net loan servicing fees	20,049	5,712

Other non-interest income	3,221	1,769

Total non-interest income	145,845	187,853

Non-interest expenses:
Salaries, commissions and benefits, net	107,871	99,267
Occupancy and equipment	21,306	17,970
Data processing and communications	5,377	7,126
Office supplies and expenses	4,851	4,332
Marketing and promotion	4,278	5,800
Travel and entertainment	7,797	6,753
Professional fees	6,904	5,331
Other	20,850	15,882

Total non-interest expenses	179,234	162,461

Net income before income tax (benefit) expense	18,007	70,659

Income tax (benefit) expense	(12,675)	16,200

Net income	$30,682	$54,459

Dividends on preferred stock	3,305	3,305

Net income available to common stockholders	$27,377	$51,154

Per share data:
Basic	$0.55	$1.03
Diluted	$0.54	$1.02

Weighted average number of shares—basic	50,223	49,715
Weighted average number of shares—diluted	50,499	50,070

See notes to consolidated financial statements (unaudited).

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2006	$134,040	$496	$947,512	$203,778	$(78,810)	$1,207,016
Comprehensive income:
Net income	—	—	—	54,459	—	54,459
Net change in accumulated other comprehensive loss	—	—	—	—	13,990	13,990

Comprehensive income						68,449
Cumulative effect adjustment due to adoption of SFAS No. 156	—	—	—	(2,917)	—	(2,917)
Issuance of Common Stock - earnouts	—	3	9,555	—	—	9,558
Issuance of Common Stock - 1999 Omnibus Stock Incentive Plan	—	1	698	—	—	699
Stock-based employee compensation expense	—	—	410	—	—	410
Dividends declared on Series A Preferred Stock	—	—	—	(1,310)	—	(1,310)
Dividends declared on Series B Preferred Stock	—	—	—	(1,995)	—	(1,995)
Dividends declared on Common Stock	—	—	—	(45,503)	—	(45,503)

Balance at March 31, 2006	$134,040	$500	$958,175	$206,512	$(64,820)	$1,234,407

Balance at January 1, 2007	$134,040	$502	$963,617	$257,283	$(85,156)	$1,270,286
Comprehensive income:
Net income	—	—	—	30,682	—	30,682
Net change in accumulated other comprehensive loss	—	—	—	—	(19,030)	(19,030)

Comprehensive income						11,652
Cumulative effect adjustment due to adoption of SFAS No. 159	—	—	—	(54,453)	54,453	—
Issuance of Common Stock - 1999 Omnibus Stock Incentive Plan	—	1	798	—	—	799
Stock-based employee compensation expense	—	—	322	—	—	322
Tax benefit from stock options exercised	—	—	297	—	—	297
Dividends declared on Series A Preferred Stock	—	—	—	(1,310)	—	(1,310)
Dividends declared on Series B Preferred Stock	—	—	—	(1,995)	—	(1,995)
Dividends declared on Common Stock	—	—	—	(56,307)	—	(56,307)

Balance at March 31, 2007	$134,040	$503	$965,034	$173,900	$(49,733)	$1,223,744

See notes to consolidated financial statements (unaudited).

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$30,682	$54,459
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,637	3,953
Provision for loans held for investment	9,143	1,311
Provision (recovery) for loans held for sale	60,543	(412)
Change in fair value of mortgage servicing rights	26,421	18,621
Accretion and amortization of mortgage-backed securities, net	(8,530)	2,331
Deferred cash flow hedge gain, net of amortization	8,323	3,909
Gain on sales of mortgage-backed securities and derivatives	(5,155)	—
Unrealized loss on mortgage-backed securities	14,073	3,090
Unrealized loss (gain) on free standing derivatives	3,431	(4,765)
Increase (decrease) in forward delivery contracts	13,174	(24,041)
Capitalized mortgage servicing rights on sold loans	(45,645)	(69,768)
(Increase) decrease in interest rate lock commitments	(8,904)	7,131
Fair value in excess of cost basis on mortgage loans held for sale, fair value	(44,831)	—
Cost basis adjustments on mortgage loans held for sale, fair value	(52,100)	—
Decrease in mortgage loan basis adjustments	9,836	4,731
Excess tax benefits from share-based payment arrangements	(297)	—
Other	3,111	(198)

(Increase) decrease in operating assets:
Accounts receivable	118,178	6,829
Servicing advances	(2,433)	(3,281)
Other assets	11,210	(1,451)
Increase (decrease) in operating liabilities:
Accrued expenses and other liabilities	22,412	93,876
Income taxes payable	(18,961)	16,173

Origination of mortgage loans held for sale	(16,624,997)	(12,203,014)
Principal received from sales of mortgage loans held for sale	13,255,213	13,372,986
Additions to mortgage-backed securities and derivatives	(67,834)	—
Principal proceeds from sales of self-originated mortgage-backed securities	—	1,809,796
Cash received from residual assets in securitizations	16,519	27,353
Principal repayments of mortgage-backed securities	39,340	93,845

Net cash (used in) provided by operating activities	(3,232,441)	3,213,464

Cash flows from investing activities:
Purchases of premises and equipment	(7,149)	(10,765)
Origination of mortgage loans held for investment	(121,224)	(970,335)
Proceeds from repayments and dispositions of mortgage loans held for investment	425,385	137,545
Net increase in securities purchased under agreements to resell	(58,675)	—
Purchases of mortgage-backed securities	(1,452,021)	(1,389,336)
Principal proceeds from sales of purchased mortgage-backed securities	2,737,023	—
Principal repayments of purchased mortgage-backed securities	474,015	438,297
Net increase in investment in Federal Home Loan Bank stock, at cost	(713)	—
Acquisition of business	—	(550,077)

Net cash provided by (used in) investing activities	1,996,641	(2,344,671)

Cash flows from financing activities:
Increase (decrease) in warehouse lines of credit, net	2,708,649	(1,719,610)
Decrease in reverse repurchase agreements, net	(1,843,954)	(907,094)
Increase in deposits	160,598	—
(Decrease) increase in collateralized debt obligations	(135,425)	1,847,293
Increase (decrease) in payable for securities purchased	305,561	(46,425)
Increase (decrease) in commercial paper, net	422,291	(5,549)
Decrease in drafts payable, net	(2,751)	(4,377)
Increase in trust preferred securities	538	330
Increase in notes payable, net	114,400	11,405
Proceeds from issuance of Common Stock	802	652
Excess tax benefits from share-based payment arrangements	297	—
Dividends paid	(56,512)	(48,477)

Net cash provided by (used in) financing activities	1,674,494	(871,852)

Net increase (decrease) in cash and cash equivalents	438,694	(3,059)
Cash and cash equivalents, beginning of period	398,166	575,650

Cash and cash equivalents, end of period	$836,860	$572,591

Supplemental disclosure of cash flow information:
Interest paid	$318,455	$181,955
Income taxes paid	$6,345	$32
Supplemental disclosure of non-cash investing information:
Net transfer of loans held for sale to loans held for investment	$10,135	$—

See notes to consolidated financial statements (unaudited).

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – American Home Mortgage Investment Corp. (“AHM Investment”) is a mortgage REIT focused on earning net interest income from mortgage loans and securities, and, through its taxable subsidiaries, on earning income from originating and selling mortgage loans and servicing mortgage loans for institutional investors. Mortgages are originated through a network of loan origination offices and mortgage brokers or are purchased from correspondents, and are serviced at the Company’s Irving, Texas servicing center. As used herein, references to the “Company,” “American Home,” “we,” “our” and “us” refer to AHM Investment collectively with its subsidiaries.

Basis of Presentation – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

Due to the Company’s exercising significant influence on the operations of its joint ventures, their balances and operations have been fully consolidated in the accompanying consolidated financial statements and all intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents – Cash and cash equivalents are demand deposits and short-term investments with a maturity of 90 days or less. The carrying amount of cash and cash equivalents approximates its fair value.

Fair Value – A substantial portion of the Company’s assets and certain of the Company’s liabilities are carried at fair value. At the beginning of 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. With the adoption of SFAS No. 159, the Company recognized a gain of approximately $44.8 million during the three months ended March 31, 2007, related to the fair value in excess of cost basis of mortgage loans held for sale. The Company’s cost basis adjustments relating to the direct costs of originating the loans were $52.1 million during the three months ended March 31, 2007, and were recognized in earnings. The transition adjustment to beginning retained earnings related to the adoption of SFAS No. 159 was a loss of $54.5 million, net of tax, all of which related to applying the fair value option to securities.

Securities, at Fair Value – The fair values of the Company’s securities carried at fair value are generally based on market prices provided by certain dealers who make markets in these financial instruments. Changes in the fair value of securities are recognized in earnings and are included in (loss) gain on securities and derivatives.

Mortgage Loans Held for Sale – Mortgage loans held for sale originated prior to January 1, 2007 are carried at the lower of cost or aggregate market value (“LOCOM”). The cost basis includes the capitalized value of the prior interest rate lock commitments (“IRLCs”) related to the mortgage loans and any net deferred origination costs. For mortgage loans held for sale that are hedged with forward sale commitments, if the Company meets hedge accounting requirements, the carrying value is adjusted for the change in market during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate basis.

Mortgage Loans Held for Sale, at Fair Value – Mortgage loans held for sale originated after January 1, 2007 are carried at fair value. The fair value of mortgage loans held for sale may be determined by either outstanding commitments from investors, recent trade prices for identical or similar loans, or other observable data. Unrealized gain or loss is recognized in earnings for the difference between the cost basis, including upfront costs and fees, and the fair value of the loans. Unrealized gain or loss is included in gain on sales of mortgage loans.

Mortgage Loans Held for Investment – Mortgage loans held for investment represent loans securitized through transactions structured as financings, or pending securitization through transactions that are expected to be structured as financings. Mortgage loans held for investment are carried at the aggregate of their remaining unpaid principal balances, including the capitalized value of the prior IRLCs related to the mortgage loans, plus net deferred origination costs, less any related charge-offs and allowance for loan losses. Loan fees and direct origination costs are deferred and amortized into interest income over the contractual life of the loan using the level-yield method.

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

Mortgage Servicing Rights – In March 2006, the Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 156”). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of the entity’s first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date. The Company elected to early adopt SFAS No. 156 as of January 1, 2006 and, upon measurement of its mortgage servicing rights (“MSRs”) at fair value, recorded a cumulative effect adjustment to retained earnings of $718 thousand after tax. The Company’s election increased MSRs by $1.2 million. Prior to January 1, 2006, MSRs were carried at the lower of cost or fair value, based on defined interest rate risk strata, and the gross MSR asset was amortized in proportion to and over the period of estimated net servicing income. The Company estimates the fair value of its MSRs by obtaining market information from one of the market’s primary independent MSR brokers.

Premises and Equipment – Premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated service lives of the premises and equipment. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Depreciation and amortization are recorded within occupancy and equipment expense in the consolidated statements of income.

Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired from business acquisitions. The Company’s goodwill includes earnouts, consisting of cash and shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), paid to former shareholders of previously acquired companies. The Company tests for impairment at least annually and will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. The Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to the Company’s loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to the Company’s mortgage holdings segment includes a forecast of the expected future net interest income, gain on securities and derivatives and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies.

Reverse Repurchase Agreements – The Company has entered into reverse repurchase agreements to finance certain of its investments. These agreements are secured by a portion of the Company’s investments and bear interest rates that have historically moved in close relationship to the London Inter-Bank Offer Rate (“LIBOR”). Reverse repurchase agreements are accounted for as borrowings and recorded as a liability on the consolidated balance sheet.

Collateralized Debt Obligations – The Company has issued adjustable-rate collateralized debt obligations (“CDOs”) to finance certain portions of its mortgage loans. The CDOs are collateralized by primarily adjustable-rate mortgage (“ARM”) loans that have been placed in a trust and bear interest rates that have historically moved in close relationship to LIBOR. CDOs are accounted for as borrowings and recorded as a liability on the consolidated balance sheet.

Commercial Paper –The Company maintains a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term Secured Liquidity Notes (“SLNs”) to finance certain portions of the Company’s mortgage loans held for sale and mortgage loans held for investment. The commercial paper may be secured by the Company’s mortgage loans held for sale, mortgage loans held for investment, mortgage-backed securities (“MBS”) or cash and bears interest at prevailing money market rates approximating LIBOR. Commercial paper is accounted for as a borrowing and recorded as a liability on the consolidated balance sheet.

Trust Preferred Securities – The Company has formed wholly owned statutory business trusts (“Trusts”) for the purpose of issuing trust preferred securities. The Company does not consolidate its Trusts, which results in a liability to the Trusts, which is recorded in trust preferred securities on the consolidated balance sheet.

Derivative Financial Instruments –The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

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

Swaptions Used to Economically Hedge MSRs. The Company uses swaptions to economically hedge its MSRs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

Interest Rate Swap Agreements. The Company enters into interest rate swap agreements which require it to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The fair value of interest rate swap agreements is based on the net present value of estimated future interest payments over the remaining life of the interest rate swap agreement. All changes in the unrealized gains and losses on swap agreements designated as cash flow hedges have been recorded in accumulated other comprehensive income (loss) and are reclassified to earnings as interest expense is recognized on the Company’s hedged borrowings. For interest rate swap agreements accounted for as cash flow hedges, the net amount accrued for the variable interest receivable and fixed interest payable affects the amount recorded as interest expense. If it becomes probable that the forecasted transaction, which in this case refers to interest payments to be made under the Company’s short-term borrowing agreements, will not occur by the end of the originally specified time period, as documented at the inception of the hedging relationship, or within an additional two-month time period thereafter, then the related gain or loss in accumulated other comprehensive income (loss) would be reclassified to income. Certain swap agreements are designated as cash flow hedges against the benchmark interest rate risk associated with the Company’s borrowings. Although the terms and characteristics of the Company’s swap agreements and hedged borrowings are nearly identical, due to the explicit requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company does not account for these hedges under a method defined in SFAS No. 133 as the “shortcut” method, but rather the Company performs an assessment of the hedge effectiveness and measures the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. The Company classifies and accounts for interest rate swap agreements that are not designated as cash flow hedges as free-standing derivatives. Accordingly, these swap agreements are recorded at fair value with changes in fair value recorded to current earnings as a component of (loss) gain on securities and derivatives as they are used to offset the price change exposure of mortgage-backed securities classified as trading. For interest rate swap agreements accounted for as free-standing derivatives, the net amount accrued for the variable interest receivable and fixed interest payable is recorded in current earnings as (loss) gain on securities and derivatives.

Termination of Hedging Relationships. The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value or cash flows of the hedged item. Additionally, the Company may elect to de-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded in earnings.

Gain on Sale of Loans – The Company recognizes gain on sale of loans, net of hedge gains or losses, for the difference between the sales price and the adjusted book value of the loans, less associated market valuation reserves and recourse liabilities, at the time of sale. The adjusted book value of the loans includes the original principal amount plus SFAS No. 133 basis adjustments plus deferrals of fees and points received and direct loan origination costs. Recourse liabilities could include the potential repurchase of loans or indemnification of losses based on violations of representations and warranties which are customary to the business. The Company’s recourse liabilities are recorded in accrued expenses and other liabilities on the consolidated balance sheet.

The Company has elected to utilize the fair value option to measure mortgage loans held for sale originated after January 1, 2007, in accordance with SFAS No. 159. With the adoption of SFAS No. 159, the Company records in current earnings as gain on sale of loans its fair value in excess of cost basis of mortgage loans held for sale.

Loan Origination Fees and Direct Origination Costs – The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan or security and such amounts are included in revenues when the loan or security is sold or the loan is marked to fair value. When loans held for investment are securitized, net deferred origination costs are amortized over the life of the loan using the level-yield method and such amounts adjust interest income. When loans are securitized and held as trading securities, net deferred origination costs are an adjustment to the cost of the security and such amounts affect the amount recorded as (loss) gain on securities and derivatives.

Interest Recognition – The Company accrues interest income for all loans and securities as it is earned and interest expense as it is incurred. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

The Company enters into interest rate swap agreements which require it to pay a fixed interest rate and receive a variable interest rate based on the LIBOR. For interest rate swap agreements accounted for as cash flow hedges, the net amount accrued for the variable interest receivable and fixed interest payable affects the amount recorded as interest expense. For interest rate swap agreements accounted for as free-standing derivatives, the net amount accrued for the variable interest receivable and fixed interest payable is recorded in current earnings as (loss) gain on securities and derivatives.

Servicing Fees – The Company recognizes servicing fees when the fees are collected.

Marketing and Promotion – The Company charges the costs of marketing, promotion and advertising to expense in the period incurred.

Income Taxes – The Company accounts for income taxes in conformity with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences (“temporary differences”) attributable to the differences between the carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets where realization is not considered “more likely than not.” The Company recognizes the effect of changes in tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date.

Stock Option Plans – Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”), using the modified prospective method. Under this method, compensation cost includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue authorized but unissued shares of Common Stock to satisfy stock option exercises.

Earnings Per Share – Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.

Cash Flows – Cash and cash equivalents are demand deposits and short-term investments with a maturity of 90 days or less.

Recently Issued Accounting Standards – In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are free standing derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after November 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, which provides for enhanced guidance for using the fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Effective January 1, 2007, the Company adopted the methods of fair value as prescribed in SFAS No. 157 to value financial assets and liabilities. As defined in SFAS No. 157, fair value is based on exit price or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs used when little or no market data is available.

The Company has applied this definition of fair value in conjunction with its adoption of SFAS No. 159.

In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early adoption is permitted for fiscal years beginning on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of the fiscal year, has not issued financial statements for any interim period of the fiscal year of adoption and also elects to apply the provisions of SFAS No. 157. Effective January 1, 2007, the Company is electing to utilize the fair value option to value a portion of its mortgage loans held for sale and substantially all of its marketable securities. The Company did not elect the fair value option for its mortgage loans held for sale held as of December 31, 2006 due to cost-benefit considerations.

NOTE 2 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents are demand deposits and short-term investments with a maturity of 90 days or less. The carrying amount of cash and cash equivalents approximates its fair value.

Included within cash and cash equivalents are reserve balances that the Company is required to maintain due to contractual or fiduciary obligations. These restrictions include funds collected for various escrow responsibilities, including funds held for tax and insurance collections. The Company’s reserved funds as of March 31, 2007, and December 31, 2006 are $310.1 million and $218.1 million, respectively.

NOTE 3 – FAIR VALUE

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2007 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2007
	Level 1	Level 2	Level 3	Total
(In thousands)
Securities	$—	$7,556,464	$—	$7,556,464
Mortgage loans held for sale	271,338	3,654,958	—	3,926,296
Derivative assets	—	22,718	—	22,718
Mortgage servicing rights	—	525,565	—	525,565

Total assets at fair value	$271,338	$11,759,705	$—	$12,031,043

	March 31, 2007
	Level 1	Level 2	Level 3	Total
(In thousands)
Derivative liabilities	$—	$36,550	$—	$36,550

Total liabilities at fair value	$—	$36,550	$—	$36,550

The Company elected to early adopt SFAS No. 159 as of January 1, 2007, and in doing so, began employing the use of fair value measurement for a portion of its mortgage loans held for sale and its marketable securities. The Company has elected to utilize the fair value option to measure mortgage loans held for sale originated after January 1, 2007. With the adoption of SFAS No. 159, the Company recognized a gain of approximately $44.8 million during the three months ended March 31, 2007, related to the fair value in excess of cost basis of mortgage loans held for sale. The Company’s cost basis adjustments relating to the adoption of SFAS No. 159 were $52.1 million during the three months ended March 31, 2007.

The Company’s primary reasons for electing the fair value option were mitigating volatility in earnings from different measurement attributes, simplification, and cost-benefit considerations. The transition adjustment to beginning retained earnings related to the adoption of SFAS No. 159 was a loss of $54.5 million, net of tax, all of which related to applying the fair value option to securities.

NOTE 4 – SECURITIES

The following table presents the Company’s securities as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

(In thousands)
Mortgage-backed securities:
Agency	$354,935	$212,591
Privately issued—rated	7,018,617	8,887,249
Privately issued—unrated	180,128	204,710

Total mortgage-backed securities	7,553,680	9,304,550

Fannie Mae bonds	1,994	1,979
Corporate bonds	186	188
Trust preferred securities	592	593
Equity securities	12	13

Total securities at fair value	7,556,464	9,307,323

FHLB stock, at cost	1,422	709

Total securities	$7,557,886	$9,308,032

The Company’s securities held at March 31, 2007 were primarily either agency obligations or were rated AAA or AA by Standard & Poor’s.

A substantial portion of the Company’s securitizations qualified as sales under SFAS No. 140, which resulted in the recording of residual assets and MSRs on the consolidated balance sheet. The principal balance of off-balance sheet securitized loans that the Company has securitized privately was $12.0 billion and $10.7 billion as of March 31, 2007 and December 31, 2006, respectively. The credit exposure associated with the Company’s off-balance sheet securitized loans is limited to the fair value of the Company’s residual assets from securitizations totaling $182.9 million and $206.1 million as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, the Company’s nonperforming off-balance sheet securitized loans were $310.1 million, or 2.59% of the total portfolio. As of December 31, 2006, the Company’s nonperforming off-balance sheet securitized loans were $266.0 million, or 2.48% of the total portfolio.

The significant assumptions used in estimating the fair value of residual cash flows as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Weighted-average prepayment speed (CPR)	28.70%	30.48%
Weighted-average discount rate	19.03%	16.74%
Weighted-average annual default rate	0.83%	0.63%
Weighted-average loss severity	21.11%	22.33%

NOTE 5 – MORTGAGE LOANS

Mortgage Loans Held For Sale, at Fair Value

The following table presents the Company’s mortgage loans held for sale, at fair value, as of March 31, 2007:

(In thousands)	March 31, 2007

Mortgage loans held for sale	$3,829,365
Mark to fair value equal to cost basis adjustments	52,100
Mark to fair value in excess of cost basis adjustments	44,831

Total mortgage loans held for sale, at fair value	$3,926,296

At March 31, 2007, the Company marked to fair value $3.8 billion of mortgage loans held for sale and recognized a gain of approximately $44.8 million related to the fair value in excess of cost basis on mortgage loans held for sale. The Company’s cost basis adjustments relating to the direct costs of originating the loans were $52.1 million during the three months ended March 31, 2007.

As of March 31, 2007, the Company held no mortgage loans held for sale, at fair value, which were contractually past due 90 days or more as to principal or interest payments.

Mortgage Loans Held For Sale, Net

The following table presents the Company’s mortgage loans held for sale, net, as of March 31, 2007 and December 31, 2006:

(In thousands)	March 31, 2007	December 31, 2006

Mortgage loans held for sale	$1,001,815	$1,533,613
SFAS No. 133 basis adjustments	(1,199)	(2,467)
Deferred origination costs, net	7,650	14,639
LOCOM valuation reserves	(52,815)	(22,048)

Total mortgage loans held for sale, net	$955,451	$1,523,737

During the three months ended March 31, 2007, the Company sold or added at fair value mortgage loans totaling $17.2 billion and realized $126.8 million in gains.

During the three months ended March 31, 2006, the Company sold mortgage loans totaling $13.5 billion and realized $171.9 million in gains.

During the three months ended March 31, 2007, the Company deferred $253.1 million of loan origination costs as an adjustment to the cost basis for additions to mortgage loans held for sale. The Company’s gain on sale of loans was reduced by $208.0 million of deferred origination costs associated with mortgage loans sold and $52.1 million of cost basis adjustments for mortgage loans held for sale at fair value during the three months ended March 31, 2007.

During the three months ended March 31, 2006, the Company deferred $127.9 million of loan origination costs as an adjustment to the cost basis for additions to mortgage loans held for sale. The Company’s gain on sale of loans was reduced by $134.7 million of deferred origination costs associated with mortgage loans sold during the three months ended March 31, 2006.

As of March 31, 2007, the Company’s nonaccruing mortgage loans held for sale was $242.9 million, or 5.03% of the total mortgage loans held for sale portfolio. As of December 31, 2006, the Company’s nonaccruing mortgage loans held for sale was $124.3 million, or 8.13% of the total mortgage loans held for sale portfolio.

As of March 31, 2007 and December 31, 2006, the Company held no accruing mortgage loans held for sale which were contractually past due 90 days or more as to principal or interest payments.

Mortgage Loans Held For Investment, Net

The following table presents the Company’s mortgage loans held for investment, net, as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(In thousands)	2007	2006
Mortgage loans held for investment:
One-to-four family	$5,964,664	$6,276,890
Commercial	4,562	4,580

Mortgage loans held for investment	5,969,226	6,281,470

SFAS No. 133 basis adjustments	(2,736)	(2,967)
Deferred origination costs, net	61,065	65,409
Allowance for loan losses	(16,586)	(14,191)

Total mortgage loans held for investment, net	$6,010,969	$6,329,721

During the three months ended March 31, 2007, the Company deferred $361.1 thousand of loan origination costs as an adjustment to the cost basis for mortgage loans added to its held for investment portfolio. The Company’s interest income was reduced by $4.7 million of deferred origination cost amortization on mortgage loans held for investment during the three months ended March 31, 2007.

During the three months ended March 31, 2006, the Company deferred $8.4 million of loan origination costs as an adjustment to the cost basis for mortgage loans added to its held for investment portfolio. The Company’s interest income was reduced by $2.8 million of deferred origination cost amortization on mortgage loans held for investment during the three months ended March 31, 2006.

As of March 31, 2007, the Company’s mortgage loans held for investment includes $4.9 billion of mortgage loans pledged as collateral for its collateralized debt obligations.

As of December 31, 2006, the Company’s mortgage loans held for investment includes $5.0 billion of mortgage loans pledged as collateral for its collateralized debt obligations.

The following table presents the activity in the Company’s allowance for loan losses for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Balance at beginning of period	$14,191	$2,142
Provision for loan losses	9,143	1,311
Charge-offs	(6,748)	—

Balance at end of period	$16,586	$3,453

As of March 31, 2007, the Company’s nonaccruing mortgage loans held for investment was $96.1 million, or 1.61% of the total mortgage loans held for investment portfolio. As of December 31, 2006, the Company’s nonaccruing mortgage loans held for investment was $82.4 million, or 1.31% of the total mortgage loans held for investment portfolio.

As of March 31, 2007 and December 31, 2006, the Company held no accruing loans held for investment which were contractually past due 90 days or more as to principal or interest payments.

NOTE 6 – DERIVATIVE ASSETS AND LIABILITIES

The following table presents the Company’s derivative assets and liabilities as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(In thousands)	2007	2006
Derivative Assets
Interest rate lock commitments	$13,524	$11,728
Interest rate swaps	5,556	9,759
Swaptions	2,185	2,367
Forward delivery contracts—loan commitments	—	4,253
Forward delivery contracts—loans held for sale	—	2,342
Other	1,453	1,693

Derivative assets	$22,718	$32,142

Derivative Liabilities
Interest rate swaps	$24,323	$1,624
Forward delivery contracts—loan commitments	2,903	—
Total return swaps	2,725	3,178
Forward delivery contracts—loans held for sale	2,282	—
Interest rate lock commitments	733	7,842
Other	3,584	—

Derivative liabilities	$36,550	$12,644

As of March 31, 2007 and December 31, 2006, the notional amount of forward delivery contracts was approximately $7.6 billion and $4.8 billion, respectively.

As of March 31, 2007 and December 31, 2006, the notional amount of interest rate swap agreements was approximately $5.2 billion and $8.4 billion, respectively.

As of March 31, 2007 and December 31, 2006, the notional amount of swaptions was approximately $380.0 million.

As of March 31, 2007 and December 31, 2006, the notional amount of total return swaps was approximately $148.7 million and $152.6 million, respectively.

The Company’s forward delivery contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the consolidated balance sheets was insignificant as of March 31, 2007 and December 31, 2006.

The unrealized loss on interest rate swap agreements, interest rate caps and other derivative liabilities relating to cash flow hedges recorded in accumulated other comprehensive loss was $49.7 million and $30.7 million as of March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007, the increase in unrealized loss on cash flow hedges, net of amortization, was $19.0 million. During the three months ended March 31, 2006, the increase in unrealized gain on cash flow hedges, net of amortization, was $49.8 million. These changes in unrealized gain and loss on cash flow hedges are reported in net change in accumulated other comprehensive loss in the consolidated statements of stockholders’ equity.

The Company estimates that $6.4 million of the unrealized loss as of March 31, 2007 will be reclassified from accumulated other comprehensive loss to interest expense for the twelve months ended March 31, 2008.

NOTE 7 – MORTGAGE SERVICING RIGHTS

The Company elected to early adopt SFAS No. 156 as of January 1, 2006, and has recorded its MSRs at fair value. The Company’s adoption of SFAS No. 156 resulted in a cumulative-effect adjustment as of January 1, 2006, which increased MSRs by $1.2 million.

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

The following table presents the activity in the Company’s MSRs for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(In thousands)	2007	2006
Balance at beginning of period	$506,341	$340,377
Cumulative-effect adjustment as of beginning of year	—	1,156
Fair value measurement method adjustment	—	(20,706)
Additions	45,645	69,768
Changes in fair value resulting from:
Realization of cash flows	(24,959)	(18,735)
Changes in valuation assumptions	(1,462)	114

Balance at end of period	$525,565	$371,974

Impairment allowance:
Balance at beginning of period	$—	$(20,706)
Fair value measurement method adjustment	—	20,706

Balance at end of period	$—	$—

Total mortgage servicing rights	$525,565	$371,974

The amount of contractually specified servicing fees earned by the Company during the three months ended March 31, 2007 and 2006 were $33.1 million and $20.3 million, respectively.

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

The Company uses free standing derivatives to hedge the risk of changes in fair value of MSRs, with the resulting gain or loss reflected in income. During the three months ended March 31, 2007, the Company recognized in earnings $387 thousand in unrealized gains on free standing derivatives used to economically hedge the MSRs. These gains are recorded in change in fair value of mortgage servicing rights due to changes in valuation assumptions, net of hedge gain, in the consolidated statements of income.

The significant assumptions used in estimating the fair value of MSRs at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Weighted-average prepayment speed (PSA)	488	487
Weighted-average discount rate	11.69%	11.50%
Weighted-average default rate	2.30%	2.56%

The following table presents certain information regarding the Company’s servicing portfolio of loans serviced for others at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Loan servicing portfolio—loans sold or securitized	$39,631,213	$38,480,246
ARM loans as a percentage of total loans	76%	76%
Average loan size	$247	$241
Weighted-average servicing fee	0.348%	0.347%
Weighted-average note rate	7.30%	7.08%
Weighted-average remaining term (in months)	371	369
Weighted-average age (in months)	17	15

NOTE 8 – GOODWILL

The following table presents the activity in the Company’s goodwill for the three months ended March 31, 2007 and 2006:

(In thousands)	Loan Origination Segment	Mortgage Holdings Segment	Banking Segment	Total

Balance at January 1, 2006	$74,687	$24,840	$—	$99,527

Acquisitions	700	—	—	700
Earnouts from previous acquisitions	10,103	—	—	10,103

Balance at March 31, 2006	$85,490	$24,840	$—	$110,330

Balance at January 1, 2007	$87,050	$24,840	$21,238	$133,128

Earnouts from previous acquisitions	120	—	—	120

Balance at March 31, 2007	$87,170	$24,840	$21,238	$133,248

In October 2006, the Company, through its wholly-owned subsidiary American Home Mortgage Holdings, Inc., acquired Flower Bank, fsb, now known as American Home Bank (“AH Bank”). The goodwill relating to the AH Bank acquisition was $21.2 million. The details of the AH Bank acquisition are included in Note 21 to the Consolidated Financial Statements (“Acquisitions”).

As of December 31, 2006, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.

NOTE 9 – WAREHOUSE LINES OF CREDIT, REVERSE REPURCHASE AGREEMENTS AND COMMERCIAL PAPER

Warehouse Lines of Credit

To originate a mortgage loan, the Company draws against either a $3.3 billion SLN commercial paper program, a $2.0 billion pre-purchase facility with UBS Real Estate Securities Inc., a facility of $2.0 billion with Bear Stearns, a $1.3 billion bank syndicated facility led by Bank of America, N.A. (which includes a $446 million term loan facility which the Company uses to finance its MSRs), a facility of $125 million with J.P. Morgan Chase, a $750 million facility with IXIS Real Estate Capital, Inc. (“IXIS”), a $350 million facility with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), a $1.0 billion facility with Barclays Bank PLC (“Barclays”), a $250 million facility with ABN AMRO, or a $1.5 billion syndicated facility led by Calyon New York Branch (“Calyon”). The Bank of America, J.P. Morgan Chase, ABN AMRO, and Calyon facilities are committed facilities. The IXIS and CSFB facilities are partially committed facilities. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly. In addition, we have purchase and sale gestation facilities with UBS, Greenwich Capital Financial Products, Inc. (“Greenwich”), Societe Generale, and Deutsche Bank (“Deutsche”). The facilities are secured by mortgage loans and other assets of the Company.

The facilities contain various covenants pertaining to maintenance of net worth, working capital and maximum leverage. At March 31, 2007, the Company was in compliance with respect to the loan covenants.

Included within the Bank of America line of credit, the Company has a working capital sub-limit that allows for borrowings up to $50 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on compensating balances on deposit at creditors’ banks. As of March 31, 2007, borrowings under the working capital line of credit were $50.0 million.

The following tables summarize the Company’s warehouse lines of credit:

	March 31, 2007	December 31, 2006

	(Dollars in thousands)
Balance outstanding at end of period	$4,013,190	$1,304,541
Weighted-average interest rate at end of period	5.65%	5.94%

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Average balance outstanding for the period	$7,224,668	$6,713,022
Maximum balance outstanding at any month end	5,194,848	5,028,564

As of March 31, 2007 and December 31, 2006, the Company’s warehouse lines of credit had remaining maturities within 30 days.

Reverse Repurchase Agreements

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with eighteen different financial institutions and on March 31, 2007 had borrowed funds from eleven of these firms. Because the Company borrows money under these agreements based on the fair value of its mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, the Company’s borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of the Company’s mortgage-backed securities declines for other reasons.

The following tables summarize the Company’s reverse repurchase agreements:

	March 31, 2007	December 31, 2006

	(Dollars in thousands)
Balance outstanding at end of period	$6,727,505	$8,571,459
Weighted-average interest rate at end of period	5.38%	5.40%

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Average balance outstanding for the period	$8,533,063	$9,309,261
Maximum balance outstanding at any month end	9,199,441	9,126,012

As of March 31, 2007 and December 31, 2006, the Company’s reverse repurchase agreements had the following remaining maturities:

	March 31, 2007	December 31, 2006

	(In thousands)
Within 30 days	$403,868	$511,095
31 to 89 days	347,631	684,774
90 to 365 days	5,050,381	2,499,057
Greater than 1 year	925,625	4,876,533

Total reverse repurchase agreements	$6,727,505	$8,571,459

As of March 31, 2007 and December 31, 2006, the Company’s reverse repurchase agreements outstanding had a weighted-average remaining maturity of nine months and eleven months, respectively.

Commercial Paper

The Company maintains a wholly owned special purpose entity for the purpose of issuing commercial paper in the form of short-term SLNs to finance certain portions of the Company’s mortgage loans. The special purpose entity allows for issuance of short-term SLNs with maturities of up to 180 days, extendable up to 300 days. The SLNs bear interest at prevailing money market rates approximating the LIBOR. The SLN program capacity, based on aggregate commitments of underlying credit enhancers, was $3.3 billion at March 31, 2007.

The SLNs were collateralized by mortgage loans held for sale, mortgage loans held for investment and cash with a balance of $1.8 billion as of March 31, 2007. The SLNs were collateralized by mortgage loans held for sale, mortgage loans held for investment and cash with a balance of $1.4 billion as of December 31, 2006.

The following tables summarize the Company’s SLNs:

	March 31, 2007	December 31, 2006

	(Dollars in thousands)
Balance outstanding at end of period	$1,696,256	$1,273,965
Weighted-average interest rate at end of period	5.37%	5.39%

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Average balance outstanding for the period	$2,557,841	$2,666,665
Maximum balance outstanding at any month end	2,751,799	3,095,867

As of March 31, 2007 and December 31, 2006, the Company’s SLNs had remaining maturities within 30 days.

NOTE 10 – DEPOSITS

The Company assumed $30.7 million of deposits in connection with its acquisition of AH Bank. The following table presents the Company’s deposits as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

	(In thousands)
Checking deposits:
Non-interest bearing	$822	$1,168
Interest bearing	84	82

Checking deposits	906	1,250

Savings deposits	18	8
Money market deposits	163,169	192
Time deposits	20,521	22,566

Total deposits	$184,614	$24,016

The Company’s accrued but unpaid interest on deposits totaled $65 thousand as of March 31, 2007 and $95 thousand as of December 31, 2006.

The Company’s time deposit accounts in amounts of $100,000 or more totaled $2.3 million as of March 31, 2007 and December 31, 2006. The following table presents the contractual maturities of the Company’s time deposits in amounts of $100,000 or more as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

	(In thousands)
90 to 180 days	$677	$356
180 days to 1 year	1,065	1,267
Greater than 1 year	527	631

Total	$2,269	$2,254

There were no demand deposits with overdrafts as of March 31, 2007 and December 31, 2006.

NOTE 11 – COLLATERALIZED DEBT OBLIGATIONS

In March 2007, the Company issued $161.9 million of CDOs in the form of AAA and AA-rated floating-rate pass-through certificates to third-party investors. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the first quarter of 2007, the Company incurred CDO issuance costs of $1.5 million related to this transaction, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs.

In March 2006, the Company issued $1.9 billion of CDOs in the form of AAA and AA-rated floating-rate pass-through certificates to third-party investors. The interest rates on the floating-rate pass-through certificates reset monthly and are indexed to one-month LIBOR. In the first quarter of 2006, the Company incurred CDO issuance costs of $4.0 million, which were deducted from the proceeds of the transactions and are being amortized over the expected life of the CDOs.

As of March 31, 2007, the Company’s CDOs had a balance of $4.7 billion and an effective interest cost of 5.50%. As of March 31, 2007, the CDOs were collateralized by mortgage loans held for investment of $4.7 billion.

As of December 31, 2006, the Company’s CDOs had a balance of $4.9 billion and an effective interest cost of 5.53%. As of December 31, 2006, the CDOs were collateralized by mortgage loans held for investment of $4.9 billion.

As of March 31, 2007 and December 31, 2006, the Company’s CDOs had the following remaining contractual maturities:

	March 31, 2007	December 31, 2006

	(In thousands)
15 to 20 years	$24,735	$30,927
20 to 25 years	173,976	151,957
25 to 30 years	1,644,089	1,678,306
Greater than 30 years	2,876,576	2,993,611

Total collateralized debt obligations	$4,719,376	$4,854,801

NOTE 12 – TRUST PREFERRED SECURITIES

As of March 31, 2007, the Company has formed eight Trusts for the purpose of issuing trust preferred securities.

The Company’s trust preferred securities outstanding as of March 31, 2007 and December 31, 2006 were $336.6 million and $336.1 million, respectively.

The following table summarizes the Company’s trust preferred securities:

	Three Months Ended March 31,
	2007	2006
Weighted-average interest rate	8.09%	7.66%
Weighted-average interest rate spread	LIBOR + 2.74%	LIBOR + 2.92%
Weighted-average remaining maturity (years)	28.96	29.58

NOTE 13 – NOTES PAYABLE

Notes payable primarily consist of amounts borrowed under a term loan facility with a bank syndicate led by Bank of America. Under the terms of this facility, the Company may borrow the lesser of 70% of the value of its MSRs, or $446.3 million. As of March 31, 2007, borrowings under the term loan were $391.7 million. This term loan expires on August 9, 2007, but the Company has an option to extend the term for twelve additional months at a higher interest rate. Interest is based on a spread to the LIBOR and may be adjusted for earnings on compensating balances. As of March 31, 2007, the interest rate was 6.07%.

In October 2006, the Company assumed $3.0 million of subordinated notes in connection with its acquisition of AH Bank. The subordinated notes mature on December 8, 2011. The interest rates on the subordinated notes reset monthly and are indexed to six-month LIBOR. As of March 31, 2007, the interest rate was 9.10%.

In 2005, the Company sold $85.0 million in Mortgage Warehouse Subordinated Notes (“Subordinated Notes”). The Company received a premium, net of issuance costs, of $1.5 million related to the Subordinated Notes offering, which is being amortized to interest expense over the expected life of the Subordinated Notes. As of March 31, 2007, the balance of Subordinated Notes outstanding, net of unamortized premium and issuance costs, was $85.8 million. The Subordinated Notes mature on May 20, 2009. The interest rates on the Subordinated Notes reset monthly and are indexed to one-month LIBOR. As of March 31, 2007, the interest rate was 7.32%.

As of March 31, 2007, included in notes payable is a mortgage note of $25.4 million on an office building located in Melville, New York at a rate of 5.82%, and a mortgage note of $0.9 million on an office building located in Mount Prospect, Illinois at a rate of 7.18%.

As of March 31, 2007, the Company had $25.0 million of Federal Home Loan Bank (“FHLB”) advances with an interest rate of 5.39% and with remaining maturities within 30 days. Advances from the FHLB are collateralized by pledges of restricted cash of $46.6 million.

The following table presents the Company’s notes payable as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(In thousands)	2007	2006
Term loan	$391,700	$298,500
Subordinated notes	88,817	88,910
Notes—office buildings	26,350	26,457
FHLB advances	25,000	3,600

Total notes payable	$531,867	$417,467

The following table presents the maturities of the Company’s notes payable as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

	(In thousands)
Within 1 year	$417,557	$302,953
1 to 2 years	1,626	1,629
2 to 3 years	85,486	85,573
3 to 4 years	454	447
4 to 5 years	3,478	3,475
Greater than 5 years	23,266	23,390

Total notes payable	$531,867	$417,467

NOTE 14 – COMMON STOCK AND PREFERRED STOCK

Under the Company’s charter, the Company’s Board of Directors is authorized to issue 110,000,000 shares of stock, of which up to 100,000,000 shares may be Common Stock and up to 10,000,000 shares may be preferred stock. As of March 31, 2007, there were 50,273,878 shares of Common Stock issued and outstanding, 2,150,000 shares of 9.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding and 3,450,000 shares of 9.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) issued and outstanding. On or after July 7, 2009, the Company may, at its option, redeem the Series A Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption. On or after December 15, 2009, the Company may, at its option, redeem the Series B Preferred Stock, in whole or part, at any time and from time to time, for cash at a price of $25 per share, plus accumulated or unpaid dividends (whether or not declared), if any, to the date of redemption.

During the three months ended March 31, 2007, the Company declared dividends totaling $56.3 million, or $1.12 per share of Common Stock, which were paid on April 27, 2007. During the three months ended March 31, 2006, the Company declared dividends totaling $45.5 million, or $0.91 per share of Common Stock, which were paid on April 28, 2006.

During the three months ended March 31, 2007, the Company declared dividends totaling $1.3 million, or $0.609375 per share of Series A Preferred Stock, which were paid on April 30, 2007. During the three months ended March 31, 2006, the Company declared dividends totaling $1.3 million, or $0.609375 per share of Series A Preferred Stock, which were paid on May 1, 2006.

During the three months ended March 31, 2007, the Company declared dividends totaling $2.0 million, or $0.578125 per share of Series B Preferred Stock, which were paid on April 30, 2007. During the three months ended March 31, 2006, the Company declared dividends totaling $2.0 million, or $0.578125 per share of Series B Preferred Stock, which were paid on May 1, 2006.

NOTE 15 – INCOME TAXES

A reconciliation of the statutory income tax provision to the effective income tax (benefit) expense is as follows:

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands)
Tax provision at statutory rate	$6,303	35.0%	$24,731	35.0%
Non-taxable REIT income	(18,562)	(103.1)	(10,989)	(15.6)
State and local taxes, net of federal income tax benefit	(1,412)	(7.8)	1,997	2.8
Meals and entertainment	278	1.5	461	0.7
Other	718	4.0	—	—

Income tax (benefit) expense	$(12,675)	(70.4%)	$16,200	22.9%

The major sources of temporary differences and their deferred tax effect at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006

	(In thousands)
Deferred income tax liabilities:
Capitalized cost of mortgage servicing rights	$192,933	$179,545
Loan origination costs	22,302	29,651
Depreciation	—	1,482
Deferred state income taxes	—	2,332
Mark-to-market adjustments	16,247	13,783
Other	2,992	—

Deferred income tax liabilities	234,474	226,793

Deferred income tax assets:
Tax loss carryforwards	92,560	89,298
Allowance for bad debts and foreclosure reserve	23,284	16,909
Mark-to-market adjustments	2,835	—
AMT credit	1,745	1,745
Bonus accrual	13,152	1,227
Deferred compensation	7,651	7,004
Depreciation	765	—
Other	—	186

Deferred income tax assets	141,992	116,369

Net deferred income tax liabilities	$92,482	$110,424

American Home Mortgage Servicing, Inc. has approximately $26 million of separate company federal net operating loss carryforwards which begin to expire in 2008. In addition, American Home Mortgage Holdings, Inc. has approximately $234 million of federal and approximately $119 million of state net operating loss carryforwards which begin to expire in 2024 and 2009, respectively. The weighted average of the expiration of the state net operating loss carryforwards is approximately fifteen years.

At March 31, 2007 and December 31, 2006, no valuation allowance has been established against deferred tax assets since it is more likely than not that the deferred tax assets will be realized.

The Company has been audited by various state tax jurisdictions which have settled with a “no change” decision or an immaterial assessment. In addition, the Company is currently under examination by other tax jurisdictions which the Company expects to result in no material assessments. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in the calculation of its provision and maintains an appropriate reserve as needed.

The Company has evaluated FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interest and penalties are accrued and reported as interest expenses and other expenses on the consolidated statement of income. In addition, the 2003-2006 tax years remain open to examination by the major taxing jurisdictions. As of March 31, 2007, the adoption of FIN 48 has had no material impact on the Company’s consolidated financial statements.

NOTE 16 – EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the computations of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2007	2006
Numerator for basic earnings per share - Net income available to common stockholders	$27,377	$51,154

Denominator:
Denominator for basic earnings per share
Weighted average number of common shares outstanding during the period	50,222,881	49,715,423

Net effect of dilutive stock options	276,026	354,813

Denominator for diluted earnings per share	50,498,907	50,070,236

Net income per share available to common stockholders:
Basic	$0.55	$1.03

Diluted	$0.54	$1.02

NOTE 17 – STOCK INCENTIVE PLANS

Pursuant to the Company’s 1999 Omnibus Stock Incentive Plan (the “Plan”), eligible employees, officers and directors may be offered the opportunity to acquire the Company’s Common Stock through the grant of options and the award of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 4,000,000 shares of Common Stock. The Plan provides for the granting of options at the fair market value on the date of grant. The options issued primarily vest 50% on the two-year anniversary of the grant date and 50% on the three-year anniversary of the grant date, and expire ten years from the grant date.

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company’s consolidated financial statements. Under SFAS No. 123R, the related compensation cost is measured based on the fair value of the award at the date of grant. The Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, compensation cost in the three months ended March 31, 2007 and March 31, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model.

During the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of $322 thousand and $410 thousand, respectively, relating to stock options granted under the Plan. The expense, before income tax effect, is included in salaries, commissions and benefits expense. The income tax benefit recognized in income for the three months ended March 31, 2007 and 2006 for stock options was $62 thousand and $101 thousand, respectively.

During the three months ended March 31, 2007 and 2006, the fair value of the options granted was estimated using the binomial lattice option-pricing model. Under the binomial lattice option-pricing model, the fair value of each option award is estimated, with the assistance of an outside consulting service, on the date of grant, which incorporates ranges of assumptions for inputs as shown in the following table. The assumptions are as follows:

Dividend yield range: The expected dividend yield assumption is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Expected volatility range: The expected volatility assumption is a blend of implied volatility based on market-traded options on the Company’s Common Stock and historical volatility of the Company’s Common Stock over the contractual life of the options.

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

The weighted-average fair value per share of options granted during the three months ended March 31, 2007 and 2006 was $3.39 and $4.57, respectively. The fair value of the options granted during the three months ended March 31, 2007 and 2006 was estimated using the binomial lattice option-pricing model with the following assumptions used for the grants:

	Three Months Ended March 31,
	2007	2006
Dividend yield range	14.6% - 16.9%	12.6% - 13.1%
Expected volatility range	33.0% - 42.0%	40.0%
Risk-free interest rate range	4.2% - 5.0%	4.3% - 4.6%
Expected term range (in years)	7.4 - 7.5	7.0 - 7.6

The following table presents a summary of the Company’s stock option activity for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding - beginning of period	1,576,570	$25.69	1,501,384	$23.09
Granted	415,000	25.91	352,159	27.81
Exercised	(65,154)	12.31	(51,351)	12.68
Canceled	—	—	(53,000)	16.18

Options outstanding - end of period	1,926,416	$26.24	1,749,192	$24.52

Options exercisable - end of period	619,670	$22.31	400,693	$12.73

The intrinsic value of an option is defined as the difference between an option’s current market value and the grant price. The intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.8 million and $0.9 million, respectively.

As of March 31, 2007, the intrinsic value and weighted-average remaining life of the Company’s options outstanding were $5.0 million and 8.2 years, respectively.

As of March 31, 2007, the intrinsic value and weighted-average remaining life of the Company’s exercisable options outstanding were $4.0 million and 6.6 years, respectively.

As of March 31, 2007, the total remaining unrecognized compensation expense related to the Company’s unvested stock options was $3.2 million. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.2 years.

As of March 31, 2007, the Company has awarded 244,003 shares of restricted Common Stock under the Plan. During the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of $118 thousand and $47 thousand, respectively, relating to shares of restricted Common Stock granted under the Plan. As of March 31, 2007, 203,806 shares are vested. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

NOTE 18 – BANK REGULATORY CAPITAL

AH Bank is subject to capital adequacy guidelines adopted by the Office of Thrift Supervision (“OTS”). The most recent notifications received from the OTS categorized AH Bank as well capitalized.

(In thousands)	Actual		Minimum For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$53,495	78.10%	$5,480	8.00%	$6,850	10.00%

Tier 1 capital (to risk-weighted assets)	$49,821	72.73%	$2,740	4.00%	$4,110	6.00%

Tier 1 capital (average assets)	$49,821	18.49%	$10,775	4.00%	$13,469	5.00%

(In thousands)	Actual		Minimum For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$51,847	155.02%	$2,676	8.00%	$3,345	10.00%

Tier 1 capital (to risk-weighted assets)	$48,426	144.79%	$1,338	4.00%	$2,007	6.00%

Tier 1 capital (average assets)	$48,426	57.94%	$3,343	4.00%	$4,179	5.00%

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Loans Sold to Investors – In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties, which are subsequently unable to be sold through normal investor channels. At March 31, 2007 and December 31, 2006, the recourse reserve against exposure to repurchased loans was $18.4 million and $6.9 million, respectively.

NOTE 20 – CONCENTRATIONS OF CREDIT RISK

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

The following table classifies the Company’s mortgage loans held for investment and off-balance sheet securitized loans by product type as of March 31, 2007:

	March 31, 2007
	(Dollars in thousands)
	Loan Balance	Percentage of Total Portfolio
Interest-only	$7,862,697	43.8%
Pay option ARMs	5,858,528	32.7
Second liens	619,377	3.5
Other	3,589,308	20.0

Total	$17,929,910	100.0%

The following table presents the geographic concentrations for the Company’s mortgage loans held for investment and off-balance sheet securitized loans as of March 31, 2007:

	March 31, 2007
	(Dollars in thousands)
	Loan Balance	Percentage of Total Portfolio
California	$4,393,863	24.5%
Florida	2,014,843	11.2
Illinois	1,312,894	7.3
Virginia	1,078,109	6.0
New York	893,692	5.0
Other	8,236,509	46.0

Total	$17,929,910	100.0%

NOTE 21 – ACQUISITIONS

Flower Bank, fsb (now known as American Home Bank)

On October 19, 2006, the Company, through its wholly-owned subsidiary, American Home Mortgage Holdings, Inc., completed its acquisition of Flower Bank, fsb. In connection with its acquisition, the Company recapitalized Flower Bank through a $50 million investment in its new subsidiary. Flower Bank subsequently changed its name to American Home Bank on February 1, 2007. AH Bank is expected to hold mortgages, consumer loans and securities as its primary assets, and fund its holdings through deposits including escrow balances.

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

Waterfield Financial Corporation

On January 12, 2006, American Home Mortgage Corp. (“AHM”), an indirect, wholly-owned subsidiary of AHM Investment, entered into a Stock and Mortgage Loan Purchase Agreement with Union Federal Bank of Indianapolis (“Union Federal”) and Waterfield Financial Corporation (“WFC”), pursuant to which AHM agreed to purchase from Union Federal 100% of the outstanding capital stock of WFC and certain mortgage loans held by Union Federal, comprised of warehouse loans held for sale by Union Federal as of December 31, 2005 (the “Warehouse Loans”), construction loans held by Union Federal as of the closing and certain other loans held by Union Federal as of the closing, for a cash purchase price equal to the net book value of such assets, as modified by certain agreed upon adjustments, as of the respective closing dates (or, in the case of the Warehouse Loans, as of January 12, 2006).

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(In thousands)
Mortgage loans held for sale, net	$559,340
Accounts receivable	2,002
Other assets	2,442

Total assets acquired	563,784

Other liabilities	13,707

Total liabilities assumed	13,707

Net assets acquired	550,077

Cash paid	550,077

Goodwill	$—

NOTE 22 – SEGMENTS AND RELATED INFORMATION

The Company’s segments are Mortgage Holdings, Loan Origination, Loan Servicing and Banking. The Mortgage Holdings segment uses the Company’s equity capital and borrowed funds to invest in mortgage-backed securities and mortgage loans held for investment, thereby producing net interest income. The Loan Origination segment originates mortgage loans through the Company’s retail and wholesale loan production offices and its correspondent channel, as well as its direct-to-consumer channel supported by its call center. The Loan Servicing segment includes investments in MSRs as well as servicing operations primarily for other financial institutions. The Banking Segment includes loans held for investment, securities and deposits held in AH Bank. The Company’s segments are presented on a consolidated basis and do not include the effects of separately recording intercompany transactions.

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

	Three Months Ended March 31, 2007
	(In thousands)
	Mortgage Holdings Segment	Loan Origination Segment	Loan Servicing Segment	Banking Segment	Total
Net interest income:
Interest income	$219,506	$171,579	$—	$3,192	$394,277
Interest expense	(182,047)	(145,532)	(5,740)	(419)	(333,738)

Net interest income	37,459	26,047	(5,740)	2,773	60,539

Provision for loan losses	(8,965)	(178)	—	—	(9,143)

Net interest income after provision for loan losses	28,494	25,869	(5,740)	2,773	51,396

Non-interest income:
Gain on sales of mortgage loans	—	126,817	—	—	126,817
(Loss) gain on securities and derivatives	(4,245)	—	—	3	(4,242)

Loan servicing fees	—	—	46,072	12	46,084
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	—	—	(24,940)	(19)	(24,959)
Due to changes in valuation assumptions, net of hedge gain	—	—	(1,076)	—	(1,076)

Net loan servicing fees	—	—	20,056	(7)	20,049

Other non-interest income	—	2,475	717	29	3,221

Total non-interest income	(4,245)	129,292	20,773	25	145,845

Non-interest expenses:
Salaries, commissions and benefits, net	3,012	98,662	5,797	400	107,871
Occupancy and equipment	2	20,328	874	102	21,306
Data processing and communications	3	5,150	183	41	5,377
Office supplies and expenses	—	4,631	219	1	4,851
Marketing and promotion	21	4,184	73	—	4,278
Travel and entertainment	46	7,664	84	3	7,797
Professional fees	1,204	5,668	27	5	6,904
Other	3,845	14,901	2,047	57	20,850

Total non-interest expenses	8,133	161,188	9,304	609	179,234

Net income before income tax (benefit) expense	16,116	(6,027)	5,729	2,189	18,007

Income tax (benefit) expense	—	(14,851)	1,356	820	(12,675)

Net income	$16,116	$8,824	$4,373	$1,369	$30,682

Dividends on preferred stock	3,305	—	—	—	3,305

Net income available to common stockholders	$12,811	$8,824	$4,373	$1,369	$27,377

	March 31, 2007
Segment assets	$12,728,262	$6,798,671	$736,385	$290,617	$20,553,935

	Three Months Ended March 31, 2006
	(In thousands)

	Mortgage Holdings Segment	Loan Origination Segment	Loan Servicing Segment	Total
Net interest income:
Interest income	$154,946	$145,667	$—	$300,613
Interest expense	(128,555)	(122,327)	(3,153)	(254,035)

Net interest income	26,391	23,340	(3,153)	46,578

(Provision) recovery of loan losses	(2,507)	1,196	—	(1,311)

Net interest income after (provision) recovery of loan losses	23,884	24,536	(3,153)	45,267

Non-interest income:
Gain on sales of mortgage loans	—	171,907	—	171,907
Gain on securities and derivatives	8,190	275	—	8,465

Loan servicing fees	—	—	24,333	24,333
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	—	—	(18,735)	(18,735)
Due to changes in valuation assumptions, net of hedge gain	—	—	114	114

Net loan servicing fees	—	—	5,712	5,712

Other non-interest income	—	782	987	1,769

Total non-interest income	8,190	172,964	6,699	187,853

Non-interest expenses:
Salaries, commissions and benefits, net	5,025	90,337	3,905	99,267
Occupancy and equipment	2	17,650	318	17,970
Data processing and communications	16	6,949	161	7,126
Office supplies and expenses	—	4,278	54	4,332
Marketing and promotion	4	5,791	5	5,800
Travel and entertainment	—	6,701	52	6,753
Professional fees	1,454	3,877	—	5,331
Other	2,003	5,016	8,863	15,882

Total non-interest expenses	8,504	140,599	13,358	162,461

Net income before income tax expense (benefit)	23,570	56,901	(9,812)	70,659

Income tax expense (benefit)	—	19,860	(3,660)	16,200

Net income	$23,570	$37,041	$(6,152)	$54,459

Dividends on preferred stock	3,305	—	—	3,305

Net income available to common stockholders	$20,265	$37,041	$(6,152)	$51,154

	March 31, 2006
Segment assets	$12,935,531	$3,650,025	$491,454	$17,077,010

NOTE 23 – SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company has reduced its net holdings of mortgage-backed securities and securities purchased under agreements to resell by approximately $655 million to accommodate higher loan balances in part resulting from a carryover of loans in inventory from the previous quarter. A significant portion of these loans have been contractually sold and are awaiting settlement.

On May 4, 2007, the Company issued and sold 4,000,000 shares of Common Stock in an underwritten public offering pursuant to an underwriting agreement, dated April 30, 2007 (the “Underwriting Agreement”), between the Company and Citigroup Global Markets Inc., as underwriter (the “Underwriter”). The Company received proceeds of $92.4 million, before expenses, based on the sales price to the Underwriter of $23.10 per share. Also, pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 600,000 shares of Common Stock to cover over-allotments, if any. The Company intends to use the net proceeds from the offering for general corporate purposes.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements in this report are based on our management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to it. These statements are not statements of historical fact and are not guarantees of future performance, events or results. Forward-looking statements are subject to a number of factors, risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial position. These factors include, without limitation, those factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, entitled “Risk Factors,” as well as general economic, political, market, financial or legal conditions and any other factors, risks and uncertainties discussed in filings we make with the Securities and Exchange Commission (“SEC”).

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

Fair Value - A substantial portion of our assets and certain of our liabilities are carried at fair value. At the beginning of 2007, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157), and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Securities, at Fair Value - The fair values of our securities carried at fair value are generally based on market prices provided by certain dealers who make markets in these financial instruments. Changes in the fair value of securities are recognized in earnings and are included in (loss) gain on securities and derivatives.

Mortgage Loans Held for Sale - Mortgage loans held for sale originated prior to January 1, 2007 are carried at the lower of cost or aggregate market value. For such mortgage loans held for sale that are hedged with forward sale commitments, the carrying value is adjusted for the change in market during the time the hedge was deemed to be highly effective. The market value is determined by outstanding commitments from investors or current yield requirements calculated on an aggregate basis.

Mortgage Loans Held for Sale, at Fair Value - Mortgage loans held for sale originated after January 1, 2007 are carried at fair value. The fair value of mortgage loans held for sale may be determined by either outstanding commitments from investors, recent trade prices for identical or similar loans, or other observable data. Unrealized gain or loss is recognized in earnings for the difference between the cost basis, including upfront costs and fees, and the fair value of the loans. Unrealized gain or loss is included in gain on sales of mortgage loans.

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

Mortgage Servicing Rights (“MSRs”) - When we acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained, the fair value attributable to the servicing assets is capitalized as MSRs on the consolidated balance sheets. We estimate the fair value of the servicing assets by obtaining market information from one of the market’s primary independent MSR brokers.

Derivative Assets and Derivative Liabilities - Our mortgage-committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria and have locked their terms and rates. IRLCs associated with loans expected to be sold are recorded at fair value with changes in fair value recognized in earnings and included in gain on sales of mortgage loans.

We use other derivative instruments, including mortgage forward delivery contracts and treasury futures options, to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recognized in earnings and included in gain on sales of mortgage loans.

We use mortgage forward delivery contracts designated as fair value hedging instruments to economically hedge 100% of our agency-eligible conforming fixed-rate loans and most of our non-conforming fixed-rate loans held for sale. For loans that we apply hedge accounting to, at the inception of the hedge, we formally document the relationship between the forward delivery contracts and the mortgage inventory, as well as our objective and strategy for undertaking the hedge transactions. In the case of our conventional conforming fixed-rate loan products, the notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to us. We classify and account for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recognized in earnings and reported in gain on sales of mortgage loans. When the hedges are deemed to be highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

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

We use agency trust principal only total return swaps and swaptions to economically hedge our MSRs. Our total return swaps and swaptions are classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recognized in earnings and are included in change in fair value of mortgage servicing rights due to changes in valuation assumptions, net of hedge gain (loss).

Goodwill - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions, including identifiable intangibles. We test for impairment, at least annually, by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation related to our loan origination segment includes a forecast of the expected future loan originations and the related revenues and expenses. The discounted cash flow calculation related to our Mortgage Holdings segment includes a forecast of the expected future net interest income, gain on securities and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar companies.

Financial Condition

The following table presents the Company’s consolidated balance sheets as of March 31, 2007 and December 31, 2006:

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006

Assets:
Cash and cash equivalents	$836,860	$398,166
Securities purchased under agreements to resell	58,675	—
Accounts receivable and servicing advances	316,673	432,418
Securities	7,557,886	9,308,032
Mortgage loans held for sale, net	955,451	1,523,737
Mortgage loans held for sale, at fair value	3,926,296	—
Mortgage loans held for investment, net	6,010,969	6,329,721
Derivative assets	22,718	32,142
Mortgage servicing rights	525,565	506,341
Premises and equipment, net	87,723	86,211
Goodwill	133,248	133,128
Other assets	121,871	79,089

Total assets	$20,553,935	$18,828,985

Liabilities and Stockholders’ Equity:
Liabilities:
Warehouse lines of credit	$4,013,190	$1,304,541
Commercial paper	1,696,256	1,273,965
Reverse repurchase agreements	6,727,505	8,571,459
Deposits	184,614	24,016
Collateralized debt obligations	4,719,376	4,854,801
Payable for securities purchased	595,277	289,716
Derivative liabilities	36,550	12,644
Trust preferred securities	336,616	336,078
Accrued expenses and other liabilities	396,109	361,923
Notes payable	531,867	417,467
Income taxes payable	92,831	112,089

Total liabilities	19,330,191	17,558,699

Stockholders’ Equity:
Preferred Stock	134,040	134,040
Common Stock	503	502
Additional paid-in capital	965,034	963,617
Retained earnings	173,900	257,283
Accumulated other comprehensive loss	(49,733)	(85,156)

Total stockholders’ equity	1,223,744	1,270,286

Total liabilities and stockholders’ equity	$20,553,935	$18,828,985

Total assets at March 31, 2007 were $20.55 billion, a $1.72 billion increase from $18.83 billion at December 31, 2006. The increase in total assets primarily reflects an increase in mortgage loans held for sale at fair vale of $3.93 billion, partially offset by a decrease in securities of $1.75 billion, a decrease in mortgage loans held for sale at the lower of cost or market of $568.3 million and a decrease in loans held for investment of $318.7 million. At March 31, 2007, 36.8% of our total assets were securities, 29.2% were mortgage loans held for investment, 19.1% were mortgage loans held for sale at fair value and 4.7% were mortgage loans held for sale at the lower of cost or market, compared to 49.4%, 33.6%, 0.0% and 8.1%, respectively, at December 31, 2006.

The following table summarizes our mortgage-backed securities owned at March 31, 2007 and December 31, 2006, classified by type of issuer and by ratings categories:

	March 31, 2007		December 31, 2006
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
	(Dollars in thousands)
Agency securities	$354,935	4.7%	$212,591	2.3%

Privately issued:
AAA	6,602,927	87.4	8,527,203	91.6
AA	53,585	0.7	54,880	0.6
A	176,484	2.3	170,831	1.8
BBB	147,950	2.0	129,669	1.4
BB	19,104	0.3	4,666	0.1
B	15,794	0.2	—	—
Unrated	182,901	2.4	204,710	2.2

Total mortgage-backed securities	$7,553,680	100.0%	$9,304,550	100.0%

The following tables classify our mortgage-backed securities portfolio by type of interest rate index at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
	(Dollars in thousands)
Index:
One-month LIBOR	$431,172	5.7%	$467,071	5.0%
Six-month LIBOR	3,577,779	47.3	4,463,283	48.0
One-year LIBOR	3,079,631	40.8	3,903,594	42.0
One-year constant maturity treasury	324,310	4.3	335,948	3.6
One-year monthly treasury average	140,788	1.9	134,654	1.4

Total mortgage-backed securities	$7,553,680	100.0%	$9,304,550	100.0%

The following table classifies our mortgage loans held for investment and mortgage-backed securities portfolio by product type at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Carrying Value	Portfolio Mix	Carrying Value	Portfolio Mix
	(Dollars in thousands)
Product:
ARMs less than 3 years	$3,895,623	28.7%	$4,059,711	26.0%
3/1 Hybrid ARM	264,859	1.9	320,737	2.0
5/1 Hybrid ARM	5,928,709	43.7	7,037,879	45.0
7/1 Hybrid ARM	686,194	5.1	1,390,517	8.9
Home equity/Second	188,112	1.4	208,299	1.3
Other ARM	455,007	3.4	482,067	3.1
Fixed rate	2,146,145	15.8	2,135,061	13.7

Total	$13,564,649	100.0%	$15,634,271	100.0%

During the three months ended March 31, 2007, we purchased $1.5 billion of mortgage-backed securities.

During the three months ended March 31, 2007, we sold $2.7 billion of mortgage-backed securities.

During the three months ended March 31, 2007, we added $142.6 million of loans held for investment to our portfolio.

Results of Operations

The following tables present our consolidated and segment statements of income:

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006

Net interest income:
Interest income	$394,277	$364,810	$332,875	$330,196	$300,613
Interest expense	(333,738)	(322,134)	(289,878)	(279,992)	(254,035)

Net interest income	60,539	42,676	42,997	50,204	46,578

Provision for loan losses	(9,143)	(6,725)	(5,365)	(3,979)	(1,311)

Net interest income after provision for loan losses	51,396	35,951	37,632	46,225	45,267

Non-interest income:
Gain on sales of mortgage loans	126,817	202,884	210,621	224,594	171,907
(Loss) gain on securities and derivatives	(4,242)	(6,358)	10,899	(7,777)	8,465

Loan servicing fees	46,084	47,300	43,379	30,417	24,333
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	(24,959)	(28,940)	(28,839)	(26,306)	(18,735)
Due to changes in valuation assumptions, net of hedge gain	(1,076)	3,920	(16,799)	7,476	114

Net loan servicing fees (loss)	20,049	22,280	(2,259)	11,587	5,712

Other non-interest income	3,221	2,902	2,018	2,125	1,769

Non-interest income	145,845	221,708	221,279	230,529	187,853

Non-interest expenses:
Salaries, commissions and benefits, net	107,871	105,908	105,676	103,157	99,267
Occupancy and equipment	21,306	20,396	19,228	19,763	17,970
Data processing and communications	5,377	6,346	5,700	6,733	7,126
Office supplies and expenses	4,851	4,324	5,346	5,145	4,332
Marketing and promotion	4,278	4,574	4,868	6,383	5,800
Travel and entertainment	7,797	8,966	7,798	7,793	6,753
Professional fees	6,904	7,902	6,076	5,013	5,331
Other	20,850	14,952	16,588	17,192	15,882

Non-interest expenses	179,234	173,368	171,280	171,179	162,461

Net income before income tax (benefit) expense	18,007	84,291	87,631	105,575	70,659

Income tax (benefit) expense	(12,675)	19,594	15,611	33,224	16,200

Net income	$30,682	$64,697	$72,020	$72,351	$54,459

Dividends on preferred stock	3,305	3,304	3,305	3,304	3,305

Net income available to common stockholders	$27,377	$61,393	$68,715	$69,047	$51,154

Per share data:
Basic	$0.55	$1.22	$1.37	$1.38	$1.03
Diluted	$0.54	$1.21	$1.36	$1.37	$1.02
Weighted average number of shares - basic	50,223	50,192	50,148	50,056	49,715
Weighted average number of shares - diluted	50,499	50,602	50,553	50,487	50,070

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Net interest income:
Interest income	$394,277	$300,613
Interest expense	(333,738)	(254,035)

Net interest income	60,539	46,578

Provision for loan losses	(9,143)	(1,311)

Net interest income after provision for loan losses	51,396	45,267

Non-interest income:
Gain on sales of mortgage loans	126,817	171,907
(Loss) gain on securities and derivatives	(4,242)	8,465

Loan servicing fees	46,084	24,333
Changes in fair value of mortgage servicing rights
Due to realization of cash flows	(24,959)	(18,735)
Due to changes in valuation assumptions, net of hedge gain	(1,076)	114

Net loan servicing fees	20,049	5,712

Other non-interest income	3,221	1,769

Non-interest income	145,845	187,853

Non-interest expenses:
Salaries, commissions and benefits, net	107,871	99,267
Occupancy and equipment	21,306	17,970
Data processing and communications	5,377	7,126
Office supplies and expenses	4,851	4,332
Marketing and promotion	4,278	5,800
Travel and entertainment	7,797	6,753
Professional fees	6,904	5,331
Other	20,850	15,882

Total non-interest expenses	179,234	162,461

Net income before income tax (benefit) expense	18,007	70,659

Income tax (benefit) expense	(12,675)	16,200

Net income	$30,682	$54,459

Dividends on preferred stock	3,305	3,305

Net income available to common stockholders	$27,377	$51,154

Per share data:
Basic	$0.55	$1.03
Diluted	$0.54	$1.02
Weighted average number of shares - basic	50,223	49,715
Weighted average number of shares - diluted	50,499	50,070

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

MORTGAGE HOLDINGS SEGMENT

(In thousands)

	Three Months Ended March 31,
	2007	2006
Net interest income:
Interest income	$219,506	$154,946
Interest expense	(182,047)	(128,555)

Net interest income	37,459	26,391

Provision for loan losses	(8,965)	(2,507)

Net interest income after provision for loan losses	28,494	23,884

Non-interest income:
(Loss) gain on securities and derivatives	(4,245)	8,190

Total non-interest income	(4,245)	8,190

Non-interest expenses:
Salaries, commissions and benefits, net	3,012	5,025
Occupancy and equipment	2	2
Data processing and communications	3	16
Marketing and promotion	21	4
Travel and entertainment	46	—
Professional fees	1,204	1,454
Other	3,845	2,003

Total non-interest expenses	8,133	8,504

Net income before income tax expense	16,116	23,570

Income tax expense	—	—

Net income	$16,116	$23,570

Dividends on preferred stock	3,305	3,305

Net income available to common stockholders	$12,811	$20,265

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

LOAN ORIGINATION SEGMENT

(In thousands)

	Three Months Ended March 31,
	2007	2006
Net interest income:
Interest income	$171,579	$145,667
Interest expense	(145,532)	(122,327)

Net interest income	26,047	23,340

Provision for loan losses	(178)	1,196

Net interest income after provision for loan losses	25,869	24,536

Non-interest income:
Gain on sales of mortgage loans	126,817	171,907
Gain on securities and derivatives	—	275

Other non-interest income	2,475	782

Total non-interest income	129,292	172,964

Non-interest expenses:
Salaries, commissions and benefits, net	98,662	90,337
Occupancy and equipment	20,328	17,650
Data processing and communications	5,150	6,949
Office supplies and expenses	4,631	4,278
Marketing and promotion	4,184	5,791
Travel and entertainment	7,664	6,701
Professional fees	5,668	3,877
Other	14,901	5,016

Total non-interest expenses	161,188	140,599

Net income before income tax (benefit) expense	(6,027)	56,901

Income tax (benefit) expense	(14,851)	19,860

Net income	$8,824	$37,041

Dividends on preferred stock	—	—

Net income available to common stockholders	$8,824	$37,041

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

LOAN SERVICING SEGMENT

(In thousands)

	Three Months Ended March 31,
	2007	2006
Net interest income:
Interest income	$—	$—
Interest expense	(5,740)	(3,153)

Net interest income	(5,740)	(3,153)

Provision for loan losses	—	—
Net interest income after provision for loan losses	(5,740)	(3,153)

Non-interest income:
Loan servicing fees	46,072	24,333
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	(24,940)	(18,735)
Due to changes in valuation assumptions, net of hedge gain	(1,076)	114

Net loan servicing fees	20,056	5,712

Other non-interest income	717	987
Total non-interest income	20,773	6,699

Non-interest expenses:
Salaries, commissions and benefits, net	5,797	3,905
Occupancy and equipment	874	318
Data processing and communications	183	161
Office supplies and expenses	219	54
Marketing and promotion	73	5
Travel and entertainment	84	52
Professional fees	27	—
Other	2,047	8,863

Total non-interest expenses	9,304	13,358

Net income before income tax expense (benefit)	5,729	(9,812)

Income tax expense (benefit)	1,356	(3,660)

Net income	$4,373	$(6,152)
Dividends on preferred stock	—	—

Net income available to common stockholders	$4,373	$(6,152)

AMERICAN HOME MORTGAGE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

BANKING SEGMENT

(In thousands)

Three Months Ended March 31, 2007

Net interest income:
Interest income	$3,192
Interest expense	(419)

Net interest income	2,773

Provision for loan losses	—

Net interest income after provision for loan losses	2,773

Non-interest income:
Gain on securities and derivatives	3

Loan servicing fees	12
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	(19)

Net loan servicing loss	(7)

Other non-interest income	29
Total non-interest income	25

Non-interest expenses:
Salaries, commissions and benefits, net	400
Occupancy and equipment	102
Data processing and communications	41
Office supplies and expenses	1
Travel and entertainment	3
Professional fees	5
Other	57

Total non-interest expenses	609

Net income before income tax expense	2,189

Income tax expense	820

Net income	$1,369

Dividends on preferred stock	—

Net income available to common stockholders	$1,369

Comparison of the Three Months Ended March 31, 2007 and 2006

Overview

Net income for the three months ended March 31, 2007 was $30.7 million compared to $54.5 million for the three months ended March 31, 2006, a decrease of $23.8 million, or 43.7%. The decrease in net income was the result of a $42.0 million decrease in non-interest income, a $16.8 million increase in non-interest expenses and a $7.8 million increase in provision for loan losses, partially offset by a $28.9 million decrease in income tax expense and a $13.9 million increase in net interest income. The $42.0 million decrease in non-interest income consists of a $45.1 million decrease in gain on mortgage loans and a $12.7 million decrease in gains on mortgage-backed securities and derivatives, partially offset by a $14.3 million increase in net loan servicing fees and a $1.5 million increase in other non-interest income in the three months ended March 31, 2007 versus the three months ended March 31, 2006.

Net Interest Income

The following table presents the average balances for our interest-earning assets, interest-bearing liabilities, corresponding annualized effective rates of interest and the related interest income or expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

(Dollars in thousands)	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Securities (1)	$8,815,396	$129,770	5.89%	$9,914,293	$135,093	5.45%
Securities purchased under agreements to resell	14,893	198	5.32%	—	—	—
Mortgage loans held for sale	8,668,749	150,938	6.96%	6,965,722	102,371	5.88%
Mortgage loans held for investment	6,176,204	111,671	7.23%	3,785,573	63,149	6.67%
Other interest-earning assets	135,227	1,700	5.03%	—	—	—

Total interest-earning assets	23,810,469	394,277	6.62%	20,665,588	300,613	5.82%

Interest bearing liabilities:
Warehouse lines of credit	7,224,668	102,285	5.66%	6,713,022	85,223	5.08%
Commercial paper (2)	2,557,841	33,853	5.29%	2,666,665	31,047	4.66%
Reverse repurchase agreements (3)	8,533,063	113,913	5.34%	9,309,261	115,505	4.96%
Deposits	21,291	231	4.34%	—	—	—
Collateralized debt obligations (4)	4,763,437	68,850	5.78%	1,253,797	13,580	4.33%
Trust preferred securities	345,000	7,524	8.72%	210,000	4,245	8.09%
Notes payable	463,403	7,082	6.11%	317,992	4,435	5.58%

Total interest-bearing liabilities	23,908,703	333,738	5.58%	20,470,737	254,035	4.96%

Net interest income		$60,539			$46,578
Interest rate spread			1.04%			0.86%
Net interest margin			1.02%			0.90%

(1)	The average yield does not give effect to changes in the fair value that are reflected as a component of stockholders’ equity for the 2006 period.
(2)	Includes $9 thousand of net interest income on interest rate swap agreements for the 2007 period.
(3)	Includes $962 thousand of net interest income and $8.4 million of net interest expense on interest rate swap agreements for the 2007 and 2006 periods, respectively.
(4)	Includes $274 thousand of net interest expense on interest rate swap agreements for the 2007 period.

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on our interest income and interest expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

(In thousands)	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
	Average Rate	Average Volume	Total

Securities	$48,235	$(53,558)	$(5,323)
Securities purchased under agreements to resell	—	198	198
Mortgage loans held for sale	20,834	27,733	48,567
Mortgage loans held for investment	12,195	36,327	48,522
Other interest-earning assets	—	1,700	1,700

Interest income	81,264	12,400	93,664

Warehouse lines of credit	10,232	6,830	17,062
Commercial paper	9,946	(7,140)	2,806
Reverse repurchase agreements	36,109	(37,701)	(1,592)
Deposits	—	231	231
Collateralized debt obligations	5,906	49,364	55,270
Trust preferred securities	779	2,500	3,279
Notes payable	455	2,192	2,647

Interest expense	63,427	16,276	79,703

Net interest income	$17,837	$(3,876)	$13,961

Interest Income: Interest income on securities for the three months ended March 31, 2007 was $129.8 million, compared to $135.1 million for the three months ended March 31, 2006, a $5.3 million, or 3.9%, decrease. This decrease reflects primarily the decrease in our securities portfolio as we grew our portfolio of loans held for investment, partially offset by a higher yield due to higher interest rates in 2007 versus 2006.

Interest income on our mortgage loans held for sale for the three months ended March 31, 2007 was $150.9 million, compared to $102.4 million for the three months ended March 31, 2006, an increase of $48.5 million, or 47.4%. The increase in interest income on mortgage loans held for sale was primarily the result of an increase in average volume in 2007 versus 2006 due to higher mortgage origination volume, and higher interest rates in 2007 versus 2006.

For the three months ended March 31, 2007, we recognized $111.7 million of interest income on loans held for investment, compared to $63.1 million for the three months ended March 31, 2006, an increase of $48.5 million, or 76.8%. This increase reflects primarily the growth of our portfolio of whole loans and a higher yield due to higher interest rates in 2007 versus 2006.

Interest Expense: As of March 31, 2007, we entered into reverse repurchase agreements, a form of collateralized short-term borrowing, with eighteen different financial institutions and had borrowed funds from eleven of these counterparties. We borrow funds under these arrangements based on the fair value of our mortgage-backed securities and loans held for investment. Total interest expense on reverse repurchase agreements for the three months ended March 31, 2007 was $113.9 million, compared to interest expense for the three months ended March 31, 2006 of $115.5 million, a $1.6 million decrease. The decrease in reverse repurchase agreements interest expense in 2007 versus 2006 was primarily the result of an decrease in average borrowings due to a reduction in mortgage-backed securities partially offset by higher average borrowing cost due to generally higher short-term interest rates in 2007 versus 2006.

We fund our loan inventory primarily through borrowing facilities with several mortgage warehouse lenders and through a $3.3 billion commercial paper, or secured liquidity note (“SLN”), program. Interest expense on warehouse lines of credit for the three months ended March 31, 2007 was $102.3 million, compared to interest expense for the three months ended March 31, 2006 of $85.2 million, a $17.1 million increase. The increase in warehouse lines of credit interest expense was primarily the result of an increase in average volume due to higher mortgage origination volume and an increase in average rate due to generally higher short-term interest rates in the first quarter of 2007 versus the first quarter of 2006.

Interest expense on commercial paper for the three months ended March 31, 2007 was $33.9 million, versus $31.0 million for the three months ended March 31, 2006, a $2.8 million increase. The increase in commercial paper interest expense was the result of an increase in average interest rates in the first quarter of 2007 versus the first quarter of 2006 partially offset by lower average borrowings. By funding a portion of our loan inventory through the commercial paper program, we are able to reduce our average funding cost versus borrowing exclusively through warehouse lenders.

Interest expense on collateralized debt obligations for the three months ended March 31, 2007 was $68.9 million, compared to interest expense for the three months ended March 31, 2006 of $13.6 million, a $55.3 million increase. The increase in collateralized debt obligation interest expense was the result of an increase in average volume and an increase in average interest rates in 2007 versus 2006. The increase in average volume in 2007 versus 2006 related to higher borrowings used to fund the growth in our portfolio of loans held for investment.

Provision for Loan Losses

Provision for loan losses for the three months ended March 31, 2007 was $9.1 million, compared to $1.3 million for the three months ended March 31, 2006. The provision for loan losses in the first quarter of 2007 consists of a $2.4 million increase in allowance for loan losses and charge-offs of $6.7 million. The provision for loan losses in the first quarter of 2006 consists of a $1.3 million increase in allowance for loan losses. The increase in provision for loan losses in the first quarter of 2007 versus 2006 was the result of an increase in loans held for investment and an increase in the amount of non-performing loans associated with the loans held for investment. At March 31, 2007, the principal amount of our loans held for investment was $6.0 billion, compared to $4.3 billion at March 31, 2006.

Gain on Mortgage Loans, Mortgage-Backed Securities and Derivatives

Gain on Sales of Mortgage Loans: During the three months ended March 31, 2007, gain on sales of mortgage loans in our Loan Origination segment totaled $126.8 million, or 0.74%, of mortgage loans sold or added at fair value, compared to $171.9 million, or 1.27%, of mortgage loans sold during the three months ended March 31, 2006. The decrease primarily reflects a $61.0 million increase in credit related charges and lower gain on sale margins due to lower demand for and significant price deterioration on loans we sell in the secondary loan market. During the three months ended March 31, 2007, gain on mortgage loans in our Loan Origination segment, excluding credit related charges, totaled $187.4 million, or 1.09%, of mortgage loans sold or added at fair value, compared to $171.5 million, or 1.27%, of mortgage loans sold during the three months ended March 31, 2006.

The following table presents the components of gain on sales of mortgage loans in our Loan Origination segment during the three months ended March 31, 2007 and 2006:

Gain on Sales of Mortgage Loans

	Three Months Ended March 31,
	2007	2006
(In thousands)
Gain on sales of mortgage loans before credit related charges	$142,529	$171,495
Fair value in excess of cost basis on mortgage loans added at fair value	44,831	—

Total gain on sales of mortgage loans before credit related charges	$187,360	$171,495
Credit related charges	(60,543)	412

Gain on sales of mortgage loans, net of credit related charges	$126,817	$171,907

Mortgage loans sold	$13,330,737	$13,533,589
Mortgage loans added at fair value	3,829,297	—

Total mortgage loans sold or added at fair value	$17,160,034	$13,533,589

Total gain on sales of mortgage loans before credit related charges as a % of total mortgage loans sold or added at fair value	1.09%	1.27%
Reduction to gain on sale of loans for credit related charges as a % of total mortgage loans sold or added at fair value	-0.35%	0.00%
Total gain on sales and securitizations of mortgage loans as a % of total mortgage loans sold or added at fair value	0.74%	1.27%

Portfolio Gains and Losses: During the three months ended March 31, 2007, portfolio gains and losses in our Mortgage Holdings segment were a portfolio loss of $4.2 million compared to a portfolio gain of $8.2 million during the three months ended March 31, 2006. The decrease in portfolio gains in the first quarter of 2007 compared to 2006 was the result of a $8.2 million net decrease in gain (loss) on mortgage-backed securities, a $4.1 million decrease in gain on free standing derivatives and a $92 thousand decrease in interest carry income on free standing derivatives.

The following table presents the components of portfolio gains and losses in our Mortgage Holdings segment during the three months ended March 31, 2007 and 2006:

Portfolio Gains and Losses

	Three Months Ended March 31,
	2007	2006
(In thousands)
Loss on mortgage-backed securities	$(9,586)	$(1,366)
Gain on free standing derivatives	1,560	5,683

Net (loss) gain on mortgage-backed securities and free standing derivatives excluding interest carry income (expense)	(8,026)	4,317

Interest carry income (expense) on free standing derivatives included in unrealized gain (loss)	3,781	3,873

Total portfolio (loss) gain	$(4,245)	$8,190

Net Loan Servicing Fees

Net loan servicing fees were $20.0 million for the three months ended March 31, 2007 compared to $5.7 million for the three months ended March 31, 2006.

Loan Servicing Fees: Loan servicing fees increased to $46.1 million for the three months ended March 31, 2007 from $24.3 million for the three months ended March 31, 2006, an increase of $21.8 million, or 89.4%, primarily as a result of a $12.8 million increase in contractually specified servicing fees, $3.2 million increase in ancillary income and a $5.7 million increase in escrow earnings. The increase in loan servicing fees in 2007 versus 2006 reflects an increase in loans serviced for others. At March 31, 2007, the principal amount of loans serviced for others, including loans held for sale and loans held for investment, was $50.4 billion, compared to $34.8 billion at March 31, 2006.

Change in Fair Value of MSRs: For the three months ended March 31, 2007, the change in fair value of MSRs was a reduction of $26.0 million. The change in fair value of MSRs in 2007 includes a $24.9 million reduction in fair value due to the realization of servicing cash flows and a $1.5 million reduction due to changes in valuation assumptions, partially offset by a $0.4 million gain on MSR-related hedges. For the three months ended March 31, 2006, the change in fair value of MSRs was a reduction of $18.6 million. The change in fair value of MSRs in 2006 includes a $18.7 million reduction in fair value due to the realization of servicing cash flows and a $0.1 million gain due to changes in valuation assumptions.

The following table presents the components of net loan servicing fees for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
(In thousands)
Loan servicing fees	$46,084	$24,333
Change in fair value of mortgage servicing rights:
Due to realization of cash flows	(24,959)	(18,735)
Due to changes in valuation assumptions	(1,463)	114
Due to gain on related hedges	387	—

Net loan servicing fees	$20,049	$5,712

Other Non-Interest Income

Other non-interest income totaled $3.2 million for the three months ended March 31, 2007, compared to $1.8 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, other non-interest income primarily includes reinsurance premiums earned totaling approximately $1.9 million, other fee income of $0.5 million, rental income of $0.2 million, and revenue from title services of $0.2 million. For the three months ended March 31, 2006, other non-interest income primarily includes reinsurance premiums earned totaling approximately $0.7 million, rental income of $0.3 million, revenue from title services of $0.2 million, and other fee income of $0.4 million.

Non-Interest Expenses

Our non-interest expenses for the three months ended March 31, 2007 were $179.2 million compared to $162.5 million for the three months ended March 31, 2006, an increase of $16.8 million, or 10.3%. The increase primarily reflects a $20.6 million rise in our Loan Origination segment non-interest expenses to $161.2 million, or 0.96% of total loan originations in 2007, from $140.6 million, or 1.07% of total loan originations in 2006.

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

Salaries, Commissions and Benefits, net: Salaries, commissions and benefits, net, for the three months ended March 31, 2007 were $107.9 million, compared to $99.3 million for the three months ended March 31, 2006, an increase of $8.6 million, or 8.7%. The increase in expenses reflects higher origination volume in the three months ended March 31, 2007 compared with the three months ended March 31, 2006.

Other Operating Expenses: Operating expenses, excluding salaries, commissions and benefits, were $71.4 million for the three months ended March 31, 2007 compared to $63.2 million for the three months ended March 31, 2006, an increase of $8.2 million, or 12.9%. The increase in operating expenses in 2007 versus 2006 includes a $5.0 million increase in other non-interest expense and an $3.3 million increase in occupancy and equipment expense. The increase in other non-interest expenses in 2007 versus 2006 was primarily due to a $3.1 million increase in lender-paid private mortgage insurance and $2.2 million of losses on sales of real estate owned. The increase in occupancy and equipment expense was due to higher lease obligations and certain fixed asset expenses relating to the increased number of branches in 2007.

Income Tax Expense

We recognized $12.7 million of income tax benefit for the three months ended March 31, 2007, compared to a $16.2 million income tax expense for the three months ended March 31, 2006. The decrease in income tax expense in the first quarter of 2007 versus 2006 reflects a decrease in income before income taxes relating to our taxable REIT subsidiary (“TRS”). The decrease in TRS income before income taxes was primarily the result of a decrease in gain on sale of loans, due to lower margins on loans sold to third parties, and higher credit related charges in the first quarter of 2007 versus 2006.

Loan Originations

We originate and sell or securitize one-to-four family residential mortgage loans. Total loan originations for the three months ended March 31, 2007 were $16.7 billion compared to $13.2 billion for the three months ended March 31, 2006, a 27.2% increase. Mortgage brokers, through our wholesale loan production offices, accounted for 48% of our loan originations for the three months ended March 31, 2007 compared to 55% for the three months ended March 31, 2006. Originations conducted through our retail loan production offices and Internet call center were 27% of our loan originations for the three months ended March 31, 2007 compared to 40% for the three months ended March 31, 2006. During the three months ended March 31, 2007, 25% of our loan originations were purchased from correspondents compared to 5% of our originations in the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with eighteen different financial institutions and had borrowed funds from eleven of these counterparties. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls in the event interest rates change or the value of our mortgage-backed securities declines for other reasons.

As of March 31, 2007, we had $6.7 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 5.38% before the impact of interest rate swaps and a weighted-average remaining maturity of nine months. As of December 31, 2006, we had $8.6 billion of reverse repurchase agreements outstanding with a weighted-average borrowing rate of 5.40% before the impact of interest rate swaps and a weighted-average remaining maturity of eleven months.

We issue adjustable-rate collateralized debt obligations to finance certain portions of our mortgage loans held for investment. The collateralized debt obligations are collateralized by ARM loans that have been placed in a trust. As of March 31, 2007, our collateralized debt obligations had a balance of $4.7 billion and an effective interest cost of 5.50%.

To originate a mortgage loan, the Company draws against either a $3.3 billion SLN commercial paper program, a $2.0 billion pre-purchase facility with UBS Real Estate Securities Inc., a facility of $2.0 billion with Bear Stearns, a $1.3 billion bank syndicated facility led by Bank of America, N.A. (which includes a $446 million term loan facility which the Company uses to finance its MSRs), a facility of $125 million with J.P. Morgan Chase, a $750 million facility with IXIS Real Estate Capital, Inc. (“IXIS”), a $350 million facility with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), a $1.0 billion facility with Barclays Bank PLC (“Barclays”), a $250 million facility with ABN AMRO, or a $1.5 billion syndicated facility led by Calyon New York Branch (“Calyon”). The Bank of America, J.P. Morgan Chase, ABN AMRO, and Calyon facilities are committed facilities. The IXIS and CSFB facilities are partially committed facilities. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly. In addition, we have purchase and sale gestation facilities with UBS, Greenwich Capital Financial Products, Inc. (“Greenwich”), Societe Generale, and Deutsche Bank (“Deutsche”). These facilities are secured by the mortgages owned by us and by certain of our other assets. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of our liabilities to our tangible net worth. At May 4, 2007 the aggregate outstanding balance under the commercial paper program was $2.7 billion, the aggregate outstanding balance under the warehouse facilities was $4.7 billion, the aggregate outstanding balance in drafts payable was $7.1 million and the aggregate maximum amount available for additional borrowings was $5.0 billion.

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

As of March 31, 2007, our aggregate warehouse facility borrowings were $4.0 billion (including $50.0 million of borrowings under a working capital sub-limit) and our outstanding drafts payable were $10.1 million, compared to $1.3 billion in aggregate warehouse facility borrowings (including $50.0 million of borrowings under a working capital sub-limit), and outstanding drafts payable of $12.8 million as of December 31, 2006. At March 31, 2007, our loans held for investment were $6.0 billion and our loans held for sale were $4.9 billion compared to loans held for investment of $6.3 billion and loans held for sale of $1.5 billion as of December 31, 2006.

In addition to the warehouse facilities, we have purchase and sale agreements with UBS, Greenwich, Societe Generale, and Deutsche. These agreements allow us to accelerate the sale of our mortgage loan inventory, resulting in a more effective use of the warehouse facilities. Aggregate amounts sold and being held under these agreements at March 31, 2007 and December 31, 2006 were $2.8 billion and $6.2 billion, respectively. Aggregate amounts so held under these agreements at May 4, 2007 were $1.9 billion. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

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

We also have a $446.3 million term loan facility with a bank syndicate led by Bank of America which we use to finance our MSRs. The term loan facility expires on August 9, 2007, but we have an option to extend the term for twelve additional months at a higher interest rate. We expect to renew the term loan facility at similar or better terms prior to the expiration date. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At March 31, 2007 and December 31, 2006, borrowings under our term loan facility were $391.7 million and $298.5 million, respectively.

Cash and cash equivalents increased to $836.9 million at March 31, 2007 from $398.1 million at December 31, 2006.

Our primary sources of cash and cash equivalents during the three months ended March 31, 2007 were as follows:

•	$13.3 billion of proceeds from principal received from sales of mortgage loans held for sale;

•	$2.7 billion of principal proceeds from sales of mortgage-backed securities; and

•	$2.7 billion increase in warehouse lines of credit, net.

Our primary uses of cash and cash equivalents during the three months ended March 31, 2007 were as follows:

•	$16.6 billion of origination of mortgage loans;

•	$1.8 billion decrease in reverse repurchase agreements, net; and

•	$1.5 billion of purchases of mortgage-backed securities.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at March 31, 2007:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
(In thousands)
Warehouse lines of credit	$4,013,190	$4,013,190	$—	$—	$—
Commercial paper	1,696,256	1,696,256	—	—	—
Reverse repurchase agreements	6,727,505	5,801,880	925,625	—	—
Deposits	184,614	182,627	1,481	506	—
Collateralized debt obligations	4,719,376	382,801	3,248,033	880,209	208,333
Trust preferred securities	336,616	—	—	—	336,616
Notes payable	531,867	417,557	87,112	3,932	23,266
Operating leases	138,699	40,872	54,215	27,034	16,578

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

The Company enters into interest rate swap agreements to manage its interest rate exposure when financing its loans held for investment and its mortgage-backed securities. The Company generally borrows money based on short-term interest rates by entering into borrowings with maturity terms of less than one year, and frequently nine to twelve months. The Company’s loans held for investment and mortgage-backed securities financing vehicles generally have an interest rate that reprices based on frequency terms of one to twelve months. The Company’s mortgage-backed securities have an initial fixed interest rate period of three to five years. When the Company enters into a swap agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR. These swap agreements have the effect of converting the Company’s variable-rate debt into fixed-rate debt over the life of the swap agreements. These instruments are used as a cost-effective way to lengthen the average repricing period of the Company’s variable-rate and short-term borrowings such that the average repricing of the borrowings more closely matches the average repricing of the Company’s mortgage-backed securities. The Company’s duration gap was approximately one month on March 31, 2007.

The following tables summarize the Company’s interest rate sensitive instruments as of March 31, 2007 and December 31, 2006:

	March 31, 2007
	Carrying Amount	Estimated Fair Value

	(In thousands)
Assets:
Securities purchased under agreements to resell	$58,675	$58,675
Securities	7,557,886	7,557,886
Derivative assets (1)	22,718	133,476
Mortgage loans held for sale, net	955,451	989,858
Mortgage loans held for sale, at fair value	3,926,296	3,926,296
Mortgage loans held for investment, net	6,010,969	6,052,955
Mortgage servicing rights	525,565	525,565

Liabilities:
Reverse repurchase agreements	$6,727,505	$6,727,486
Collateralized debt obligations	4,719,376	4,712,798
Deposits	184,614	184,614
Derivative liabilities	36,550	36,550

	December 31, 2006
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Securities	$9,308,032	$9,308,032
Derivative assets (1)	32,142	130,091
Mortgage loans held for sale, net	1,523,737	1,573,564
Mortgage loans held for investment, net	6,329,721	6,461,449
Mortgage servicing rights	506,341	506,341

Liabilities:
Reverse repurchase agreements	$8,571,459	$8,571,538
Collateralized debt obligations	4,854,801	4,856,258
Deposits	24,016	24,016
Derivative liabilities	12,644	12,644

(1)	Derivative assets includes interest rate lock commitments (“IRLCs”) to fund mortgage loans. The carrying value excludes the value of the mortgage servicing rights (“MSRs”) attached to the IRLCs in accordance with SEC SAB No. 105. The fair value includes the value of MSRs.

Changes in fair value that are stated in the table below are derived based upon assuming immediate and equal changes to market interest rates of various maturities. The base or current interest rate curve is adjusted by the levels shown below:

	March 31, 2007
(In thousands)	-100 Basis Points	-50 Basis Points	+50 Basis Points	+100 Basis Points
Changes in fair value of securities, net of the related financing and hedges	$(26,834)	$(5,721)	$(9,320)	$(31,408)

Changes in fair value of mortgage loans held for sale and interest rate lock commitments, net of the related financing and hedges	(3,737)	(8,331)	15,760	34,117

Changes in fair value of mortgage loans held for investment, net of the related financing and hedges	13,874	7,507	(8,348)	(17,436)

Changes in fair value of mortgage servicing rights, net of the related financing and hedges	(13,632)	(10,307)	(307)	(744)

Net change	$(30,329)	$(16,852)	$(2,215)	$(15,471)

ITEM 4.

CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this quarterly report. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2007.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

There have been no material changes during the quarter ended March 31, 2007 to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On April 30, 2007, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc., as underwriter (the “Underwriter”), pursuant to which the Company issued and sold to the Underwriter 4,000,000 shares of Common Stock on May 4, 2007, at a sales price to the Underwriter of $23.10 per share. The Company also granted the Underwriter a 30-day option to purchase up to an additional 600,000 shares of Common Stock to cover over-allotments, if any. The Underwriting Agreement contains customary representations, warranties and agreements by the Company, and customary conditions to closing, indemnification rights, obligations of the parties and termination provisions. The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-121304) (the “Registration Statement”). The Underwriting Agreement is filed as Exhibit 1.1 to this Quarterly Report on Form 10-Q and is incorporated into the Registration Statement by reference.

ITEM 6.

EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.		Description
1.1	—	Underwriting Agreement, dated as of April 30, 2007, between American Home Mortgage Investment Corp. and Citigroup Global Markets Inc.

10.1	—	Employment Agreement, dated as of January 1, 2004, by and between American Home Mortgage Holdings, Inc. and Robert F. Johnson, Jr.

10.2	—	Master Repurchase Agreement, dated as of February 28, 2007, by and among American Home Mortgage Acceptance, Inc., American Home Mortgage Corp., American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc. and ABN AMRO Bank N.V.

10.3	—	Letter Agreement, dated as of February 28, 2007, by and among American Home Mortgage Acceptance, Inc., American Home Mortgage Corp., American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc., the purchasers party thereto, the group agents party thereto and ABN AMRO Bank N.V.

10.4	—	Performance Guaranty, dated as of February 28, 2007, by American Home Mortgage Holdings, Inc. and American Home Mortgage Investment Corp. in favor of ABN AMRO Bank N.V.

10.5	—	Custodial Agreement, dated as of February 28, 2007, by and among American Home Mortgage Acceptance, Inc., American Home Mortgage Corp., American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc., ABN AMRO Bank N.V. and Deutsche Bank National Trust Company.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOME MORTGAGE INVESTMENT CORP.
(Registrant)

Date: May 10, 2007	By:	/s/ Michael Strauss
Michael Strauss
Chairman, Chief Executive Officer and President

Date: May 10, 2007	By:	/s/ Stephen A. Hozie
Stephen A. Hozie
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
1.1	—	Underwriting Agreement, dated as of April 30, 2007, between American Home Mortgage Investment Corp. and Citigroup Global Markets Inc.

10.1	—	Employment Agreement, dated as of January 1, 2004, by and between American Home Mortgage Holdings, Inc. and Robert F. Johnson, Jr.

10.2	—	Master Repurchase Agreement, dated as of February 28, 2007, by and among American Home Mortgage Acceptance, Inc., American Home Mortgage Corp., American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc. and ABN AMRO Bank N.V.

10.3	—	Letter Agreement, dated as of February 28, 2007, by and among American Home Mortgage Acceptance, Inc., American Home Mortgage Corp., American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc., the purchasers party thereto, the group agents party thereto and ABN AMRO Bank N.V.

10.4	—	Performance Guaranty, dated as of February 28, 2007, by American Home Mortgage Holdings, Inc. and American Home Mortgage Investment Corp. in favor of ABN AMRO Bank N.V.

10.5	—	Custodial Agreement, dated as of February 28, 2007, by and among American Home Mortgage Acceptance, Inc., American Home Mortgage Corp., American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc., ABN AMRO Bank N.V. and Deutsche Bank National Trust Company.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.